Form 10-Q
period 2017-03-31
Select Energy Services, Inc.
filed 2017-05-19
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001‑38066

SELECT ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑4561945
(State of incorporation)	(IRS Employer Identification Number)

1820 North I‑35, P.O. Box 1715	76241
(Address of principal executive offices)	(Zip Code)

(940) 668‑0259

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☑*

* The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on April 21, 2017, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company.   Yes  ☐    No  ☑

As of May 15, 2017, the registrant had 14,082,970 shares of Class A common stock, 16,100,000 shares of Class A-1 common stock and 38,462,541 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our final prospectus dated April 20, 2017 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act, on April 24, 2017 (the “Final Prospectus”).  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the level of capital spending by domestic oil and gas companies;
•	trends and volatility in oil and gas prices;
•	demand for our services;
•	regional impacts to our business, including our key infrastructure assets within the Bakken;
•

our level of indebtedness and our ability to comply with covenants contained in our Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and various lenders, entered into on May 3, 2011 and amended most recently on December 20, 2016 (as amended, our “Credit Facility”), or future debt instruments;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
•	our safety performance;
•

the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater and various environmental matters;

•	our ability to retain key management and employees;
•	the impacts of competition on our operations;
•	our ability to hire and retain skilled labor;
•	delays or restrictions in obtaining permits by us or our customers;
•	constraints in supply or availability of equipment used in our business;
•	the impacts of advancements in drilling and well service technologies;

•	changes in global economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
•	the other risks described under “Risk Factors” in the Final Prospectus.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under “Risk Factors” in the Final Prospectus. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,048	$40,041
Accounts receivable trade, net of allowance for doubtful accounts of $2,203 and $2,144, respectively	103,180	75,892
Accounts receivable, related parties	279	135
Inventories	940	1,001
Prepaid expenses and other current assets	5,683	7,586
Total current assets	118,130	124,655
Property and equipment	756,124	739,386
Accumulated depreciation	(500,541)	(490,519)
Property and equipment, net	255,583	248,867
Goodwill	22,975	12,242
Other intangible assets, net	36,017	11,586
Other assets	8,410	7,716
Total assets	$441,115	$405,066
Liabilities and Equity
Current liabilities
Accounts payable	$13,012	$10,796
Accounts payable and accrued expenses, related parties	666	648
Accrued salaries and benefits	6,431	2,511
Accrued insurance	9,351	10,338
Accrued expenses and other current liabilities	24,031	22,091
Total current liabilities	53,491	46,384
Accrued lease obligations	17,282	15,946
Other long term liabilities	7,771	8,028
Long-term debt, net of current maturities	34,000	—
Total liabilities	112,544	70,358
Commitments and contingencies (Note 8)
Class A-1 common stock, $0.01 par value; 40,000,000 shares authorized and 16,100,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	161	161
Class A common stock, $0.01 par value; 250,000,000 shares authorized and 4,077,970 shares issued and outstanding as of March 31, 2017; 3,802,792 shares issued and outstanding as of December 31, 2016	41	38
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 38,462,541 shares issued and outstanding as of March 31, 2017 and December 31, 2016	385	385
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	115,891	113,175
Accumulated deficit	(5,215)	(1,043)
Total stockholders’ equity	111,263	112,716
Noncontrolling interests	217,308	221,992
Total equity	328,571	334,708
Total liabilities and equity	$441,115	$405,066

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Water solutions	$78,377	$62,289
Accommodations and rentals	9,515	8,514
Wellsite completion and construction services	12,033	8,036
Total revenue	99,925	78,839
Costs of revenue
Water solutions	60,621	51,534
Accommodations and rentals	7,923	6,238
Wellsite completion and construction services	10,419	6,862
Depreciation and amortization	21,204	26,142
Total costs of revenue	100,167	90,776
Gross profit (loss)	(242)	(11,937)
Operating expenses
Selling, general and administrative	9,957	8,980
Depreciation and amortization	446	634
Lease abandonment costs	1,863	—
Total operating expenses	12,266	9,614
Loss from operations	(12,508)	(21,551)
Other income (expense)
Interest expense, net	(730)	(3,367)
Other income (expense), net	1,064	(566)
Loss before tax expense	(12,174)	(25,484)
Tax expense	(106)	(309)
Net loss	(12,280)	(25,793)
Less: Net loss attributable to Predecessor	—	25,337
Less: Net loss attributable to noncontrolling interests	8,108	456
Net loss attributable to Select Energy Services, Inc.	$(4,172)	$—
Allocation of net loss attributable to:
Class A-1 stockholders	$(3,363)
Class A stockholders	(809)
Class B stockholders	—
	$(4,172)
Weighted average shares outstanding:
Class A-1—Basic & Diluted	16,100,000
Class A—Basic & Diluted	3,870,194
Class B—Basic & Diluted	38,462,541
Net loss per share attributable to common stockholders:
Class A-1—Basic & Diluted	$(0.21)
Class A—Basic & Diluted	$(0.21)
Class B—Basic & Diluted	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(12,280)	$(25,793)
Other comprehensive income (loss)
Interest rate derivatives designated as cash flow hedges
Unrealized holding loss arising during period	—	(80)
Net amount reclassified to earnings	—	85
Net change in unrealized gain (loss)	—	5
Comprehensive loss	(12,280)	(25,788)
Less: Comprehensive loss attributable to Predecessor	—	25,332
Less: Comprehensive loss attributable to noncontrolling interests	8,108	456
Comprehensive loss attributable to Select Energy Services, Inc.	$(4,172)	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands, except share data)

	Class A-1		Class A		Class B		Preferred
	Stockholders		Stockholders		Stockholders		Stockholders
		Class A-1		Class A		Class B			Additional		Total
		Common		Common		Common		Preferred	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2016	16,100,000	161	3,802,972	38	38,462,541	385	—	—	113,175	(1,043)	112,716	221,992	334,708
Issuance of shares for acquisition	—	—	274,998	3	—	—	—	—	2,495	—	2,498	3,002	5,500
Equity-based compensation	—	—	—	—	—	—	—	—	221	—	221	422	643
Net loss	—	—	—	—	—	—	—	—	—	(4,172)	(4,172)	(8,108)	(12,280)
Balance as of March 31, 2017	16,100,000	$161	4,077,970	$41	38,462,541	$385	—	$—	$115,891	$(5,215)	$111,263	$217,308	$328,571

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(12,280)	$(25,793)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	21,650	26,776
(Gain) loss on disposal of property and equipment	(1,105)	622
Bad debt expense	334	158
Amortization of debt issuance costs	309	651
Equity-based compensation	643	308
Changes in operating assets and liabilities
Accounts receivable	(21,157)	18,994
Prepaid expenses and other assets	1,337	2,006
Accounts payable and accrued liabilities	2,333	(7,302)
Net cash (used in) provided by operating activities	(7,936)	16,420
Cash flows from investing activities
Acquisitions, net of cash received	(49,004)	—
Purchase of property, equipment, and intangible assets	(10,806)	(22,275)
Proceeds received from sale of property and equipment	1,753	2,736
Net cash used in investing activities	(58,057)	(19,539)
Cash flows from financing activities
Proceeds from revolving line of credit	34,000	8,500
Payments on long-term debt	—	(7,625)
Payment of debt issuance costs	—	(376)
Member distributions	—	212
Net cash provided by financing activities	34,000	711
Net decrease in cash and cash equivalents	(31,993)	(2,408)
Cash and cash equivalents, beginning of period	40,041	16,305
Cash and cash equivalents, end of period	$8,048	$13,897
Supplemental cash flow disclosure:
Cash paid for interest	$427	$2,711
Cash paid for taxes	$12	$208
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,766	$28

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business:  Select Energy Services, Inc. (“Select Energy Services” or “the Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of a membership interest in SES Holdings, LLC (“SES Holdings” or the “Predecessor”). SES Holdings was formed in July 2008 and in October 2008, members of Select Energy Services, LLC (“Select”), formerly known as Peak Oilfield Services, LLC (“Peak”), a Delaware limited liability company formed in December 2006, transferred all interests in Select to SES Holdings in exchange for membership interests in SES Holdings and Select became a wholly‑owned subsidiary of SES Holdings.

Select Energy Services is an oilfield services company that provides water solutions to the U.S conventional oil and natural gas industry. The Company offers water‑related services that support oil and gas well completion and production activities including sourcing, transfer, containment, monitoring, treatment, flowback, hauling and disposal in the U.S. shale basins. These services establish and maintain the flow of oil and natural gas throughout the productive life of a horizontal well.

The Company also operates a wellsite services group as a part of its total water solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, and field services. The Company conducts its wellsite services activities on a third‑party contractual basis unrelated to its water‑related services.

Reorganization:  On December 20, 2016, Select Energy Services completed a private placement of 16,100,000 shares of Class A‑1 common stock (the “144A Offering”) at an offering price of $20.00 per share. In conjunction with the 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”) and SES Holdings effected a 10.3583 for 1 unit split. In exchange for the contribution of all net proceeds from the 144A Offering to SES Holdings, SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Energy Services, and Select Energy Services became the sole managing member of SES Holdings. Select Energy Services issued 38,462,541 shares of Class B common stock to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”), or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. The Company also acquired 3,802,972 SES Holdings LLC Units from certain legacy owners (the “Contributing Legacy Owners”) in exchange for the issuance of 3,802,972 shares of Class A common stock. Shareholders of Class A‑1, Class A, and Class B common stock vote together as a single class on all matters, subject to certain exceptions in our amended and restated certificate of incorporation. Shareholders of Class B common stock have voting rights only and are not entitled to an economic interest in Select Energy Services based on their ownership of Class B common stock. The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Unless otherwise stated or the context otherwise indicates, all references to the “Company” or similar expressions for time periods prior to the reorganization and 144A Offering transactions refer to SES Holdings and its subsidiaries. For time periods subsequent to the reorganization and 144A Offering transactions, these terms refer to Select Energy Services, Inc. and its subsidiaries.

Credit Facility:  Concurrent with the closing of the 144A Offering, the Company repaid all of its outstanding indebtedness and amended its Credit Facility to reduce the total commitment of its revolving line of credit to $100.0 million. See Note 7—Debt for further discussion.

Exchange rights:  Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), Legacy Owner Holdco has the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of the Company’s Class A common stock at an exchange ratio of one share of Class A common stock for each SES Holdings

LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A common stock. Alternatively, upon the exercise of any Exchange Right, the Company will have the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A common stock the exchanging unitholder would have received under the exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A common stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of the Company’s Class B common stock will be cancelled.

Registration rights:  In December 2016, in connection with the closing of the 144A Offering, Select Energy Services entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the SEC, in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of the Company’s Class A common stock issuable upon conversion of the Class A‑1 common stock sold in the 144A Offering plus any additional shares of Class A‑1 common stock issued in respect thereof whether by stock dividend, stock distribution, stock split, or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the Company’s IPO (as defined below). The Company filed this registration statement with the SEC on April 28, 2017. Each share of Class A‑1 common stock will be automatically converted into a share of Class A common stock on a one‑for‑one basis upon the effectiveness of such registration statement. Investors in the 144A Offering will be restricted from selling shares for a period of 60 days following the effective date of the registration statement related to the Company’s initial public offering of 8,700,000 shares of Class A common stock at a price of $14.00 per share (the “IPO”),  or April 20, 2017. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Class A common stock obtained pursuant to the Exchange Right.

Tax receivable agreement:  Concurrent with the closing of the 144A Offering, the Company entered into two tax receivable agreements with Legacy Owner Holdco and certain legacy owners of SES Holdings. See Note 12—Related Party Transactions for further discussion.

Basis of presentation:  The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015 included in the Final Prospectus. The consolidated financial statements include the accounts of Select Energy Services and all of its majority‑owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for a fair presentation of our interim financial statements have been included in these unaudited interim consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The Company’s historical financial statements prior to the 144A Offering and reorganization transactions are prepared using SES Holdings’ historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to SES Holdings.

For investments in subsidiaries that are not wholly‑owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income (loss) are reflected as noncontrolling interests. Investments in entities in which Select Energy Services exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2016 and 2015 included in the Final Prospectus. There have been no changes in such policies or the application of such policies during the quarter ended March 31, 2017.

Use of estimates:  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to recoverability of long‑lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, income taxes, self‑insurance liabilities, share‑based compensation and contingent liabilities. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Emerging Growth Company status:  Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase‑in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until we are no longer an emerging growth company. Our election to use the phase‑in periods permitted by this election may make it difficult to compare our financial statements to those of non‑emerging growth companies and other emerging growth companies that have opted out of the longer phase‑in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply immediately with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a comprehensive new revenue recognition standard that will supersede ASC 605, Revenue Recognition. The new accounting guidance creates a framework under which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch‑up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch‑up as of the current period. In August 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes,  which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for nonpublic entities, and may be applied either prospectively or retrospectively. The Company prospectively adopted this guidance during the three months ended March 31, 2017. Prior periods were not retrospectively adjusted. As the Company’s deferred tax assets and liabilities are all noncurrent, the adoption did not result in a change to the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright‑line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, that provides a new requirement to record all of the tax effects related to share‑based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero‑coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate‑owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied using a prospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

NOTE 3— ACQUISITION

On March 10, 2017, the Company completed its acquisition (the “Permian Acquisition”) of Gregory Rockhouse Ranch, Inc. and certain other affiliated entities and assets (collectively, the “GRR Entities”). The GRR Entities provide water and water‑related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 900 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin.

The total consideration paid for this acquisition was $56.5 million, with $51.0 million paid in cash and $5.5 million paid in shares of Class A common stock valued at $20.00 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the Permian Acquisition with $17.0 million of cash on hand and $34.0 million of borrowings under the Company’s Credit Facility. For the three months ended March 31, 2017, the Company expensed $0.7 million of transaction-related costs. The Permian Acquisition is being accounted for as a business combination under the acquisition method of accounting. The preliminary allocation of the consideration transferred is based on management’s estimates, judgments and assumptions. When determining the fair values of assets acquire and liabilities assumed, management made significant estimates, judgments, and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $10.7 million was recorded. The goodwill recognized is primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the Permian Acquisition and is attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousand)
Cash paid	$51,000
Class A common stock issued	5,500
Total consideration transferred	56,500
Less: identified assets
Working capital	6,000
Fixed assets	13,225
Customer relationship intangible assets	21,392
Other intangible assets	5,150
Total identified assets	45,767
Goodwill	$10,733

The Permian Acquisition contributed revenue and net income of $1.9 million and $0.3 million, respectively, to the Company for the period from March 10, 2017 to March 31, 2017. The following unaudited consolidated pro forma information is presented as if the Permian Acquisition had occurred on January 1, 2016:

	Pro Forma
	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in thousands)
Revenue	$105,531	$83,942

Net loss	$(12,055)	$(26,242)
Less: net loss attributable to noncontrolling interests[1]	7,932	17,369
Net loss attributable to Select Energy Services, Inc.[1]	$(4,123)	$(8,873)

 1 The allocation of net loss attributable to noncontrolling interests and Select Energy Services gives effect to the corporate reorganization as though the 144A Offering occurred as of January 1, 2016. However, the calculation of pro forma net loss does not give effect to any pro forma adjustments for the 144A Offering.

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Permian Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016 and other related pro forma adjustments. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Permian Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Permian Acquisition had occurred as of January 1, 2016 or of future operating performance.

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in industry activity from 2014, the Company made the decision during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. The Company recorded $1.9 million of charges related to exit and disposal activities and reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities during the three months ended March 31, 2017. The Company had a remaining balance of $20.4 million, inclusive of a short‑term balance of $3.1 million in accrued expenses and other current liabilities, as of March 31, 2017 related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. As of March 31, 2017, the Company has completed its exit from underperforming facilities but will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan.

		Provision during the	Usage during the
	Balance as of	three months ended	three months ended	Balance as of
	December 31, 2016	March 31, 2017	March 31, 2017	March 31, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$1,863	$712	$19,151
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$20,405

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$8,540	$8,593
Buildings and leasehold improvements	83,061	83,352
Vehicles and equipment	27,711	24,114
Machinery and equipment	538,693	534,303
Computer equipment and software	11,221	11,102
Office furniture and equipment	4,277	4,275
Disposal wells	67,566	67,566
Helicopters	497	497
Construction in progress	14,558	5,584
	756,124	739,386
Less accumulated depreciation and impairment	(500,541)	(490,519)
Total property and equipment, net	$255,583	$248,867

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company had no capital lease obligations as of March 31, 2017 and December 31, 2016.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs. The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

		Wellsite Completion
	Water	and Construction	Accommodations
	Solutions	Services	and Rentals	Total
	(in thousands)
Balance as of December 31, 2015	$137,534	$12,242	$995	$150,771
Impairment	(137,534)	—	(995)	(138,529)
Balance as of December 31, 2016	—	12,242	—	12,242
Additions	10,733	—	—	10,733
Balance as of March 31, 2017	$10,733	$12,242	$—	$22,975

The components of other intangible assets are as follows:

	March 31, 2017
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$78,218	$50,207	$28,011
Other	10,641	2,635	8,006
Total other intangible assets	$88,859	$52,842	$36,017

	December 31, 2016
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$56,826	$48,236	$8,590
Other	5,491	2,495	2,996
Total other intangible assets	$62,317	$50,731	$11,586

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information which is subject to change until final valuations are obtained. Customer relationships and non‑compete agreements are being amortized over estimated useful lives ranging from five to seven years and three to five years, respectively. Other intangible assets primarily relate to certain water rights that are amortized over estimated useful lives ranging from three to eight years. Intangible assets obtained in the Permian Acquisition consisted of customer relationships and non-compete agreements that will be amortized over estimated useful lives of thirteen and five years, respectively. As a result of the Permian Acquisition, the Company also obtained water rights that have an indefinite life and will be tested periodically for impairment.

Amortization expense was $2.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7—DEBT

Credit Facility term loans and revolving line of credit

Select Energy Services’ Credit Facility, originally executed in May 2011, has been amended over time. Effective December 20, 2016, the Company amended its Credit Facility to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100 million. The agreement also amended certain financial covenants and restrictions and outlined a new pricing grid that is effective after receipt of the third quarter 2017 compliance certificate. Accrued interest is payable at the end of each quarter. The Credit Facility has a variable interest rate that ranges from either (i) the London interbank rate (“LIBOR”) plus a margin for Eurodollar advances or (ii) the applicable base rate plus a margin for base rate advances based on the Company’s Leverage Ratio (as defined in the Credit Facility) as outlined below. In addition, a commitment fee related to the revolving line of credit is payable at the end of each calendar quarter based on a rate of 0.500% per annum on any unused portion of the commitment under the Credit Facility.

Leverage Ratio Before Receipt of Third Quarter 2017	Eurodollar	Base Rate
Compliance Certificate	Advances	Advances
< 4.00	4.00%	3.00%
≥ 4.00	4.50%	3.50%

Leverage Ratio After Receipt of Third Quarter 2017	Eurodollar	Base Rate
Compliance Certificate	Advances	Advances
< 2.00	3.00%	2.00%
≥ 2.00 < 2.50	3.25%	2.25%
≥ 2.50 < 3.00	3.50%	2.50%
≥ 3.00 < 3.50	3.75%	2.75%
≥ 3.50 < 4.00	4.00%	3.00%
≥ 4.00	4.50%	3.50%

Select Energy Services had $34.0 million outstanding under the revolving line of credit as of March 31, 2017 and no debt outstanding under the revolving line of credit as of December 31, 2016. The weighted‑average interest rate of outstanding borrowings under the revolving line of credit was 5.50% as of March 31, 2017. The borrowing capacity under the revolving line of credit was reduced by outstanding letters of credit of $16.1 million as of March 31, 2017. The Company’s letters of credit have a variable interest rate between 3.00% and 4.50% based on the Company’s Leverage

Ratio as outlined above. The unused portion of the available borrowings under the revolving line of credit was $49.9 million at March 31, 2017.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2017 were $3.6 million. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet.

The Company’s obligations under its Credit Facility are secured by substantially all of its assets. The Credit Facility contains customary events of default and covenants and limits its ability to incur additional indebtedness, pay dividends or make other distributions, create liens and sell assets. The Company was in compliance with all debt covenants as of March 31, 2017.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is named from time to time in various legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company does not believe the resolution of any of these proceedings would be material to its financial position or results of operations.

General Business Risk

As discussed in Note 1, the substantial majority of Company’s customers are in the oil and gas industry. The oil and gas industry is currently facing unique challenges due to the continued volatility and depressed state of oil and gas prices.

NOTE 9—EQUITY‑BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the Predecessor’s board of managers in April 2011. In conjunction with the 144A Offering, the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. The maximum number of shares that may be issued pursuant to the 2016 Plan shall not exceed 4,600,000 shares of Class A common stock plus 8% of any shares of Class A common stock sold in any underwritten public offering, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. Phantom unit awards granted under the 2011 Plan, upon vesting, entitled each participant with the right to receive an amount of cash based in part on the fair market value of a  share of Class A common stock on the date of the Company’s initial public offering. Based on the fair market value of a share of the Company’s Class A common stock of $14.00 on the date of the Company’s initial public offering, each participant received a cash payment equal to $5.53 for each phantom unit on May 5, 2017. Refer to Note 17 – Subsequent Events for details related to the payments made in respect of outstanding phantom units in connection with the Company’s initial public offering.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of the Company’s Class A common stock as of the date of grant. The Company historically valued its Class A common stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. The fair value measurement relies on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards that were granted during 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were granted in exchange for the cancellation of outstanding options granted under the 2011 Plan that were fully vested and exercisable prior to such cancellation. The Company utilizes the Black‑Scholes model to determine fair value, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. At the time of grant, there was no public market for the Company’s equity. Therefore, the Company considered the historic volatility of publicly traded peer companies when determining the volatility factor. The expected life of the options was based on a formula considering the vesting period and term of the options awarded, which is generally seven to ten years.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2017 is as follows:

	For the three months ended March 31, 2017
		Weighted-average
	Equity Options	Exercise Price
Beginning balance	620,721	$16.50
Granted	418,184	20.00
Ending balance	1,038,905	$17.91

The weighted‑average grant date fair value of stock options granted during the three months ended March 31, 2017 was $7.98. The relevant assumptions for stock options granted during the period are as follows:

$20.00 Strike
Underlying Equity	$20.00
Strike Price	$20.00
Dividend Yield (%)	0.0%
Risk free rate (%)	1.64% - 1.99%
Volatility (%)	46.6% - 46.7%
Expected Term (Years)	4-6

There was no vested stock option activity, or exercise of vested stock options, during the three months ended March 31, 2017.

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2017 is as follows:

	For the three months ended March 31, 2017
		Grant Date Fair
	Restricted Stock	Value
Beginning balance	—	$—
Granted	39,242	20.00
Ending balance	39,242	$20.00

The Company recognized approximately $0.6 million and $0.3 million of compensation expense related to stock options and restricted stock unit awards during the three months ended March 31, 2017 and 2016, respectively.

Phantom unit awards

The Company’s phantom unit awards are cash settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of the Company’s Class A common stock on the date of completion of the Company’s initial public offering, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash‑settlement feature of these awards, the Company considers these awards to be liability awards, which are measured at fair value at each reporting date and the pro rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable. No compensation expense was recognized through March 31, 2017 due to the non‑occurrence of the performance condition, which was not considered probable as of March 31, 2017. There was no activity related to the

Company’s phantom unit awards for the three months ended March 31, 2017. Refer to Note 17 – Subsequent Events for details related to the payments made in respect of outstanding phantom units in connection with the Company’s initial public offering.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company had variable rate debt outstanding which was subject to interest rate risk based on volatility in underlying interest rates. In April 2013, the Company entered into a pay fixed, receive variable interest rate swap, with an aggregate notional amount of $125.0 million, which the Company designated as a cash flow hedge. The derivative contract matured in April 2016. The change in value and amounts reclassified to interest expense during the three months ended March 31, 2016 were nominal. There was no activity during the three months ended March 31, 2017.

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Company’s interest rate swap derivative instruments are as follows:

Three Months Ended
March 31,
Derivatives designated as cash flow hedges	2016
(in thousands)
Beginning fair value of interest rate swap derivative instruments	$(7)
Amount of unrealized losses recognized in OCI	(80)
Amount of gains reclassified from AOCI to earnings (effective portion)	85
Net change in fair value of interest rate swap derivative instruments	5
Ending fair value of interest rate swap derivative instruments	$(2)

NOTE 11—FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to measure assets and liabilities in a business combination or assess impairment of property and equipment, intangible assets and goodwill. Fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in an orderly transaction between market participants at the measurement date. Further, ASC 820, Fair Value Measurements, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and includes certain disclosure requirements. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.

ASC 820 establishes a three‑level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1—Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2—Quoted prices for similar assets or liabilities in non‑active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs that are unobservable and significant to the fair value measurement (including the Company’s own assumptions in determining fair value).

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2017 or the year ended December 31, 2016.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at March 31, 2017 and December 31, 2016 due to the short‑term maturity of these instruments. The Company had no outstanding debt as of December 31, 2016. The carrying value of debt as of March 31, 2017 approximates fair value due to variable market rates of interest. These fair values, which are Level 3 measurements, were estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the Permian Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisition for further discussion.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons. The Company has entered into a significant number of transactions with related parties. The Company’s board of directors regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with non‑related parties.

During the three months ended March 31, 2017, sales to related parties were $0.5 million and purchases from related party vendors were $1.2 million. These purchases comprised $0.2 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.4 million relating to rent of certain equipment or other services used in operations, and $0.5 million relating to management, consulting and other services. During the three months ended March 31, 2016, sales to related parties were $0.3 million and purchases from related party vendors were $1.0 million. These purchases comprised $0.1 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.3 million relating to rent of certain equipment or other services used in operations, and $0.6 million relating to management, consulting and other services.

Tax receivable agreements

In connection with the 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco, Crestview GP, and certain affiliates of Predecessor unitholders (collectively, the “TRA Holders”).

The first of the Tax Receivable Agreements, which the Company entered into with Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the 144A Offering or pursuant to the exercise of the Exchange Right or the Company’s Call Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under such Tax Receivable Agreement.

The second of the Tax Receivable Agreements, which the Company entered into with an affiliate of the Contributing Legacy Owners, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement.

NOTE 13—INCOME TAXES

The Company is subject to U.S. federal and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow‑through entities for U.S. federal income tax purposes, and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, prior to our reorganization in connection with the 144A Offering, the Predecessor only recorded a provision for Texas franchise tax and U.S. federal and state provisions for certain corporate subsidiaries as the Predecessor’s taxable income or loss was includable in the income tax returns of the individual partners and members.  However, for periods following our reorganization in connection with the 144A Offering, Select Energy Services will recognize a tax liability on its allocable share of SES Holdings’ taxable income.

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was -0.9% and -1.2%, respectively.  The effective tax rate for the three months ended March 31, 2017 differs from the statutory rate of 35% due to net income allocated to noncontrolling interests, state income taxes, other permanent differences between book and tax accounting, and valuation allowances.

The Company recorded income tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

The tax benefits of deferred tax assets are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of deferred tax assets is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of March 31, 2017, management’s assessment as to the realizability of certain deferred tax assets has resulted in the recording of a valuation allowance to reduce deferred tax assets to the amounts that are considered more likely than not to be realized. Management believes there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization or sustainability of those deferred tax assets that do not have a valuation allowance recorded against them.

Separate federal and state income tax returns are filed for Select Energy Services, SES Holdings, and certain consolidated affiliates. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. Select Energy Services and SES Holdings are not currently under any income tax audits.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2017 and December 31, 2016, there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

NOTE 14—NONCONTROLLING INTERESTS

The Company has ownership interests in multiple subsidiaries that are consolidated within the Company’s financial statements but are not wholly owned. During the three months ended March 31, 2017 and 2016, the Company and its Predecessor purchased additional interests from third parties in certain of these subsidiaries. As a result of the Company’s increased interest in these subsidiaries, the Company reduced its noncontrolling interests and recognized an increase in equity related to transactions with holders of noncontrolling interests.

The following table summarizes the effects of changes in noncontrolling interests on equity for the three months ended March 31, 2017:

	For the three months ended March 31,
	2017	2016
	(in thousands)
Net loss attributable to Select Energy Services, Inc. and its Predecessor	$(4,172)	$(25,337)
Transfers from noncontrolling interests:
Increase in equity due to transactions with holder of noncontrolling interests	2,495	—
Change to equity from net loss attributable to Select Energy Services, Inc. and its Predecessor and transfers from noncontrolling interests	$(1,677)	$(25,337)

NOTE 15—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. The Company’s outstanding options are not included in the calculation of diluted weighted-average shares outstanding for the periods presented as the effect is antidilutive.

Earnings related to periods prior to the reorganization and 144A Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	(12,280)	(25,793)
Less: Net loss attributable to Predecessor	—	25,337
Less: Net loss attributable to noncontrolling interests	8,108	456
Net loss attributable to Select Energy Services, Inc.	$(4,172)	$—
Allocation of net loss attributable to:
Class A-1 stockholders	$(3,363)
Class A stockholders	(809)
Class B stockholders	—
	$(4,172)
Weighted average shares outstanding:
Class A-1-Basic & Diluted	16,100,000
Class A-Basic & Diluted	3,870,194
Class B-Basic & Diluted	38,462,541
Net loss per share attributable to common stockholders:
Class A-1-Basic & Diluted	$(0.21)
Class A-Basic & Diluted	$(0.21)
Class B-Basic & Diluted	$—

NOTE 16—SEGMENT INFORMATION

Select Energy Services is an oilfield services company that provides solutions to the North American onshore oil and natural gas industry. The Company’s services are offered through three operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate. Each operating segment reflects a reportable segment led by separate managers that report directly to the Company’s CODM. The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Solutions—The Water Solutions segment provides water‑related services to customers that include major integrated oil companies and independent oil and natural gas producers. These services include: the sourcing of water; the transfer of the water to the wellsite through permanent pipeline infrastructure and temporary pipe; the containment of fluids off‑ and on‑location; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling of flowback and produced formation water; and the transportation and recycling or disposal of drilling, completion and production fluids.

Accommodations and Rentals—The Accommodations and Rentals segment provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to the U.S. onshore oil and gas industry.

Wellsite Completion and Construction Services—The Wellsite Completion and Construction Services segment provides oil and natural gas operators with a variety of services, including crane and logistics services, wellsite and pipeline construction and field services. These services are performed to establish, maintain and improve production throughout the productive life of an oil or gas well, or to otherwise facilitate other services performed on a well.

Financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, by segment, is as follows:

	Total Assets
	As of	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Water Solutions	$357,168	$324,171
Accommodations and Rentals	39,247	38,874
Wellsite Completion and Construction Services	31,598	29,994
Corporate	13,102	12,027
	$441,115	$405,066

	For the three months ended March 31, 2017
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$78,765	$(7,672)	$17,548	$11,955
Accommodations and Rentals	9,543	(2,403)	2,672	713
Wellsite Completion and Construction Services	12,267	(248)	984	1,342
Elimination	(650)	—	—	—
Loss from operations		(10,323)
Corporate	—	(2,185)	446	—
Interest expense, net	—	(730)	—	—
Other income, net	—	1,064	—	—
	$99,925	$(12,174)	$21,650	$14,010

	For the three months ended March 31, 2016
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$62,309	$(17,499)	$21,922	$20,787
Accommodations and Rentals	8,596	(1,695)	2,829	500
Wellsite Completion and Construction Services	8,081	(1,192)	1,391	81
Elimination	(147)	—	—	—
Loss from operations		(20,386)
Corporate	—	(1,165)	634	—
Interest expense, net	—	(3,367)	—	—
Other (expense), net	—	(566)	—	—
	$78,839	$(25,484)	$26,776	$21,368

NOTE 17—SUBSEQUENT EVENTS

On April 26, 2017, the Company completed its IPO of 8,700,000 shares of Class A common stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A common stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, we received approximately $128.6 million of the aggregate net proceeds from the IPO (including the over-allotment option). We contributed all of the net proceeds received by us to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 was used to repay borrowings incurred under our Credit Facility to fund the cash portion of the purchase price of the Permian Acquisition, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds are intended to be used for general corporate purposes, including funding our 2017 budgeted capital expenditures.

On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of the Company’s Class A common stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report as well as the historical consolidated financial statements included in the Final Prospectus. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We are a provider of total water solutions to the U.S. unconventional oil and gas industry. Within the major shale plays in the United States, we source and transfer water (both by permanent pipeline and temporary pipe) prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre-frac water services.” In most of our areas of operations, we provide complementary water-related services that support oil and gas well completion and production activities including containment, monitoring, treatment, flowback, hauling and disposal. Our services are necessary to establish and maintain production of oil and gas over the productive life of a horizontal well. Water and related services are increasingly important as E&P companies have increased the complexity and completion intensity of horizontal wells (including the use of longer horizontal wellbore laterals, tighter spacing of frac stages in the laterals and increased water and proppant use per foot of lateral) in order to improve production and recovery of hydrocarbons. Historically, we have generated a substantial majority of our revenues through providing total water solutions to our customers. We provide our services to major integrated and large E&P companies, who typically represent the largest producers in each of our areas of operations, as well as other independent companies operating in these regions.

Our Segments

Our services are offered through three operating segments: water solutions, accommodations and rentals, and wellsite completion and construction services.

•

Water Solutions. Our water solutions segment is operated primarily under our subsidiary Select, and provides water-related services to customers that include major integrated oil companies and independent oil and natural gas producers. These services include: the sourcing of water; the transfer of the water to the wellsite through permanent pipeline infrastructure and temporary pipe; the containment of fluids off-and on-location; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling of flowback and produced formation water; and the transportation and recycling or disposal of drilling, completion and production fluids.

•

Accommodations and Rentals. Our accommodations and rentals segment is operated under our subsidiary Peak Oilfield Services, LLC, and provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to the U.S. onshore oil and gas industry.

•

Wellsite Completion and Construction Services. Our wellsite completion and construction services segment is operated under our subsidiary Affirm Oilfield Services, LLC, and provides oil and natural gas operators with a variety of services, including crane and logistics services, wellsite and pipeline construction and field services. These services are performed to establish, maintain and improve production throughout the productive life of an oil or gas well, or to otherwise facilitate other services performed on a well.

How We Generate Revenue

We currently generate a significant majority of our revenue through our water solutions segment, specifically through the sourcing and transfer of water used in drilling and completion activities associated with hydraulic fracturing. We generate our revenue through customer agreements with fixed pricing terms but no guaranteed throughput amounts.

While we have some fixed price arrangements, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue through our accommodations and rentals and wellsite completion and construction services segments which provide workforce accommodations, related rentals and a variety of wellsite completion and construction services, including wellsite construction, pipeline construction, oilfield trucking, field services and well services. We invoice the majority of our clients for these services on a per job basis or pursuant to short-term contracts as the customer’s needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, equipment costs (including depreciation, repair and maintenance and leasing costs), fuel costs and water sourcing costs. Our fixed costs are relatively low and a large portion of the costs we incur in our business are only incurred when we provide water and water-related services to our customers.

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $40.4 million and $38.1 million for the three months ended March 31, 2017 and 2016, respectively. The majority of our labor costs are variable and are incurred only while we are providing water and water-related services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. We also incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $29.3 million and $29.5 million for the three months ended March 31, 2017 and 2016, respectively. Our depreciation costs are expected to decline over the next few years as a result of recent impairments as well as the decline in our capital expenditures over the last three years, which will be partially offset by any future capital expenditures on depreciable assets.

Fuel costs associated with water transportation are a significant operating cost. We incurred fuel costs of $6.1 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services, and have an impact on our results of operations.

We incur water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred water sourcing costs of $5.4 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively.

Public Company Expenses

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with the Sarbanes‑Oxley Act of 2002; expenses associated with listing on the New York Stock Exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will increase in future periods. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

•	Revenue;
•	Gross Profit;
•	EBITDA; and
•	Adjusted EBITDA.

Revenue

We analyze our revenue and assess our performance by comparing actual monthly revenue to our internal projections. We also assess incremental changes in revenue compared to incremental changes in direct operating costs, and selling, general and administrative expenses across our operating segments to identify potential areas for improvement, as well as to determine whether segments are meeting management’s expectations.

Gross Profit

To measure our financial performance, we analyze our gross profit, which we define as revenues less direct operating expenses (including depreciation expense). We believe gross profit is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare gross profit to prior periods and across locations to identify underperforming locations.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on sale of assets or subsidiaries, non-cash compensation expense, non-recurring compensation expense and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities related exit and disposal related expenditures. See “—Comparison of Non-GAAP Financial Measures” and “Note Regarding Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$78,377	$62,289	$16,088	25.8%
Accommodations and rentals	9,515	8,514	1,001	11.8%
Wellsite completion and construction services	12,033	8,036	3,997	49.7%
Total revenue	99,925	78,839	21,086	26.7%

Costs of revenue
Water solutions	60,621	51,534	9,087	17.6%
Accommodations and rentals	7,923	6,238	1,685	27.0%
Wellsite completion and construction services	10,419	6,862	3,557	51.8%
Depreciation and amortization	21,204	26,142	(4,938)	(18.9)%
Total costs of revenue	100,167	90,776	9,391	10.3%
Gross profit (loss)	(242)	(11,937)	11,695	(98.0)%

Operating expenses
Selling, general and administrative	9,957	8,980	977	10.9%
Depreciation and amortization	446	634	(188)	(29.7)%
Lease abandonment costs	1,863	—	1,863	NM
Total operating expenses	12,266	9,614	2,652	27.6%
Loss from operations	(12,508)	(21,551)	9,043	(42.0)%

Other income (expense)
Interest expense, net	(730)	(3,367)	2,637	(78.3)%
Other income, net	1,064	(566)	1,630	(288.0)%
Loss before tax expense	(12,174)	(25,484)	13,310	(52.2)%
Tax benefit (expense)	(106)	(309)	203	(65.7)%
Net loss	(12,280)	(25,793)	13,513	(52.4)%

Revenue

Our revenue increased $21.1 million, or 26.7%, to $99.9 million for the three months ended March 31, 2017 compared to $78.8 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in our water solutions segment revenues of $16.1 million. For the three months ended March 31, 2017, our water solutions, accommodations and rentals, and wellsite completion and construction services segments constituted 78.5%, 9.5% and 12.0% of our total revenue, respectively, compared to 79.0%, 10.8%, and 10.2%, respectively, for the three months ended March 31, 2016. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $16.1 million, or 25.8%, to $78.4 million for the three months ended March 31, 2017 compared to $62.3 million for the three months ended March 31, 2016. The increase was primarily attributable an increase in the demand for our services as a result of a rise completion activities and an increase in avaerage quarterly rig count of 35% during the first quarter of 2017 compared to the first quarter of 2016 due to a more stabilized commodity price environment.

Accommodations and Rentals.   Revenue increased $1.0 million, or 11.8%, to $9.5 million for the three months ended March 2017 compared to $8.5 million for the three months ended March 31, 2016. The revenue increase was primarily attributable to a rise in completion activities and an increase in our customers’ quarterly rig count, which led to a higher demand for equipment rentals.

Wellsite Completion and Construction Services. Revenue increased $4.0 million, or 49.7%, to $12.0 million for the three months ended March 31, 2017 compared to $8.0 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in field services revenues of $3.1 million in our Rockies and Permian regions. Additionally, our construction service line revenue increased by $1.1 million in our South Texas region. These increases were driven by the addition of the Permian region in 2017 and by the increased demand for these services resulting from several new customers resuming completion activities during 2017.

Costs of Revenue

Cost of revenue increased $9.4 million, or 10.3%, to $100.2 million for the three months ended March 31, 2017 compared to $90.8 million for the three months ended March 31, 2016. The increase was largely attributable to higher salaries and wages due to an increase in employee headcount as a result of increased demand for ours services resulting from the overall increase in drilling, completion and production activities, particularly in our water solutions segment.  The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $9.1 million, or 17.6%, to $60.6 million for the three months ended March 31, 2017 compared to $51.5 million for the three months ended March 31, 2016. The increase was partly attributable to an increase in salaries and wages of $1.8 million as a result of an increase in average headcount during the three months ended March 31, 2017 as compared to the prior year period. The increase was also attributable to an increase in equipment rental and maintenance expense of $2.4 million, contract labor expense of $2.0 million, bulk and retail fuel expense of $1.6 million and materials and supplies expense of $1.4 million. The increase in fuel and maintenance related expenses were largely attributable to an increase of 15% in the average number of trucks and tractors in our fleet.

Accommodations and Rentals.  Cost of revenue increased $1.7 million, or 27.0%, to $7.9 million for the three months ended March 31, 2017 compared to $6.2 million for the three months ended March 31, 2016. The increase was partially attributable to a $0.4 million increase in overtime wages as activity outpaced headcount growth slightly during the three months ended March 31, 2017 as compared to the prior year period. The increase was also attributable to increases in outside services and variable supplies expense totaling $0.9 million and $1.9 million maintenance projects to certain trailer houses of $0.4 million.

Wellsite Completion and Construction Services.  Cost of revenue increased $3.6 million, or 51.8%, to $10.4 million for the three months ended March 31, 2017 compared to $6.9 million for the three months ended March 31, 2016.  The increase was primarily attributable to the addition of the Permian region in 2017 and new customer wins which led to higher variable direct expenses for our field services and construction services of $3.4 million. These variable cost increases during the three months ended March 31, 2017 as compared to the prior year period included increases  in  contract labor expense of $1.1 million, direct labor expense of $0.7 million, and supplies and materials expense of $0.6 million.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.9 million, or 18.9%, to $21.2 million for the three months ended March 31, 2017 compared to $26.1 million for the three months ended March 31, 2016. The decrease was primarily attributable to assets becoming fully depreciated or being subject to impairment during the second half of 2016.

Gross Profit (Loss)

Gross profit (loss) improved by $11.7 million, or 98.0%, to a gross loss of $0.2 million for the three months ended March 31, 2017 compared to gross loss of $11.9 million for the three months ended March 31, 2016 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses of $1.0 million, or 10.9%, to $10.0 million for the three months ended March 31, 2017 compared to $9.0 million for the three months ended March 31, 2016 was primarily due to an increase in legal and professional fees of $1.2 million during the three months ended March 31, 2017 as compared to the prior year period offset by lower corporate office rent of $0.2 million. The increase in legal and professional fees during the three months ended March 31, 2017 was primarily driven by $0.7 million in services incurred related to the Permian Acquisition.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, during the three months ended March 31, 2017, we recorded $1.9 million of lease abandonment costs related to certain facilities that were no longer in use. No lease abandonment costs were incurred during the three months ended March 31, 2016.

Interest Expense

The decrease in interest expense of $2.6 million, or 78.3% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to the completion of the 144A Offering on December 20, 2016. We used the net proceeds from the 144A Offering to repay all of our then outstanding indebtedness.

Net Loss

Net loss decreased by $13.5 million, or 53.4%, to $12.3 million for the three months ended March 31, 2017 compared to $25.8 million for the three months ended March 31, 2016 as a result of the factors described above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures.

Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Summary—Summary Consolidated Financial Data” in our Final Prospectus.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(12,280)	$(25,793)
Interest expense	730	3,367
Depreciation and amortization	21,650	26,776
Tax (benefit) expense	106	309
EBITDA	10,206	4,659
Lease abandonment costs	1,863	—
Non-recurring severance expense	—	396
Non-recurring deal costs	748	(280)
Non-cash incentive compensation	643	309
Non-cash gain on sale of subsidiaries and other assets	309	622
Adjusted EBITDA	$13,769	$5,706

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members, the net proceeds from the 144A Offering,  the net proceeds from the IPO, borrowings under our Credit Facility and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and fund acquisitions. Depending upon market conditions and other factors, we may also issue debt and equity securities if needed.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations and borrowings from our Credit Facility. For a discussion of the Credit Facility, see “—Credit Facility” below. We believe that our operating cash flow and available borrowings under our Credit Facility will be sufficient to fund our operations for at least the next twelve months.

On April 26, 2017, we completed the IPO for net proceeds of approximately $111.4 million, net of underwriting discounts and commissions and estimated offering expenses. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay borrowings incurred under our Credit Facility to fund the cash portion of the purchase price of the Permian Acquisition, for the cash settlement of outstanding phantom unit awards at SES Holdings and for 2017 budgeted capital expenditures. On May 10, 2017, we received approximately $17.1 million, net of underwriting discounts and commissions and estimated offering expenses, from the exercise in full by the underwriters of our IPO of their option to purchase additional shares of our Class A common stock. We intend to use the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional 2017 budgeted capital expenditures.

At March 31, 2017, cash and cash equivalents totaled $8.0 million.  In addition to cash and cash equivalents, we had approximately $49.9 million of available borrowing capacity under our Credit Facility as of March 31, 2017.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2017	2016
	(In thousands)
Net cash (used in) provided by operating activities	$(7,936)	$16,420	$(24.356)
Net cash used in investing activities	(58,057)	(19,539)	(38.518)
Net cash provided by financing activities	34,000	711	33.289
Net decrease in cash	(31,993)	(2,408)

Analysis of Cash Flow Changes between the Quarter Ended March 31, 2017 and 2016

Operating Activities.  Net cash used in operating activities was $7.9 million for the three months ended March 31, 2017, compared to net cash provided by operating activities of $16.4 million for the three months ended March 31, 2016. The $24.4 million decrease in net cash provided by operating activities was primarily attributable to increases in accounts receivable and working capital during the three months ended March 31, 2017 in response to growth in revenues driven by recovering demand as compared to the prior year period.

Investing Activities.  Net cash used in investing activities was $58.1 million for the three months ended March 31, 2017, compared to $19.5 million for the three months ended March 31, 2016. The $38.5 million increase in net cash used in investing activities was primarily due to net cash used for the Permian Acquisition of $49.0 million offset by lower capital expenditures during the three months ended March 31, 2017 of $11.5 million. The reduction in capital expenditures was primarily due to $16.2 million paid during the three months ended March 31, 2016 to terminate certain equipment leases and purchase vehicles formerly subject to those leases. Capital expenditures excluding the termination of capital lease obligations increased by $5.8 million during the three months ended March 31, 2017 as compared to the prior year period.

Financing Activities. Net cash from financing activities was $34.0 million for the three months ended March 31, 2017, compared to cash provided by financing activities of $0.7 million for the three months ended March 31, 2016. The $33.3 million increase in net cash provided by financing activities was primarily due to additional draws on our revolving line of credit of $25.5 million and a reduction in payments on long-term debt of $7.6 million.

Credit Facility

On May 3, 2011, we entered into our Credit Facility, which was amended most recently on December 20, 2016. As of December 20, 2016, the total commitment under our Credit Facility was $100.0 million in the form of a revolver. As of May 18, 2017, we had no drawn borrowings under this bank facility. However, our available borrowings are reduced by letters of credit of $16.1 million. The revolver also has a sublimit of $20.0 million for letters of credit and a sublimit of $5.0 million for swing-line loans.

Our Credit Facility contains certain financial covenants, including (i) the maintenance of an Interest Coverage Ratio (as defined in the Credit Facility) of not less than (a) 1.25 to 1.0 for the quarter ending on March 31, 2017, (b) 1.50 to 1.0 for the quarter ending on June 30, 2017, (c) 2.50 to 1.0 for the quarter ending on September 30, 2017 and (d) 3.00 to 1.0 for each fiscal quarter ending on or after December 31, 2017 and (ii) the maintenance of a Leverage Ratio of not greater than (a) 4.00 to 1.0 for the quarter ending on September 30, 2017, (b) 3.50 to 1.0 for the quarter ending on December 31, 2017, (c) 3.25 to 1.0 for the quarters ending on March 31, 2018, June 30, 2018 and September 30, 2018, (d) 3.00 to 1.0 for the quarter ending December 31, 2018 and (e) 2.75 to 1.0 for each fiscal quarter ending on or after March 31, 2019.

Our scheduled maturity date is February 28, 2020 and the per annum interest rate on our loans is LIBOR plus an applicable margin that ranges between 3.00% and 4.50%, based on our Leverage Ratio. Our capacity to make capital expenditures is $35 million for the fiscal year ending December 31, 2017 and for each year thereafter is the greater of

(i) $35 million or (ii) 50% of our EBITDA for the prior twelve months; but this restriction is not applicable for any quarter if our Leverage Ratio as of the end of the preceding fiscal quarter was less than 3.00 to 1.0. Our Leverage Ratio was less than 3.00 to 1.0 as of December 31, 2016. In addition, our Credit Facility contains an anti-cash hoarding provision that restricts us from making any borrowing, if after giving effect to such borrowing, we would have in excess of $20 million in cash and cash equivalents at the end of the week such borrowing is made.

As of March 31, 2017, we were in compliance with all restrictive covenants under our Credit Facility.

Contractual Obligations

As of March 31, 2017, there have been no significant changes to our contractual obligations previously disclosed in the Final Prospectus.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our Final Prospectus filed on April 24, 2017.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

Currently, we have no material off balance sheet arrangements, except for operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of activity for the U.S. oil and gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; the level of prices, and expectations about future prices of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected rates of declining current production; the discovery rates of new oil and gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.

The level of activity in the U.S. oil and gas industry is volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas production levels and therefore affect demand for our services. A material decline in oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

At March 31, 2017, we had $34.0 million of debt outstanding under our Credit Facility. Interest is calculated under the terms of our Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming our indebtedness remained constant throughout the period, there would be a $0.1 million impact on interest expense as a result of a 1% increase or decrease in the interest rate on this amount of debt for the three months ended March 31, 2017. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. As of May 18, 2017, we had no debt outstanding and approximately $85.9 million of available borrowing capacity under our Credit Facility.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. We are, however, named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including certain environmental claims and employee-related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims.

Item 1A.  Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under “Risk Factors”, included in our Final Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 10, 2017, we issued 274,998 shares of Class A common stock to the former shareholders of Gregory Rockhouse Ranch, Inc. and certain of its affiliates as partial consideration for the Permian Acquisition. This issuance of Class A common stock did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

On April 26, 2017, we completed our IPO of 8,700,000 shares of Class A common stock at a price of $14.00 per share pursuant to our registration statement on Form S‑1 (File 333‑216404), as amended and declared effective by the SEC on April 20, 2017 (the “Registration Statement”). Credit Suisse Securities (USA) LLC, FBR Capital Markets & Co. and Wells Fargo Securities, LLC acted as joint book-running managers and representatives of the underwriters in the offering.

The aggregate proceeds of our IPO were $121.8 million. We incurred expenses in connection with our IPO of approximately $2.8 million as of March 31, 2017. After subtracting underwriting discounts and commissions of $7.6 million and the estimated offering expenses, we received net proceeds of approximately $111.4 million from the sale of 8,700,000 shares of Class A Common Stock.   On May 10, 2017, the underwriters of our IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A common stock at the IPO price of $14.00 per share. The aggregate proceeds from the exercise of the over-allotment option were approximately $18.3 million. After subtracting underwriting discounts and commissions of approximately $1.1 million and the estimated offering expenses, we received net proceeds of approximately $17.1 million from the sale of 1,305,000 shares of Class A common stock. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used $34.0 million to repay all of its outstanding indebtedness under its credit facility, $7.8 million for the cash settlement of outstanding phantom units and $69.6 million for 2017 budgeted capital expenditures.  We intend to use the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional 2017 budgeted capital expenditures. No payments, fees or expenses have been paid, directly or indirectly, to any officer, director, or 10% stockholder or other affiliate.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10‑Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Success Bonus Awards

On May 18, 2017, the Compensation Committee of the Board of Directors of the Company approved grants of cash bonuses under the Select Energy Services, Inc. 2016 Equity Incentive Plan to certain named executive officers of the Company in recognition of each such executive officer’s efforts in helping navigate the Company through challenging market conditions during the recent industry downturn, culminating in the IPO. The amount of the cash bonus granted to each such executive officer is listed below:

Name	Amount ($)
John Schmitz	$1,250,000
Gary Gillette	$129,676
Cody Ortowski	$349,037

The cash bonus granted to each such executive officer will generally become payable on June 9, 2017, so long as such executive officer remains continuously employed by the Company or one of its subsidiaries through the payment date. Each cash bonus is subject to clawback by the Company should an executive officer engage in detrimental activity with respect to the Company or one of its subsidiaries during the term of the success bonus agreement evidencing such cash bonus, a copy of the form of which is filed as Exhibit 10.12 hereto.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 19, 2017	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2017	By:	/s/ Gary Gillette
Gary Gillette
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.1 to Amendment No. 2 to Select Energy Services, Inc.’s Registration Statement on Form S‑1/A, filed on April 10, 2017 (Registration No. 333‑216404)).

3.2

Amended and Restated Bylaws of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.2 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑ 216404)).

4.1	Form of Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

4.2

Registration Rights Agreement, dated December 20, 2016, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC and Crestview Partners II Investment B, LLC (incorporated by reference herein to Exhibit 4.2 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

4.3

Registration Rights Agreement, dated December 20, 2016, by and between Select Energy Services, Inc. and FBR Capital Markets & Co. (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.1

Amended and Restated Revolving Credit Agreement, dated May 3, 2011, among Select Energy Services, LLC, Wells Fargo Bank, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Annex A of Amendment No. 15 to Amended and Restated Revolving Credit Agreement, dated December 20, 2016, filed as Exhibit 10.2 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404).

10.2

Amendment No. 15 to Amended and Restated Revolving Credit Agreement, dated December 20, 2016 (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.3

Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S‑8, filed on April 28, 2017 (Registration No. 333‑217561)).

10.4

Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.4 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.5

Tax Receivable Agreement, dated December 20, 2016, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.5 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.6

Tax Receivable Agreement, dated December 20, 2016, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.6 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.7

Management Services Agreement, dated December 19, 2016, by and between Select Energy Services, Inc. and Crestview Advisors, L.L.C. (incorporated by reference herein to Exhibit 10.7 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.8

Management Services Agreement, dated December 19, 2016, by and between Select Energy Services, Inc. and B‑29 Investments, LP (incorporated by reference herein to Exhibit 10.8 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.9

Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings, LLC (incorporated by reference herein to Exhibit 10.9 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.10 10.11

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.4 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed on April 28, 2017 (Registration No. 333-217561)).

Form of Stock Option Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.5 to Select Energy Services, Inc.’s Registration Statement on Form S‑8, filed on April 28, 2017 (Registration No. 333‑217561)).

10.12	Form of Success Bonus Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

16.1

Letter re change in Certifying Accountant (incorporated by reference herein to Exhibit 16.1 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

21.1

List of subsidiaries of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 21.1 to Amendment No. 1 to Select Energy Services, Inc.’s Registration Statement on Form S‑1/A, filed on March 21, 2017 (Registration No. 333‑216404)).

31.1	Certification of Chief Executive Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files