Form 10-Q
period 2017-06-30
Select Energy Services, Inc.
filed 2017-08-11
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 9, 2017, the registrant had 30,311,340 shares of Class A common stock, no shares of Class A-1 common stock and 38,462,541 shares of Class B common stock outstanding.

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
•

our level of indebtedness and our ability to comply with covenants contained in our Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and various lenders, entered into on May 3, 2011 and amended most recently on June 13, 2017 (as amended, our “Credit Facility”), or future debt instruments;

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
•

the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated as of July 18, 2017, by and among Select Energy Services, Inc., SES Holdings, LLC, Raptor Merger Sub, Inc., Raptor Merger Sub, LLC, Rockwater Energy Solutions, Inc. and Rockwater Energy Solutions, LLC (the “Merger Agreement” and, the transactions contemplated thereby, the “Merger”);

•	the outcome of any legal proceedings that may be instituted against us or Rockwater and others relating to the Merger Agreement;
•	the effect of the announcement of the Merger on our customer relationships, operating results and business generally;
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	the amount of the costs, fees, expenses and charges related to the Merger;
•	delays or restrictions in obtaining permits by us or our customers;
•	constraints in supply or availability of equipment used in our business;
•	the impacts of advancements in drilling and well service technologies;
•	changes in global economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
•	the other risks described under “Risk Factors” in the Final Prospectus.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under “Risk Factors” in the Final Prospectus and in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,777	$40,041
Accounts receivable trade, net of allowance for doubtful accounts of $2,517 and $2,144, respectively	129,539	75,892
Accounts receivable, related parties	389	135
Inventories	691	1,001
Prepaid expenses and other current assets	7,781	7,586
Total current assets	191,177	124,655
Property and equipment	789,924	739,386
Accumulated depreciation	(519,080)	(490,519)
Property and equipment, net	270,844	248,867
Goodwill	23,278	12,242
Other intangible assets, net	35,380	11,586
Other assets	7,922	7,716
Total assets	$528,601	$405,066
Liabilities and Equity
Current liabilities
Accounts payable	$12,122	$10,796
Accounts payable and accrued expenses, related parties	846	648
Accrued salaries and benefits	2,499	2,511
Accrued insurance	9,136	10,338
Accrued expenses and other current liabilities	30,378	22,091
Total current liabilities	54,981	46,384
Accrued lease obligations	17,029	15,946
Other long term liabilities	7,726	8,028
Long-term debt, net of current maturities	—	—
Total liabilities	79,736	70,358
Commitments and contingencies (Note 8)
Class A-1 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017; 16,100,000 shares issued and outstanding as of December 31, 2016	—	161
Class A common stock, $0.01 par value; 250,000,000 shares authorized and 30,311,340 shares issued and outstanding as of June 30, 2017; 3,802,792 shares issued and outstanding as of December 31, 2016	303	38
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 38,462,541 shares issued and outstanding as of June 30, 2017 and December 31, 2016	385	385
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	204,295	113,175
Accumulated deficit	(9,431)	(1,043)
Total stockholders’ equity	195,552	112,716
Noncontrolling interests	253,313	221,992
Total equity	448,865	334,708
Total liabilities and equity	$528,601	$405,066

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Water solutions	$107,812	$49,893	$186,189	$112,182
Accommodations and rentals	13,327	5,233	22,842	13,747
Wellsite completion and construction services	13,310	7,793	25,343	15,829
Total revenue	134,449	62,919	234,374	141,758
Costs of revenue
Water solutions	78,028	43,123	138,649	94,657
Accommodations and rentals	10,799	4,320	18,722	10,558
Wellsite completion and construction services	10,848	6,656	21,267	13,518
Depreciation and amortization	22,520	26,119	43,724	52,261
Total costs of revenue	122,195	80,218	222,362	170,994
Gross profit (loss)	12,254	(17,299)	12,012	(29,236)
Operating expenses
Selling, general and administrative	23,254	8,184	33,211	17,164
Depreciation and amortization	491	647	937	1,281
Impairment of goodwill and other intangible assets	—	138,666	—	138,666
Impairment of property and equipment	—	60,026	—	60,026
Lease abandonment costs	418	—	2,281	—
Total operating expenses	24,163	207,523	36,429	217,137
Loss from operations	(11,909)	(224,822)	(24,417)	(246,373)
Other income (expense)
Interest expense, net	(671)	(4,082)	(1,401)	(7,449)
Other income, net	1,952	723	3,016	157
Loss before tax expense	(10,628)	(228,181)	(22,802)	(253,665)
Tax benefit (expense)	138	(57)	32	(366)
Net loss	(10,490)	(228,238)	(22,770)	(254,031)
Less: Net loss attributable to Predecessor	—	225,091	—	250,428
Less: Net loss attributable to noncontrolling interests	6,274	3,147	14,382	3,603
Net loss attributable to Select Energy Services, Inc.	$(4,216)	$—	$(8,388)	$—
Allocation of net loss attributable to:
Class A-1 stockholders	$(2,032)		$(5,188)
Class A stockholders	(2,184)		(3,200)
Class B stockholders	—		—
	$(4,216)		$(8,388)
Weighted average shares outstanding:
Class A-1—Basic & Diluted	13,092,308		14,587,845
Class A—Basic & Diluted	14,075,052		8,999,294
Class B—Basic & Diluted	38,462,541		38,462,541
Net loss per share attributable to common stockholders:
Class A-1—Basic & Diluted	$(0.16)		$(0.36)
Class A—Basic & Diluted	$(0.16)		$(0.36)
Class B—Basic & Diluted	$—		$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(10,490)	$(228,238)	$(22,770)	$(254,031)
Other comprehensive income (loss)
Interest rate derivatives designated as cash flow hedges
Unrealized holding loss arising during period	—	(26)	—	(106)
Net amount reclassified to earnings	—	28	—	113
Net change in unrealized gain (loss)	—	2	—	7
Comprehensive loss	(10,490)	(228,236)	(22,770)	(254,024)
Less: Comprehensive loss attributable to Predecessor	—	225,089	—	250,421
Less: Comprehensive loss attributable to noncontrolling interests	6,274	3,147	14,382	3,603
Comprehensive loss attributable to Select Energy Services, Inc.	$(4,216)	$—	$(8,388)	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands, except share data)

	Class A-1		Class A		Class B		Preferred
	Stockholders		Stockholders		Stockholders		Stockholders
		Class A-1		Class A		Class B			Additional		Total
		Common		Common		Common		Preferred	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2016	16,100,000	$161	3,802,972	$38	38,462,541	$385	—	$—	$113,175	$(1,043)	$112,716	$221,992	$334,708
Conversion of Class A-1 to Class A	(16,100,000)	(161)	16,100,000	161	—	—	—	—	—	—	—	—	—
Issuance of shares for acquisition	—	—	403,368	4	—	—	—	—	3,301	—	3,305	4,195	7,500
Issuance of shares for initial public offering	—	—	10,005,000	100	—	—	—	—	87,276	—	87,376	41,128	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	543	—	543	689	1,232
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	(309)	(309)
Net loss	—	—	—	—	—	—	—	—	—	(8,388)	(8,388)	(14,382)	(22,770)
Balance as of June 30, 2017	—	$—	30,311,340	$303	38,462,541	$385	—	$—	$204,295	$(9,431)	$195,552	$253,313	$448,865

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(22,770)	$(254,031)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	44,661	53,542
(Gain) loss on disposal of property and equipment	(2,919)	462
Bad debt expense	708	345
Amortization of debt issuance costs	618	1,364
Equity-based compensation	1,232	318
Other operating items	(237)	197,887
Changes in operating assets and liabilities
Accounts receivable	(47,998)	24,446
Prepaid expenses and other assets	(830)	(1,593)
Accounts payable and accrued liabilities	3,525	(11,763)
Net cash (used in) provided by operating activities	(24,010)	10,977
Cash flows from investing activities
Acquisitions, net of cash received	(55,507)	—
Purchase of property, equipment, and intangible assets	(41,680)	(26,009)
Proceeds received from sale of property and equipment	5,738	6,277
Net cash used in investing activities	(91,449)	(19,732)
Cash flows from financing activities
Proceeds from revolving line of credit	34,000	8,500
Payments on long-term debt	(34,000)	(13,250)
Payment of debt issuance costs	—	(376)
Proceeds from initial public offering	140,070	—
Payments incurred for initial public offering	(11,566)	—
Member (distributions) contributions	(309)	212
Net cash provided by (used in) financing activities	128,195	(4,914)
Net increase (decrease) in cash and cash equivalents	12,736	(13,669)
Cash and cash equivalents, beginning of period	40,041	16,305
Cash and cash equivalents, end of period	$52,777	$2,636
Supplemental cash flow disclosure:
Cash paid for interest	$849	$6,123
Cash paid for taxes	$27	$610
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,961	$69

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

Initial Public Offering: On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Class A common stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A common stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, we received approximately $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). We contributed all of the net proceeds received by us to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under our Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, as defined below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds are intended to be used for general corporate purposes, including funding our 2017 budgeted capital expenditures.

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

Registration rights:  In December 2016, in connection with the closing of the 144A Offering, Select Energy Services entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the SEC, in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of the Company’s Class A common stock issuable upon conversion of the Class A‑1 common stock sold in the 144A Offering plus any additional shares of Class A‑1 common stock issued in respect thereof whether by stock dividend, stock distribution, stock split, or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the Company’s IPO. The Company filed this registration statement with the SEC on April 28, and this registration statement was declared effective by the SEC on June 13, 2017. Accordingly, each share of Class A‑1 common stock outstanding automatically converted into a share of Class A common stock on a one‑for‑one basis at that time. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Class A common stock obtained pursuant to the Exchange Right.

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

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for a fair presentation of our interim financial statements have been included in these unaudited interim consolidated financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The Company’s historical financial statements prior to the 144A Offering and reorganization transactions are prepared using SES Holdings’ historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to SES Holdings.

For investments in subsidiaries that are not wholly‑owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which Select Energy Services exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2016 and 2015 included in the Final Prospectus. There have been no changes in such policies or the application of such policies during the quarter ended June 30, 2017.

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

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a comprehensive new revenue recognition standard that will supersede ASC 605, Revenue Recognition. The new accounting guidance creates a framework under which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch‑up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch‑up as of the current period. In August 2015, the FASB decided to defer the original effective date by one year. As long as the Company is an EGC and able to utilize the extended transition period for new accounting pronouncements, this guidance will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively. The Company prospectively adopted this guidance during the six months ended June 30, 2017. Prior periods were not retrospectively adjusted. As the Company’s deferred tax assets and liabilities are all noncurrent, the adoption did not result in a change to the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright‑line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, that provides a new requirement to record all of the tax effects related to share‑based payments at settlement (or expiration) through the income statement. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero‑coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate‑owned life insurance policies, and distributions received from equity method investees. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The pronouncement should be applied prospectively to an award modified on or after the adoption date.  The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

NOTE 3— ACQUISITIONS

On March 10, 2017, the Company completed its acquisition (the “GRR Acquisition”) of Gregory Rockhouse Ranch, Inc. and certain other affiliated entities and assets (collectively, the “GRR Entities”). The GRR Entities provide water and water‑related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 900 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin.

The total consideration for the GRR Acquisition was $56.8 million, with $51.3 million paid in cash and $5.5 million paid in shares of Class A common stock valued at $20.00 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the GRR Acquisition with $17.3 million of cash on hand and $34.0 million of borrowings under the Company’s Credit Facility. For the six months ended June 30, 2017, the Company expensed $1.0 million of transaction-related costs. The GRR Acquisition is being accounted for as a business combination under the acquisition method of accounting. The preliminary allocation of the consideration transferred is based on management’s estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments, and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $11.0 million was recorded. The goodwill recognized is primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the GRR Acquisition and is attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousand)
Cash paid	$51,303
Class A common stock issued	5,500
Total consideration transferred	56,803
Less: identified assets
Working capital	6,000
Fixed assets	13,225
Customer relationship intangible assets	21,392
Other intangible assets	5,150
Total identified assets	45,767
Goodwill	$11,036

The GRR Acquisition contributed revenue and net income of $11.1 million and $1.7 million, respectively, to the consolidated results of the Company from the date of acquisition through June 30, 2017. The following unaudited consolidated pro forma information is presented as if the GRR Acquisition had occurred on January 1, 2016:

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenue	$134,449	$68,952	$239,980	$152,894

Net loss	$(10,082)	$(228,301)	$(22,137)	$(254,543)
Less: net loss attributable to noncontrolling interests[1]	6,030	150,827	13,962	168,196
Net loss attributable to Select Energy Services, Inc.[1]	$(4,052)	$(77,474)	$(8,175)	$(86,347)

 1 The allocation of net loss attributable to noncontrolling interests and Select Energy Services gives effect to the corporate reorganization as though the 144A Offering occurred as of January 1, 2016. However, the calculation of pro forma net loss does not give effect to any other pro forma adjustments for the 144A Offering or the subsequent IPO.

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the GRR Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016 and other related pro forma adjustments. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the GRR Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the GRR Acquisition had occurred as of January 1, 2016 or of future operating performance.

On May 30, 2017 the Company completed the acquisition of automated manifold intellectual property and related assets from Data Automated Water Systems, LLC (the “DAWS Acquisition”) for $4.0 million.  This acquisition was paid with $2.0 million of cash and 128,370 shares of Class A common stock valued at approximately $2.0 million. The DAWS Acquisition resulted in fixed assets of $1.8 million, patents of $1.9 million and software of $0.3 million.

On June 21, 2017 the Company completed the acquisition of fixed assets from Tex-Star Water Services, LLC (the “TEX Acquisition”) for $4.2 million in cash.

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in industry activity from 2014, the Company made the decision during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. The Company recorded $2.3 million of charges related to exit and disposal activities and reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities during the six months ended June 30, 2017. The Company had a remaining balance of $20.2 million, inclusive of a short‑term balance of $3.1 million in accrued expenses and other current liabilities, as of June 30, 2017 related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. As of June 30, 2017, the Company has completed its exit from underperforming facilities but will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan.

		Provision during the	Usage during the
	Balance as of	six months ended	six months ended	Balance as of
	December 31, 2016	June 30, 2017	June 30, 2017	June 30, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$2,281	$1,384	$18,897
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$20,151

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$7,105	$8,593
Buildings and leasehold improvements	83,004	83,352
Vehicles and equipment	33,179	24,114
Machinery and equipment	551,440	534,303
Computer equipment and software	11,222	11,102
Office furniture and equipment	4,225	4,275
Disposal wells	67,566	67,566
Helicopters	497	497
Construction in progress	31,686	5,584
	789,924	739,386
Less accumulated depreciation and impairment	(519,080)	(490,519)
Total property and equipment, net	$270,844	$248,867

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company had no capital lease obligations as of June 30, 2017 and December 31, 2016.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs. The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows:

		Wellsite Completion
	Water	and Construction	Accommodations
	Solutions	Services	and Rentals	Total
	(in thousands)
Balance as of December 31, 2015	$137,534	$12,242	$995	$150,771
Impairment	(137,534)	—	(995)	(138,529)
Balance as of December 31, 2016	—	12,242	—	12,242
Additions	11,036	—	—	11,036
Balance as of June 30, 2017	$11,036	$12,242	$—	$23,278

The components of other intangible assets are as follows:

	June 30, 2017
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$78,218	$52,249	$25,969
Other	12,601	3,190	9,411
Total other intangible assets	$90,819	$55,439	$35,380

	December 31, 2016
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$56,826	$48,236	$8,590
Other	5,491	2,495	2,996
Total other intangible assets	$62,317	$50,731	$11,586

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information which is subject to change until final valuations are obtained. Customer relationships and non‑compete agreements are being amortized over estimated useful lives ranging from five to seven years and three to five years, respectively. Other intangible assets primarily relate to certain water rights that are amortized over estimated useful lives ranging from three to eight years. Intangible assets obtained in the GRR Acquisition consisted of customer relationships and non-compete agreements that will be amortized over estimated useful lives of thirteen and five years, respectively. As a result of the GRR Acquisition, the Company also obtained water rights totaling $3.7 million that have indefinite lives and will be evaluated periodically for impairment. The Company acquired patents as part of the DAWS Acquisition, which are being amortized over the estimated useful lives of 17 years.  See Note 3 – Acquisitions for further discussion.

Amortization expense was $2.6 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $4.8 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7—DEBT

Credit Facility term loans and revolving line of credit

Select Energy Services’ Credit Facility, originally executed in May 2011, has been amended over time. Effective December 20, 2016, the Company amended its Credit Facility to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100.0 million. The agreement also amended certain financial covenants and restrictions and outlined a new pricing grid that is effective after receipt of the third quarter 2017 compliance certificate. Accrued interest is payable at the end of each quarter. The Credit Facility has a variable interest rate that ranges from either (i) the London interbank rate (“LIBOR”) plus a margin for Eurodollar advances or (ii) the applicable base rate plus a margin for base rate advances based on the Company’s Leverage Ratio (as defined in the Credit Facility) as outlined below. In addition, a commitment fee related to the revolving line of credit is payable at the end of each calendar quarter based on a rate of 0.500% per annum on any unused portion of the commitment under the Credit Facility. Effective June 13, 2017, the Company amended its Credit Facility to permanently waive the default associated with the DAWS Acquisition. This waiver is specifically for this acquisition and does not remedy any other present or future defaults associated with the Credit Facility.

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

Select Energy Services had no debt outstanding under the revolving line of credit as of June 30, 2017 and December 31, 2016. The borrowing capacity under the revolving line of credit was reduced by outstanding letters of credit of $14.1 million as of June 30, 2017. The Company’s letters of credit have a variable interest rate between 3.00% and 4.50% based on the Company’s Leverage Ratio as outlined above. The unused portion of the available borrowings under the revolving line of credit was $85.9 million at June 30, 2017.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2017 were $3.3 million. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet.

The Company’s obligations under its Credit Facility are secured by substantially all of its assets. The Credit Facility contains customary events of default and covenants and limits its ability to incur additional indebtedness, pay dividends or make other distributions, create liens and sell assets. The Company was in compliance with all debt covenants as of June 30, 2017.

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

NOTE 9—EQUITY‑BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the Predecessor’s board of managers in April 2011. In conjunction with the 144A Offering, the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. The maximum number of shares that may be issued pursuant to the 2016 Plan is 5,400,400 shares of Class A common stock, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. Phantom unit awards granted under the 2011 Plan, upon vesting, entitled each participant with the right to receive an amount of cash based in part on the fair market value of a share of Class A common stock on the date of the Company’s IPO. Based on the fair market value of a share of the Company’s Class A common stock of $14.00 on the date of the Company’s initial public offering, each participant received a cash payment equal to $5.53 for each phantom unit on May 5, 2017. Refer to “Phantom Unit Awards” for details related to the payments made in respect of outstanding phantom units in connection with the Company’s IPO.

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

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2017 is as follows:

	For the six months ended June 30, 2017
		Weighted-average
	Equity Options	Exercise Price
Beginning balance	620,721	$16.50
Granted	455,130	20.00
Forfeited	(70,786)	20.00
Ending balance	1,005,065	$17.84

The weighted‑average grant date fair value of stock options granted during the six months ended June 30, 2017 was $7.85. The relevant assumptions for stock options granted during the period are as follows:

$20.00 Strike
Underlying Equity	$20.00
Strike Price	$20.00
Dividend Yield (%)	0.0%
Risk free rate (%)	1.68% - 2.00%
Volatility (%)	46.6% - 46.8%
Expected Term (Years)	4-6

There was no vested stock option activity, or exercise of vested stock options, during the six months ended June 30, 2017.

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2017 is as follows:

	For the six months ended June 30, 2017
		Weighted-average
	Restricted Stock	Grant Date Fair Value
Beginning balance	—	$—
Granted	41,117	19.91
Forfeited	(7,904)	20.00
Ending balance	33,213	$19.89

The Company recognized approximately $0.6 million and $0.0 million of compensation expense related to stock options and restricted stock unit awards during the three months ended June 30, 2017 and 2016, respectively. The Company recognized approximately $1.2 million and $0.3 million of compensation expense related to stock options and restricted stock unit awards during the six months ended June 30, 2017 and 2016, respectively.

Phantom unit awards

The Company’s phantom unit awards are cash settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of the Company’s Class A common stock on the date of completion of the Company’s IPO, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash‑settlement feature of these awards, the Company considered these awards to be liability awards, which are measured at fair value at each reporting date and the pro rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable. On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of the Company’s Class A common stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53, before employer taxes.  The Company recognized compensation expense of $7.8 million during the six months ended June 30, 2017 related to the settlement of its phantom unit awards. As of June 30, 2017 there are no phantom units outstanding.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company had variable rate debt outstanding which was subject to interest rate risk based on volatility in underlying interest rates. In April 2013, the Company entered into a pay fixed, receive variable interest rate swap, with an aggregate notional amount of $125.0 million, which the Company designated as a cash flow hedge. The derivative contract matured in April 2016. The change in value and amounts reclassified to interest expense during the six months ended June 30, 2016 were nominal. There was no activity during the six months ended June 30, 2017.

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Company’s interest rate swap derivative instruments are as follows:

For the Six Months Ended
Derivatives designated as cash flow hedges	June 30, 2016
(in thousands)
Beginning fair value of interest rate swap derivative instruments	$(7)
Amount of unrealized losses recognized in OCI	(106)
Amount of gains reclassified from AOCI to earnings (effective portion)	113
Net change in fair value of interest rate swap derivative instruments	7
Ending fair value of interest rate swap derivative instruments	$—

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2017 or the year ended December 31, 2016.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at June 30, 2017 and December 31, 2016 due to the short‑term maturity of these instruments. The Company had no outstanding debt as of June 30, 2017 and December 31, 2016. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the GRR Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

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

During the three months ended June 30, 2017, sales to related parties were $0.6 million and purchases from related party vendors were $1.7 million. These purchases comprised $0.5 million relating to purchases of property and equipment, $0.1 million relating to inventory and consumables, $0.4 million relating to rent of certain equipment or other services used in operations, and $0.7 million relating to management, consulting and other services. During the three months ended June 30, 2016, sales to related parties were $0.3 million and purchases from related party vendors were $0.7 million. These purchases comprised less than $0.1 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.1 million relating to rent of certain equipment or other services used in operations, and $0.5 million relating to management, consulting and other services.

During the six months ended June 30, 2017, sales to related parties were $1.1 million and purchases from related party vendors were $2.9 million. These purchases comprised $0.7 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $0.8 million relating to rent of certain equipment or other services used in operations, and $1.2 million relating to management, consulting and other services. During the six months ended June 30, 2016, sales to related parties were $0.6 million and purchases from related party vendors were $1.7 million. These purchases comprised $0.1 million relating to purchases of property and equipment, $0.1 million relating to inventory and consumables, $0.4 million relating to rent of certain equipment or other services used in operations, and $1.1 million relating to management, consulting and other services.

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

The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 was (1.3)% and 0.0%, respectively.  The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was (0.1)% and 0.1%, respectively. The effective tax rate for the three and six months ended June 30, 2017 differs from the statutory rate of 35% due to net income allocated to noncontrolling interests, state income taxes, other permanent differences between book and tax accounting, and valuation allowances.

The Company recorded income tax expense (benefit) of $(0.1) million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The Company recorded income tax expense (benefit) of less than $(0.1) million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

The tax benefits of deferred tax assets are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of deferred tax assets is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of June 30, 2017, management’s assessment as to the realizability of certain deferred tax assets has resulted in the recording of a valuation allowance to reduce deferred tax assets to the amounts that are considered more likely than not to be realized. Management believes there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization or sustainability of those deferred tax assets that do not have a valuation allowance recorded against them.

Separate federal and state income tax returns are filed for Select Energy Services, SES Holdings, and certain consolidated affiliates. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. Select Energy Services and SES Holdings are not currently under any income tax audits.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2017 and December 31, 2016, there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

NOTE 14—NONCONTROLLING INTERESTS

The Company has ownership interests in multiple subsidiaries that are consolidated within the Company’s financial statements but are not wholly owned. During the six months ended June 30, 2017 and 2016, the Company entered into transactions that impacted its ownership interest in certain of these subsidiaries while maintaining control over such subsidiaries. As a result of the Company’s change in ownership interest in these subsidiaries, the Company reduced its noncontrolling interests and recognized an increase in equity related to transactions with holders of noncontrolling interests. The Company reports a noncontrolling interest representing the common units of SES Holdings, LLC held by Legacy Owner Holdco. Changes in Select Energy Services, Inc.’s ownership interest in SES Holdings, LLC while it retains its controlling interest are accounted for as equity transactions.

The following table summarizes the effects of changes in noncontrolling interests on equity for the six months ended June 30, 2017:

	For the six months ended June 30,
	2017	2016
	(in thousands)
Net loss attributable to Select Energy Services, Inc. and its Predecessor	$(8,388)	$(250,428)
Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of the contribution of proceeds from the IPO to SEC Holdings, LLC in exchange for common units	87,276	—
Increase in additional paid-in capital as a result of the contribution of assets acquired to SES Holdings, LLC in exchange for common units	3,301	—
Change to equity from net loss attributable to Select Energy Services, Inc. and its Predecessor and transfers from noncontrolling interests	$82,189	$(250,428)

NOTE 15—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. The Company’s outstanding options are not included in the calculation of diluted weighted-average shares outstanding for the periods presented as the effect is antidilutive.

Earnings related to periods prior to the reorganization and 144A Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(10,490)	$(228,238)	$(22,770)	$(254,031)
Net loss attributable to Predecessor	—	225,091	—	250,428
Net loss attributable to noncontrolling interests	6,274	3,147	14,382	3,603
Net loss attributable to Select Energy Services, Inc.	$(4,216)	$—	$(8,388)	$—
Allocation of net loss attributable to:
Class A-1 stockholders	$(2,032)		$(5,188)
Class A stockholders	(2,184)		(3,200)
Class B stockholders	—		—
	$(4,216)		$(8,388)
Weighted average shares outstanding:
Class A-1-Basic & Diluted	13,092,308		14,587,845
Class A-Basic & Diluted	14,075,052		8,999,294
Class B-Basic & Diluted	38,462,541		38,462,541
Net loss per share attributable to common stockholders:
Class A-1-Basic & Diluted	$(0.16)		$(0.36)
Class A-Basic & Diluted	$(0.16)		$(0.36)
Class B-Basic & Diluted	$—		$—

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

Financial information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, by segment, is as follows:

	For the three months ended June 30, 2017
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$107,738	$3,479	$18,642	$23,058
Accommodations and Rentals	13,539	(1,106)	2,787	4,057
Wellsite Completion and Construction Services	13,383	307	1,091	3,953
Elimination	(211)	(1)	—	—
Income from operations		2,679
Corporate	—	(14,588)	491	—
Interest expense, net	—	(671)	—	—
Other income, net	—	1,952	—	—
	$134,449	$(10,628)	$23,011	$31,068

	For the three months ended June 30, 2016
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$49,903	$(218,639)	$21,962	$3,078
Accommodations and Rentals	5,273	(3,822)	2,724	66
Wellsite Completion and Construction Services	7,861	(1,302)	1,433	39
Elimination	(118)	—	—	—
Loss from operations		(223,763)
Corporate	—	(1,059)	647	—
Interest expense, net	—	(4,082)	—	—
Other (expense), net	—	723	—	—
	$62,919	$(228,181)	$26,766	$3,183

	For the six months ended June 30, 2017
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$186,503	$(4,192)	$36,190	$35,013
Accommodations and Rentals	23,082	(3,509)	5,459	4,770
Wellsite Completion and Construction Services	25,650	58	2,075	5,295
Elimination	(861)	—	—	—
Loss from operations		(7,643)
Corporate	—	(16,774)	937	—
Interest expense, net	—	(1,401)	—	—
Other income, net	—	3,016	—	—
	$234,374	$(22,802)	$44,661	$45,078

	For the six months ended June 30, 2016
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$112,212	$(236,138)	$43,884	$23,865
Accommodations and Rentals	13,869	(5,517)	5,553	566
Wellsite Completion and Construction Services	15,942	(2,495)	2,824	120
Elimination	(265)	—	—	—
Loss from operations		(244,150)
Corporate	—	(2,223)	1,281	—
Interest expense, net	—	(7,449)	—	—
Other (expense), net	—	157	—	—
	$141,758	$(253,665)	$53,542	$24,551

	Total Assets
	As of	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Water Solutions	$427,902	$324,171
Accommodations and Rentals	45,139	38,874
Wellsite Completion and Construction Services	38,821	29,994
Corporate	16,739	12,027
	$528,601	$405,066

NOTE 17—SUBSEQUENT EVENTS

On July 18, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rockwater Energy Solutions, Inc., a Delaware corporation (“Rockwater”), Rockwater Energy Solutions, LLC, a Delaware limited liability company and a subsidiary of Rockwater (“Rockwater LLC”), SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Corporate Merger Sub”), Raptor Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of SES Holdings (“LLC Merger Sub”), pursuant to which the Company will combine with Rockwater in a stock-for-stock transaction (the “Merger”). The Company will issue an aggregate of approximately 38.0 million shares of Select Energy Services common stock in exchange for all outstanding shares of Rockwater common stock.  Upon consummation of the Merger, the Company’s current shareholders will own approximately 64.4% of the combined company and Rockwater shareholders will own approximately 35.6%. The requisite stockholders of the Company and Rockwater have approved the Merger, and the transaction is expected to close in the third quarter of 2017, subject to customary closing conditions, including U.S. governmental approval under the Hart-Scott-Rodino Act. Following the consummation of the Merger, the Company will file a registration statement covering the Company’s newly issued Class A-2 common shares to be issued to the existing holders of Rockwater’s Class A-1 common stock. As soon as that registration statement becomes effective, such Class A‑2 common shares will automatically convert to Class A common shares of the Company.

In connection with the Merger, Select entered into a financing commitment letter with Wells Fargo Bank, N.A. for a senior secured credit facility with a maximum credit amount not to exceed $150 million for the purposes of, among other things, (i) refinancing certain of Select’s and Rockwater’s indebtedness, (ii) funding fees and expenses associated with the credit facility and the Merger and (iii) to pay related fees and expenses. Subject to obtaining commitments from existing or new lenders, Select shall have their option to increase the maximum amount under the senior secured credit facility by $150,000,000 during the first three years following closing, and by an additional $150,000,000 during the first three years following the day after closing.  The credit facility will be subject to a customary borrowing base based on the receivables and inventory of Select and its subsidiaries.

The senior secured credit facility will be subject to customary representations, warranties and covenants. The funding of the senior secured credit facility is subject to Select’s compliance with customary terms and conditions precedent as set forth in the commitment letter, including, among others: (i) the execution and delivery by Select of definitive documentation consistent with the commitment letter and (ii) that the mergers shall have been, or substantially simultaneously with the funding under the senior secured credit facility shall be, consummated in accordance with the terms of the merger agreement. Select expects that aggregate proceeds of the senior secured credit facility, together with the available cash of Select and borrowings under the Select senior secured credit facility will be sufficient to consummate the refinancing the indebtedness to pay all related fees and expenses payable in connection therewith.

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

We also generate revenue through our accommodations and rentals and wellsite completion and construction services segments which provide workforce accommodations, related rentals and a variety of wellsite completion and construction services, including wellsite construction, pipeline construction, field services and well services. We invoice the majority of our clients for these services on a per job basis or pursuant to short-term contracts as the customer’s needs arise.

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

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $60.4 million and $31.5 million for the three months ended June 30, 2017 and 2016, respectively. We incurred labor costs of $100.8 million and $69.6 million for the six months ended June 30, 2017 and 2016, respectively. Our labor costs for the three and six months ended June 30, 2017 included $12.5 million of non-recurring costs related to a payout on our phantom equity units and IPO success bonuses. The majority of our recurring labor costs are variable and are incurred only while we are providing water and water-related services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. We also incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $33.1 million and $28.8 million for the three months ended June 30, 2017 and 2016, respectively. We incurred equipment costs of $62.4 million and $58.3 million for the six months ended June 30, 2017 and 2016, respectively. Our depreciation costs are expected to decline over the next few years as a result of recent impairments as well as the decline in our capital expenditures over the last three years, which will be partially offset by any future capital expenditures on depreciable assets.

Fuel costs associated with water transportation are a significant operating cost. We incurred fuel costs of $7.2 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively. We incurred fuel costs of $13.3 million and $7.5 million for the six months ended June 30, 2017 and 2016, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services, and have an impact on our results of operations.

We incur water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred water sourcing costs of $8.8 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively. We incurred water sourcing costs of $14.2 million and $8.2 million for the six months ended June 30, 2017 and 2016, respectively.

Public Company Expenses

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with the Sarbanes‑Oxley Act of 2002; expenses associated with maintaining our listing on the New York Stock Exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will increase in future periods. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

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

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$107,812	$49,893	$57,919	116.1%
Accommodations and rentals	13,327	5,233	8,094	154.7%
Wellsite completion and construction services	13,310	7,793	5,517	70.8%
Total revenue	134,449	62,919	71,530	113.7%

Costs of revenue
Water solutions	78,028	43,123	34,905	80.9%
Accommodations and rentals	10,799	4,320	6,479	150.0%
Wellsite completion and construction services	10,848	6,656	4,192	63.0%
Depreciation and amortization	22,520	26,119	(3,599)	(13.8)%
Total costs of revenue	122,195	80,218	41,977	52.3%
Gross profit (loss)	12,254	(17,299)	29,553	NM

Operating expenses
Selling, general and administrative	23,254	8,184	15,070	184.1%
Depreciation and amortization	491	647	(156)	(24.1)%
Impairment of goodwill and other intangible assets	—	138,666	(138,666)	(100.0)%
Impairment of property and equipment	—	60,026	(60,026)	(100.0)%
Lease abandonment costs	418	—	418	NM
Total operating expenses	24,163	207,523	(183,360)	(88.4)%
Loss from operations	(11,909)	(224,822)	212,913	(94.7)%

Other income (expense)
Interest expense, net	(671)	(4,082)	3,411	(83.6)%
Other income, net	1,952	723	1,229	170.0%
Loss before tax expense	(10,628)	(228,181)	217,553	(95.3)%
Tax benefit (expense)	138	(57)	195	NM
Net loss	$(10,490)	$(228,238)	$217,748	(95.4)%

Revenue

Our revenue increased $71.5 million, or 113.7%, to $134.4 million for the three months ended June 30, 2017 compared to $62.9 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in our water solutions segment revenues of $57.9 million. For the three months ended June 30, 2017, our water solutions, accommodations and rentals, and wellsite completion and construction services segments constituted 80.2%, 9.9% and 9.9% of our total revenue, respectively, compared to 79.3%, 8.3%, and 12.4%, respectively, for the three months ended June 30, 2016. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $57.9 million, or 116.1%, to $107.8 million for the three months ended June 30, 2017 compared to $49.9 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in the demand for our services as a result of a rise completion activities and an increase in average quarterly rig count of 112% during the second quarter of 2017 compared to the second quarter of 2016.

Additionally, the GRR Acquisition, which closed March 10, 2017, contributed $9.2 million of revenue for the three months ended June 30, 2017.

Accommodations and Rentals.   Revenue increased $8.1 million, or 154.7%, to $13.3 million for the three months ended June 30, 2017 compared to $5.2 million for the three months ended June 30, 2016. The revenue increase was primarily attributable to a rise in completion activities and an increase in our customers’ quarterly rig count, which led to higher demand for equipment rentals.

Wellsite Completion and Construction Services. Revenue increased $5.5 million, or 70.8%, to $13.3 million for the three months ended June 30, 2017 compared to $7.8 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in field services revenues of $4.1 million in our Rockies and Permian regions and increases in construction services revenues of $0.9 million in our South Texas region. These increases were driven by the addition of the Permian region in 2017 and by increased demand for these services resulting from several new customers resuming completion activities during 2017.

Costs of Revenue

Cost of revenue increased $42.0 million, or 52.3%, to $122.2 million for the three months ended June 30, 2017 compared to $80.2 million for the three months ended June 30, 2016. The increase was largely attributable to higher salaries and wages due to an increase in employee headcount, and increased outside services, rentals and materials expense as a result of increased demand for our services resulting from the overall increase in drilling, completion and production activities, particularly in our water solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $34.9 million, or 80.9%, to $78.0 million for the three months ended June 30, 2017 compared to $43.1 million for the three months ended June 30, 2016. The increase was partly attributable to an increase in salaries and wages of $11.5 million as a result of an increase in average headcount during the three months ended June 30, 2017 as compared to the prior year period. The increase was also attributable to an increase in equipment rental and maintenance expense of $4.2 million, contract labor expense of $6.5 million, bulk and retail fuel expense of $2.8 million and materials and supplies expense of $8.8 million, offset by a decrease in allocated facility costs of $1.5 million. The increase in fuel and maintenance related expenses were largely attributable to an increase of 14.5% in the average number of trucks and tractors in our fleet.

Accommodations and Rentals.  Cost of revenue increased $6.5 million, or 150.0%, to $10.8 million for the three months ended June 30, 2017 compared to $4.3 million for the three months ended June 30, 2016. The increase was partially attributable to a $0.7 million increase in overtime wages as activity outpaced headcount growth slightly during the three months ended June 30, 2017 as compared to the prior year period. The increase was also attributable to increases in outside services, rentals and variable supplies expense totaling $3.4 million and $1.0 million associated with increased fuel and repair and maintenance expenses associated with the support costs of the increased labor workforce required to meet customer demand.

Wellsite Completion and Construction Services.  Cost of revenue increased $4.2 million, or 63.0%, to $10.8 million for the three months ended June 30, 2017 compared to $6.7 million for the three months ended June 30, 2016. The increase was primarily attributable to increased direct labor costs of $1.5 million, contract labor expense of $0.9 million, rental expense of $0.9 million, and supplies and materials expense of $0.3 million.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.6 million, or 13.8%, to $22.5 million for the three months ended June 30, 2017 compared to $26.1 million for the three months ended June 30, 2016. The decrease was primarily attributable to assets becoming fully depreciated or being impaired during the first half of 2016.

Gross Profit (Loss)

Gross profit (loss) improved by $29.5 million, to a gross profit of $12.3 million for the three months ended June 30, 2017 compared to a gross loss of $17.3 million for the three months ended June 30, 2016 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses of $15.1 million, or 184.1%, to $23.3 million for the three months ended June 30, 2017 compared to $8.2 million for the three months ended June 30, 2016 was primarily due to a payout on our phantom equity units and IPO success bonuses of $12.5 million, including associated taxes, an increase in administrative labor costs of $1.6 million, primarily related to our new status as a public company and an increase in legal and professional fees of $0.4 million during the three months ended June 30, 2017 as compared to the prior year period offset by lower corporate office rent of $0.3 million.

Impairment

There were no impairment losses recorded during the three months ended June 30, 2017. Due to significant reductions in oil and gas prices and rig counts during early 2016, we determined there were triggering events requiring an assessment of the recoverability of goodwill. This assessment resulted in an impairment loss of $137.6 million related to goodwill and $60.0 million related to long-lived assets in our water solutions segment, $1.0 million related to goodwill and less than $0.1 million related to other intangible assets in our accommodations and rentals segment was recognized in the consolidated statements of operations for the three months ended June 30, 2016.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities primarily in 2016, during the three months ended June 30, 2017, we recorded $0.4 million of lease abandonment costs related to certain facilities that were no longer in use. No lease abandonment costs were incurred during the three months ended June 30, 2016.

Interest Expense

The decrease in interest expense of $3.4 million, or 83.6% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to the completion of the 144A Offering on December 20, 2016 and the completion of the IPO on April 26, 2017. We used the net proceeds from the 144A Offering to repay all outstanding borrowings and the IPO to repay all of our subsequent outstanding indebtedness related to the GRR Acquisition.

Net Loss

Net loss decreased by $217.7 million, or 95.4%, to $10.5 million for the three months ended June 30, 2017 compared to $228.2 million for the three months ended June 30, 2016 as a result of the factors described above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$186,189	$112,182	$74,007	66.0%
Accommodations and rentals	22,842	13,747	9,095	66.2%
Wellsite completion and construction services	25,343	15,829	9,514	60.1%
Total revenue	234,374	141,758	92,616	65.3%

Costs of revenue
Water solutions	138,649	94,657	43,992	46.5%
Accommodations and rentals	18,722	10,558	8,164	77.3%
Wellsite completion and construction services	21,267	13,518	7,749	57.3%
Depreciation and amortization	43,724	52,261	(8,537)	(16.3)%
Total costs of revenue	222,362	170,994	51,368	30.0%
Gross profit (loss)	12,012	(29,236)	41,248	NM

Operating expenses
Selling, general and administrative	33,211	17,164	16,047	93.5%
Depreciation and amortization	937	1,281	(344)	(26.9)%
Impairment of goodwill and other intangible assets	—	138,666	(138,666)	(100.0)%
Impairment of property and equipment	—	60,026	(60,026)	(100.0)%
Lease abandonment costs	2,281	—	2,281	NM
Total operating expenses	36,429	217,137	(180,708)	(83.2)%
Loss from operations	(24,417)	(246,373)	221,956	(90.1)%

Other income (expense)
Interest expense, net	(1,401)	(7,449)	6,048	(81.2)%
Other income, net	3,016	157	2,859	1821.0%
Loss before tax expense	(22,802)	(253,665)	230,863	(91.0)%
Tax benefit (expense)	32	(366)	398	NM
Net loss	$(22,770)	$(254,031)	$231,261	(91.0)%

Revenue

Our revenue increased $92.6 million, or 65.3%, to $234.4 million for the six months ended June 30, 2017 compared to $141.8 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in our water solutions segment revenues of $74.0 million. For the six months ended June 30, 2017, our water solutions, accommodations and rentals, and wellsite completion and construction services segments constituted 79.5%, 9.7% and 10.8% of our total revenue, respectively, compared to 79.1%, 9.7%, and 11.2%, respectively, for the six months ended June 30, 2016. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $74.0 million, or 66.0%, to $186.2 million for the six months ended June 30, 2017 compared to $112.2 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in the demand for our services as a result of a rise in completion activities and an increase in average quarterly rig count of 70% during the six months ended June 30, 2017 compared to six months ended June 30, 2016. Additionally, the GRR Acquisition, which closed on March 10, 2017, contributed $11.1 million of revenue for the six month period ending June 30, 2017.

Accommodations and Rentals.   Revenue increased $9.1 million, or 66.2%, to $22.8 million for the six months ended June 30, 2017 compared to $13.7 million for the six months ended June 30, 2016. The revenue increase was primarily attributable to a rise in completion activities and an increase in our customers’ quarterly rig count, which led to higher demand for equipment rentals.

Wellsite Completion and Construction Services. Revenue increased $9.5 million, or 60.1%, to $25.3 million for the six months ended June 30, 2017 compared to $15.8 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in field services revenues of $7.6 million in our Rockies and Permian regions. These increases were driven by the addition of the Permian region in 2017 and by the increased demand for these services resulting from several new customers resuming completion activities during 2017.

Costs of Revenue

Cost of revenue increased $51.4 million, or 30.0%, to $222.4 million for the six months ended June 30, 2017 compared to $171.0 million for the six months ended June 30, 2016. The increase was largely attributable to higher salaries and wages due to an increase in employee headcount, and increased outside services, rentals and materials as a result of increased demand for ours services resulting from the overall increase in drilling, completion and production activities, particularly in our water solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $44.0 million, or 46.5%, to $138.7 million for the six months ended June 30, 2017 compared to $94.7 million for the six months ended June 30, 2016. The increase was partly attributable to an increase in salaries and wages of $13.3 million as a result of an increase in average headcount during the six months ended June 30, 2017 as compared to the prior year period. The increase was also attributable to an increase in equipment rental and maintenance expense of $6.5 million, contract labor expense of $8.5 million, bulk and retail fuel expense of $4.4 million and materials and supplies expense of $10.2 million, offset by a decrease in allocated facility costs of $2.9 million.

Accommodations and Rentals.  Cost of revenue increased $8.2 million, or 77.3%, to $18.7 million for the six months ended June 30, 2017 compared to $10.6 million for the six months ended June 30, 2016. The increase was partially attributable to a $1.2 million increase in overtime wages as activity outpaced headcount growth during the six months ended June 30, 2017 as compared to the prior year period. The increase was also attributable to increases in outside services, rentals and variable supplies expense totaling $4.4 million and $1.7 million associated with increased fuel and repair and maintenance expenses associated with the support costs of the increased labor workforce required to meet customer demand.

Wellsite Completion and Construction Services.  Cost of revenue increased $7.7 million, or 57.3%, to $21.3 million for the six months ended June 30, 2017 compared to $13.5 million for the six months ended June 30, 2016. The increase was primarily attributable to the addition of the Permian region in 2017 and new customer wins which led to higher direct and contract labor expenses of $4.1 million. This additional labor expense during the six months ended June 30, 2017 as compared to the prior year period also included coinciding increases in fuel and repair and maintenance costs to support the increased labor force of $0.9 million as well as an increase in supplies and materials expense of $0.9 million.

Depreciation and Amortization. Depreciation and amortization expense decreased $8.5 million, or 16.3%, to $43.7 million for the six months ended June 30, 2017 compared to $52.3 million for the six months ended June 30, 2016. The decrease was primarily attributable to assets becoming fully depreciated or being impaired during the first half of 2016.

Gross Profit (Loss)

Gross profit (loss) improved by 41.2 million, to a gross profit of $12.0 million for the six months ended June 30, 2017 compared to gross loss of $29.2 million for the six months ended June 30, 2016 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses of $16.0 million, or 93.5%, to $33.2 million for the six months ended June 30, 2017 compared to $17.2 million for the six months ended June 30, 2016 was primarily due to a payout on Select’s phantom equity units and IPO success bonuses of $12.5 million, including associated taxes, an increase in administrative labor costs of $1.2 million, primarily related to Select’s new status as a public company, legal and professional fees of $1.5 million during the six months ended June 30, 2017 as compared to the prior year period offset by lower corporate office rent of $0.5 million.

Impairment

        There were no impairment losses recorded during the six months ended June 30, 2017. Due to significant reductions in oil and gas prices and rig counts during early 2016, we determined there were triggering events requiring an assessment of the recoverability of goodwill. This assessment resulted in an impairment loss of $137.6 million related to goodwill and $60.0 million related to long-lived assets in our water solutions segment, $1.0 million related to goodwill and less than $0.1 million related to other intangible assets in our accommodations and rentals segment was recognized in the consolidated statements of operations for the six months ended June 30, 2016.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, the Company decided to close certain facilities beginning in the third quarter of 2016. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $2.3 million of lease abandonment costs during the six months ended June 30, 2017. No lease abandonment costs were incurred during the six months ended June 30, 2016.

Interest Expense

The decrease in interest expense of $6.0 million, or 81.2%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to the completion of the 144A Offering on December 20, 2016 and the completion of the IPO on April 26, 2017. We used the net proceeds from the 144A Offering to repay all outstanding borrowings and the IPO to repay all of our subsequent outstanding indebtedness related to GRR Acquisition.

Net Loss

Net loss decreased by $231.3 million, or 91.0%, to $22.8 million for the six months ended June 30, 2017 compared to $254.0 million for the six months ended June 30, 2016 as a result of the factors described above.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net loss	$(10,490)	$(228,238)	$(22,770)	$(254,031)
Interest expense	671	4,082	1,401	7,449
Depreciation and amortization	23,011	26,766	44,661	53,542
Tax (benefit) expense	(138)	57	(32)	366
EBITDA	13,054	(197,333)	23,260	(192,674)
Impairment	—	198,692	—	198,692
Lease abandonment costs	418	—	2,281	—
Severance costs	122	146	122	542
Deal-related costs	332	24	1,080	(256)
Non-cash incentive compensation	589	(796)	1,232	(487)
Non-cash loss on sale of subsidiaries and other assets	198	(160)	507	462
Phantom equity and IPO-related compensation	12,537	—	12,537	—
Adjusted EBITDA	$27,250	$573	$41,019	$6,279

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

On April 26, 2017, we completed the IPO for net proceeds of approximately $111.4 million, net of underwriting discounts and commissions and estimated offering expenses. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay borrowings incurred under our Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, for the cash settlement of outstanding phantom unit awards at SES Holdings and for 2017 budgeted capital expenditures. On May 10, 2017, we received approximately $17.1 million, net of underwriting discounts and commissions and estimated offering expenses, from the exercise in full by the underwriters of our IPO of their option to purchase additional shares of our Class A common stock. We intend to use the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional 2017 budgeted capital expenditures.

At June 30, 2017, cash and cash equivalents totaled $52.8 million. In addition to cash and cash equivalents, we had approximately $85.9 million of available borrowing capacity under our Credit Facility as of June 30, 2017.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2017	2016
	(In thousands)
Net cash (used in) provided by operating activities	$(24,010)	$10,977	$(34,987)
Net cash used in investing activities	(91,449)	(19,732)	(71,717)
Net cash (used in) provided by financing activities	128,195	(4,914)	133,109
Net increase (decrease) in cash	$12,736	$(13,669)

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2017 and 2016

Operating Activities. Net cash used in operating activities was $24.0 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of $11.0 million for the six months ended June 30, 2016. The $35.0 million decrease in net cash provided by operating activities was primarily attributable to increases in accounts receivable and working capital during the six months ended June 30, 2017 in response to growth in revenues driven by recovering demand for our services as compared to the prior year period.

Investing Activities. Net cash used in investing activities was $91.4 million for the six months ended June 30, 2017, compared to $19.7 million for the six months ended June 30, 2016. The $71.7 million increase in net cash used in investing activities was primarily due to net cash used for the GRR Acquisition of $49.0 million and by higher capital expenditures during the six months ended June 30, 2017 of $15.7 million as compared to the six months ended June 30, 2016.

Financing Activities. Net cash from financing activities was $128.2 million for the six months ended June 30, 2017, compared to cash used in financing activities of $4.9 million for the six months ended June 30, 2016. The $133.1 million increase in net cash provided by financing activities was primarily due to $128.5 million in net proceeds received from the issuance of shares in the IPO, including exercise of the over-allotment option.

Credit Facility

On May 3, 2011, we entered into our Credit Facility, which was amended most recently on June 13, 2017. As of June 30, 2017, the total commitment under our Credit Facility was $100.0 million in the form of a revolver. As of August 4, 2017, we had no drawn borrowings under this bank facility. However, our available borrowings are reduced by letters of credit of $14.1 million. The revolver also has a sublimit of $20.0 million for letters of credit and a sublimit of $5.0 million for swing-line loans. The most recent amendment of our Credit Facility was to remove the requirement that businesses or assets acquired by us meet a positive EBITDA test (the “Positive EBITDA Test”) in order to be a Permitted Acquisition (as defined in and under the Credit Agreement), as well as to waive any defaults resulting from the DAWS Acquisition not being in compliance with the Positive EBITDA Test.

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

Our scheduled maturity date is February 28, 2020 and the per annum interest rate on our loans is LIBOR plus an applicable margin that ranges between 3.00% and 4.50%, based on our Leverage Ratio. Our capacity to make capital expenditures is $35 million for the fiscal year ending December 31, 2017 and for each year thereafter is the greater of (i) $35 million or (ii) 50% of our EBITDA for the prior twelve months; but this restriction is not applicable for any quarter if our Leverage Ratio as of the end of the preceding fiscal quarter was less than 3.00 to 1.0. Our Leverage Ratio was less than 3.00 to 1.0 as of March 31, 2017. In addition, our Credit Facility contains an anti-cash hoarding provision that restricts us from making any borrowing, if after giving effect to such borrowing, we would have in excess of $20 million in cash and cash equivalents at the end of the week such borrowing is made.

As of June 30, 2017, we were in compliance with all restrictive covenants under our Credit Facility.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Facility and operating leases. Refer to Note 7—Debt and Note 8—Commitments and Contingencies in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of June 30, 2017.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our Final Prospectus filed on April 24, 2017.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 - Significant Accounting Policies in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

Interest Rate Risk

At June 30, 2017, we had no outstanding debt under our Credit Facility. Interest is calculated under the terms of our Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming our indebtedness remained constant throughout the period, there would not be an impact on interest expense as a result of a 1% increase or decrease in the interest rate on this amount of debt for the six months ended June 30, 2017. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. As of August 4, 2017, we had no debt outstanding and approximately $85.9 million of available borrowing capacity under our Credit Facility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors update the risk factors described under “Risk Factors” in the Final Prospectus. Except as set forth below, there have been no material changes to the Risk Factors disclosed in the Final Prospectus.

The pending Merger may not be completed as anticipated, or if completed, may not be beneficial to us.

The closing of the Merger is subject to satisfaction of closing conditions. If any of these conditions are not satisfied or waived, the transactions will not be consummated. There is no assurance that the Merger will close on or before that time, or at all. If we were unable to consummate the Merger, we would not realize the expected benefits of the Merger.

The consummation of the Merger involves potential risks, including, without limitation, the failure to realize expected profitability, growth or accretion; the incurrence of liabilities or other compliance costs related to environmental or regulatory matters, including potential liabilities that may be imposed without regard to fault or the legality of conduct; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. If we consummate the Merger and if these risks or other unanticipated liabilities were to materialize, any desired benefits of the Merger may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.

The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our future business and financial results and the trading prices of our shares.

The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks. Further, the Merger may not be consummated even though stockholder approval has been obtained. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.

If the Merger is not completed, or if there are significant delays in completing the Merger, our future business and financial results and the trading prices of our shares could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;
•	there may be negative reactions from the financial markets due to the fact that current prices of our shares may reflect a market assumption that the Merger will be completed; and
•	the attention of management will have been diverted to the Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to our business.

Failure to successfully combine our business with the business from Rockwater may adversely affect our future results.

The consummation of the Merger involves potential risks, including:

•	the failure to realize expected profitability, growth or accretion;
•	environmental or regulatory compliance matters or liabilities;
•	diversion of management's attention from our existing businesses; and
•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

If we consummate the Merger and if these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the Merger may not be fully realized, if at all, and our future business operations and our cash available for distribution could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 30, 2017, we issued 128,370 shares of Class A common stock to the former shareholders of Data Automated Water Systems, LLC as partial consideration for the DAWS Acquisition. This issuance of Class A common stock did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.

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

The aggregate proceeds of our IPO were $121.8 million. We incurred expenses in connection with our IPO of approximately $2.8 million as of June 30, 2017. After subtracting underwriting discounts and commissions of $7.6 million and the estimated offering expenses, we received net proceeds of approximately $111.4 million from the sale of 8,700,000 shares of Class A Common Stock.  On May 10, 2017, the underwriters of our IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A common stock at the IPO price of $14.00 per share. The aggregate proceeds from the exercise of the over-allotment option were approximately $18.3 million. After subtracting underwriting discounts and commissions of approximately $1.1 million and the estimated offering expenses, we received net proceeds of approximately $17.1 million from the sale of 1,305,000 shares of Class A common stock. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used $34.0 million to repay all of its outstanding indebtedness under its credit facility, $7.8 million for the cash settlement of outstanding phantom units and $69.6 million for 2017 budgeted capital expenditures. We intend to use the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional 2017 budgeted capital expenditures. No payments, fees or expenses have been paid, directly or indirectly, to any officer, director, or 10% stockholder or other affiliate.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10‑Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

SELECT ENERGY SERVICES, INC.

Date: August 11, 2017	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Gary Gillette
Gary Gillette
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of July 18, 2017, by and among Select Energy Services, Inc., SES Holdings, LLC, Raptor Merger Sub, Inc., Raptor Merger Sub, LLC, Rockwater Energy Solutions, Inc. and Rockwater Energy Solutions, LLC (incorporated by reference herein to Exhibit 2.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed on July 19, 2017).

3.1

Second Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.1 to Amendment No. 2 to Select Energy Services, Inc.’s Registration Statement on Form S 1/A, filed on April 10, 2017 (Registration No. 333 216404)).

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

4.2

Amended and Restated Registration Rights Agreement, dated as of July 18, 2017, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC, Crestview Partners II SES Investment B, LLC, SCF-VI, L.P., SCF-VII, L.P., SCF-VII(A), L.P. and WDC Aggregate LLC (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed on July 19, 2017).

4.3

Registration Rights Agreement, dated December 20, 2016, by and between Select Energy Services, Inc. and FBR Capital Markets & Co. (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S‑1, filed on March 2, 2017 (Registration No. 333‑216404)).

10.1

Waiver and Amendment No. 16 to Amended and Restated Revolving Credit Agreement, dated June 13, 2017 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed on June 16, 2017.

10.2	First Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan.

10.3	Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC and Crestview Partners II GP, L.P.

10.4	Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P.

31.1	Certification of Chief Executive Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files