Form 10-Q
period 2017-09-30
Select Energy Services, Inc.
filed 2017-11-13
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001‑38066

SELECT ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑4561945
(State of incorporation)	(IRS Employer Identification Number)

1400 Post Oak Boulevard, Suite 400 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

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

As of November 8, 2017, the registrant had 59,201,393 shares of Class A common stock, 6,731,845 shares of Class A-2 common stock and 40,331,989 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our final prospectus dated April 20, 2017 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act, on April 24, 2017 (the “Final Prospectus”) and under the heading “Item 1A. Risk Factors” in this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

•	our ability to retain key management and employees;
•	the impacts of competition on our operations;
•	our ability to hire and retain skilled labor;
•	the impacts of the recently completed merger (the “Merger”) with Rockwater Energy Solutions, Inc. (“Rockwater”);
•	delays or restrictions in obtaining permits by us or our customers;

•	constraints in supply or availability of equipment used in our business;
•	the impacts of advancements in drilling and well service technologies;
•	changes in global economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
•	the other risks described under “Risk Factors” in the Final Prospectus and under the heading “Item 1A. Risk Factors” in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under “Risk Factors” in the Final Prospectus and under the heading “Item 1A. Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42,393	$40,041
Accounts receivable trade, net of allowance for doubtful accounts of $2,867 and $2,144, respectively	148,372	75,892
Accounts receivable, related parties	433	135
Inventories	852	1,001
Prepaid expenses and other current assets	13,495	7,586
Total current assets	205,545	124,655
Property and equipment	815,002	739,386
Accumulated depreciation	(535,456)	(490,519)
Property and equipment, net	279,546	248,867
Goodwill	25,091	12,242
Other intangible assets, net	35,351	11,586
Other assets	7,216	7,716
Total assets	$552,749	$405,066
Liabilities and Equity
Current liabilities
Accounts payable	$11,751	$10,796
Accounts payable and accrued expenses, related parties	1,246	648
Accrued salaries and benefits	8,595	2,511
Accrued insurance	11,008	10,338
Accrued expenses and other current liabilities	39,713	22,091
Total current liabilities	72,313	46,384
Accrued lease obligations	18,100	15,946
Other long term liabilities	8,008	8,028
Long-term debt, net of current maturities	—	—
Total liabilities	98,421	70,358
Commitments and contingencies (Note 8)
Class A-1 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017; 16,100,000 shares issued and outstanding as of December 31, 2016	—	161
Class A common stock, $0.01 par value; 250,000,000 shares authorized and 30,468,249 shares issued and outstanding as of September 30, 2017; 3,802,972 shares issued and outstanding as of December 31, 2016	305	38
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 38,462,541 shares issued and outstanding as of September 30, 2017 and December 31, 2016	385	385
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	206,158	113,175
Accumulated deficit	(8,207)	(1,043)
Total stockholders’ equity	198,641	112,716
Noncontrolling interests	255,687	221,992
Total equity	454,328	334,708
Total liabilities and equity	$552,749	$405,066

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Water solutions	$125,086	$60,975	$311,275	$173,157
Accommodations and rentals	15,615	5,838	38,457	19,585
Wellsite completion and construction services	13,179	7,094	38,522	22,923
Total revenue	153,880	73,907	388,254	215,665
Costs of revenue
Water solutions	88,087	49,996	226,737	144,653
Accommodations and rentals	11,976	4,969	30,697	15,527
Wellsite completion and construction services	10,888	6,299	32,155	19,817
Depreciation and amortization	23,420	21,613	67,144	73,874
Total costs of revenue	134,371	82,877	356,733	253,871
Gross profit (loss)	19,509	(8,970)	31,521	(38,206)
Operating expenses
Selling, general and administrative	16,087	8,764	49,298	25,928
Depreciation and amortization	375	363	1,312	1,644
Impairment of goodwill and other intangible assets	—	—	—	138,666
Impairment of property and equipment	—	—	—	60,026
Lease abandonment costs	590	13,169	2,871	13,169
Total operating expenses	17,052	22,296	53,481	239,433
Income (loss) from operations	2,457	(31,266)	(21,960)	(277,639)
Other income (expense)
Interest expense, net	(484)	(4,343)	(1,885)	(11,792)
Other income, net	326	431	3,342	588
Income (loss) before tax expense	2,299	(35,178)	(20,503)	(288,843)
Tax benefit (expense)	294	(26)	326	(392)
Net income (loss)	2,593	(35,204)	(20,177)	(289,235)
Less: Net loss attributable to Predecessor	—	34,931	—	285,359
Less: Net (income) loss attributable to noncontrolling interests	(1,369)	273	13,013	3,876
Net income (loss) attributable to Select Energy Services, Inc.	$1,224	$—	$(7,164)	$—
Allocation of net income (loss) attributable to:
Class A-1 stockholders	$—		$(2,679)
Class A stockholders	1,224		(4,485)
Class B stockholders	—
	$1,224		$(7,164)
Weighted average shares outstanding:
Class A-1—Basic	—		9,671,795
Class A—Basic	30,336,923		16,189,997
Class B—Basic	38,462,541		38,462,541
Net income (loss) per share attributable to common stockholders:
Class A-1—Basic	$—		$(0.28)
Class A—Basic	$0.04		$(0.28)
Class B—Basic	$—		$—
Weighted average shares outstanding:
Class A-1—Diluted	—		9,671,795
Class A—Diluted	30,357,572		16,189,997
Class B—Diluted	38,462,541		38,462,541
Net income (loss) per share attributable to common stockholders:
Class A-1—Diluted	$—		$(0.28)
Class A—Diluted	$0.04		$(0.28)
Class B—Diluted	$—		$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$2,593	$(35,204)	$(20,177)	$(289,235)
Other comprehensive income (loss)
Interest rate derivatives designated as cash flow hedges
Unrealized holding loss arising during period	—	—	—	(106)
Net amount reclassified to earnings	—	—	—	113
Net change in unrealized gain	—	—	—	7
Comprehensive income (loss)	2,593	(35,204)	(20,177)	(289,228)
Less: Comprehensive loss attributable to Predecessor	—	34,931	—	285,352
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,369)	273	13,013	3,876
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$1,224	$—	$(7,164)	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands, except share data)

	Class A-1		Class A		Class B		Preferred
	Stockholders		Stockholders		Stockholders		Stockholders
		Class A-1		Class A		Class B			Additional		Total
		Common		Common		Common		Preferred	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2016	16,100,000	$161	3,802,972	$38	38,462,541	$385	—	$—	$113,175	$(1,043)	$112,716	$221,992	$334,708
Conversion of Class A-1 to Class A	(16,100,000)	(161)	16,100,000	161	—	—	—	—	—	—	—	—	—
Issuance of shares for acquisitions	—	—	560,277	6	—	—	—	—	4,360	—	4,366	5,514	9,880
Issuance of shares for initial public offering	—	—	10,005,000	100	—	—	—	—	87,835	—	87,935	40,569	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	788	—	788	993	1,781
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	(368)	(368)
Net loss	—	—	—	—	—	—	—	—	—	(7,164)	(7,164)	(13,013)	(20,177)
Balance as of September 30, 2017	—	$—	30,468,249	$305	38,462,541	$385	—	$—	$206,158	$(8,207)	$198,641	$255,687	$454,328

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(20,177)	$(289,235)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	68,456	75,518
Gain on disposal of property and equipment	(3,127)	(30)
Bad debt expense	1,098	1,679
Amortization of debt issuance costs	928	2,244
Equity-based compensation	1,781	317
Impairment of goodwill and other intangible assets	—	138,666
Impairment of property and equipment	—	60,026
Other operating items	(560)	(806)
Changes in operating assets and liabilities
Accounts receivable	(65,815)	15,339
Prepaid expenses and other assets	(6,493)	679
Accounts payable and accrued liabilities	19,660	3,681
Net cash (used in) provided by operating activities	(4,249)	8,078
Cash flows from investing activities
Acquisitions, net of cash received	(62,199)	—
Purchase of property and equipment	(66,013)	(28,630)
Proceeds received from sale of property and equipment	6,677	8,258
Net cash used in investing activities	(121,535)	(20,372)
Cash flows from financing activities
Proceeds from revolving line of credit	34,000	18,500
Payments on long-term debt	(34,000)	(36,334)
Payment of debt issuance costs	—	(2,775)
Proceeds from initial public offering	140,070	—
Payments incurred for initial public offering	(11,566)	—
Purchase of noncontrolling interests	—	(318)
Proceeds from (distributions to) noncontrolling interests	(368)	138
Member contributions	—	23,519
Net cash provided by financing activities	128,136	2,730
Net increase (decrease) in cash and cash equivalents	2,352	(9,564)
Cash and cash equivalents, beginning of period	40,041	16,305
Cash and cash equivalents, end of period	$42,393	$6,741
Supplemental cash flow disclosure:
Cash paid for interest	$1,139	$9,592
Cash paid for taxes	$37	$619
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$7,733	$2,479

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business:  Select Energy Services, Inc. (“Select Energy Services” or “the Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of a membership interest in SES Holdings, LLC (“SES Holdings” or the “Predecessor”). Unless otherwise stated or the context otherwise indicates, all references to the “Company” or similar expressions for time periods prior to the reorganization and 144A Offering transactions refer to SES Holdings and its subsidiaries. For time periods subsequent to the reorganization and 144A Offering transactions, these terms refer to Select Energy Services and its subsidiaries.

SES Holdings was formed in July 2008 and, in October 2008, members of Select Energy Services, LLC (“Select LLC”), formerly known as Peak Oilfield Services, LLC (“Peak”), a Delaware limited liability company formed in December 2006, transferred all interests in Select LLC to SES Holdings in exchange for membership interests in SES Holdings and Select LLC became a wholly owned subsidiary of SES Holdings.

Select Energy Services is an oilfield services company that provides total water solutions to the U.S. conventional oil and natural gas industry. The Company offers water‑related services that support oil and gas well completion and production activities including sourcing, transfer, containment, monitoring, treatment, flowback, hauling and disposal in the U.S. shale basins. These services establish and maintain the flow of oil and natural gas throughout the productive life of a horizontal well.

The Company also operates a wellsite services group to complement its total water solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, and field services. The Company conducts its wellsite services activities on a third‑party contractual basis unrelated to its water‑related services.

Reorganization:  On December 20, 2016, Select Energy Services completed a private placement (the “144A Offering”) of 16,100,000 shares of Class A‑1 common stock, par value $0.01 per share (“Select Class A-1 Common Stock”) at an offering price of $20.00 per share. In conjunction with the 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”) and SES Holdings effected a 10.3583 for 1 unit split. In exchange for the contribution of all net proceeds from the 144A Offering to SES Holdings, SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Energy Services, and Select Energy Services became the sole managing member of SES Holdings. Select Energy Services issued 38,462,541 shares of Class B common stock, par value $0.01 per share (“Select Class B Common Stock”) to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”), or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. The Company also acquired 3,802,972 SES Holdings LLC Units from certain legacy owners (the “Contributing Legacy Owners”) in exchange for the issuance of 3,802,972 shares of Class A common stock, par value $0.01 per share (“Select Class A Common Stock”). Shareholders of Select Class A‑1 Common Stock, Select Class A Common Stock, and Select Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Select Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Energy Services based on their ownership of Select Class B Common Stock. The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

Initial Public Offering: On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Select Class A Common Stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Select Class A Common Stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by it, the Company received approximately $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). The Company contributed all of the net proceeds received by it to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under the Company’s Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, as defined below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds are intended to be used for general corporate purposes, including funding our 2017 budgeted capital expenditures.

Credit Facility:  Concurrent with the closing of the 144A Offering, the Company repaid all of its outstanding indebtedness and amended its Credit Facility to reduce the total commitment of its revolving line of credit to $100.0 million. See Note 7—Debt for further discussion.

Exchange rights:  Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), Legacy Owner Holdco has the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Select Class A Common Stock at an exchange ratio of one share of Select Class A Common Stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Select Class A Common Stock. Alternatively, upon the exercise of any Exchange Right, the Company has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Select Class A Common Stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Select Class A Common Stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Select Class B Common Stock will be cancelled.

Registration rights:  In December 2016, in connection with the closing of the 144A Offering, Select Energy Services entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the SEC, in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of Select Class A Common Stock issuable upon conversion of the Select Class A‑1 Common Stock sold in the 144A Offering plus any additional shares of Class A‑1 common stock issued in respect thereof whether by stock dividend, stock distribution, stock split, or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the IPO. The Company filed this registration statement with the SEC on April 28, and this registration statement was declared effective by the SEC on June 13, 2017. Accordingly, each share of Select Class A‑1 Common Stock outstanding automatically converted into a share of Select Class A Common Stock on a one‑for‑one basis at that time. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Select Class A Common Stock obtained pursuant to the Exchange Right.

Tax receivable agreements:  Concurrent with the closing of the 144A Offering, the Company entered into two tax receivable agreements with Legacy Owner Holdco and certain legacy owners of SES Holdings. On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements. See Note 12—Related Party Transactions for further discussion.

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

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for a fair presentation of our interim financial statements have been included in these unaudited interim consolidated financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The Company’s historical financial statements prior to the 144A Offering and reorganization transactions are prepared using SES Holdings’ historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to SES Holdings.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which Select Energy Services exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2016 and 2015 included in the Final Prospectus. There have been no changes in such policies or the application of such policies during the quarter ended September 30, 2017.

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

Emerging Growth Company status:  Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are an “emerging growth company,” or an “EGC,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase‑in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until we are no longer an emerging growth company. Our election to use the phase‑in periods permitted by this election may make it difficult to compare our financial statements to those of non‑emerging growth companies and other emerging growth companies that have opted out of the longer phase‑in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply immediately with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively. The Company prospectively adopted this guidance during the nine months ended September 30, 2017. Prior periods were not retrospectively adjusted. As the Company’s deferred tax assets and liabilities are all noncurrent, the adoption did not result in a change to the consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied prospectively. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied prospectively. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

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

NOTE 3— ACQUISITIONS

Business combinations

On September 15, 2017, the Company completed its acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”). Resource Water provides water transfer services to exploration and production (“E&P”) operators in West Texas and East Texas. Resource Water’s assets include 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions which are viewed as strategic to the Company’s water solutions business.

The total consideration for the Resource Water Acquisition was $9.1 million, with $6.7 million paid in cash and $2.4 million paid in shares of Select Class A Common Stock valued at $15.17 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the Resource Water Acquisition with $6.7 million of cash on hand. For the nine months ended September 30, 2017, the Company expensed less than $0.1 million of related transaction-related costs. The Resource Water Acquisition is being accounted for as a business combination under the acquisition method of accounting. The preliminary allocation of the consideration transferred is based on management’s estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments, and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Working capital estimates are based on provisional amounts. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.8 million, which excess was recognized as goodwill. The goodwill recognized was attributable to Resource Water’s assembled workforce as well as synergies related to the Company’s comprehensive water solutions strategy. The goodwill was included in the assets of the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousand)
Cash paid	$6,692
Class A common stock issued	2,380
Total consideration transferred	9,072
Less: identified assets
Working capital	1,396
Fixed assets	3,485
Customer relationship intangible assets	1,912
Other intangible assets	466
Total identified assets	7,259
Goodwill	$1,813

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

The total consideration for the GRR Acquisition was $56.8 million, with $51.3 million paid in cash and $5.5 million paid in shares of Select Class A Common Stock valued at $20.00 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the GRR Acquisition with $17.3 million of cash on hand and $34.0 million of borrowings under the Company’s Credit Facility. For the nine months ended September 30, 2017, the Company expensed $1.0 million of transaction-related costs. The GRR Acquisition is being accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $11.0 million was recorded. The goodwill recognized is primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the GRR Acquisition and is attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousand)
Cash paid	$51,303
Class A common stock issued	5,500
Total consideration transferred	56,803
Less: identified assets
Working capital	6,000
Fixed assets	13,225
Customer relationship intangible assets	21,392
Other intangible assets	5,150
Total identified assets	45,767
Goodwill	$11,036

Resource Water Acquisition contributed revenue and net income of $0.2 million and less than $0.1 million, respectively, to the results of the Company from the date of acquisition through September 30, 2017. The GRR Acquisition contributed revenue and net income of $21.5 million and $1.9 million, respectively, to the consolidated results of the Company from the date of acquisition through September 30, 2017. The following unaudited consolidated pro forma information is presented as if the GRR Acquisition and Resource Water Acquisition had occurred on January 1, 2016:

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenue	$156,045	$82,824	$400,948	$237,644

Net income (loss)	$3,195	$(34,344)	$(17,951)	$(289,130)
Less: net (income) loss attributable to noncontrolling interests [1]	(1,706)	19,284	11,682	163,044
Net income (loss) attributable to Select Energy Services, Inc. [1]	$1,489	$(15,060)	$(6,269)	$(126,086)

1 The allocation of net loss attributable to noncontrolling interests and Select Energy Services gives effect to the equity structure as of September 30, 2017 as though the 144A Offering, the IPO, the Resource Water Acquisition, the GRR Acquisition and other equity transactions occurred as of January 1, 2016. However, the calculation of pro forma net loss does not give effect to any other pro forma adjustments for the 144A Offering or the subsequent IPO.

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the GRR Acquisition and Resource Water Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016 and other related pro forma adjustments. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the GRR Acquisition or Resource Water Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the GRR Acquisition and Resource Water Acquisition had occurred as of January 1, 2016 or of future operating performance.

Asset acquisitions

On June 21, 2017 the Company completed the acquisition of fixed assets from Tex-Star Water Services, LLC (the “TEX Acquisition”) for $4.2 million in cash, funded entirely with cash on hand.

On May 30, 2017 the Company completed the acquisition of automated manifold intellectual property and related assets from Data Automated Water Systems, LLC (the “DAWS Acquisition”) for $4.0 million.  This acquisition was paid with $2.0 million of cash and 128,370 shares of Select Class A Common Stock valued at approximately $2.0 million. The DAWS Acquisition resulted in fixed assets of $1.8 million, patents of $1.9 million and software of $0.3 million.

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in industry activity from 2014, the Company made the decision during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. The Company recorded $2.9 million of charges related to exit and disposal activities and reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities during the nine months ended September 30, 2017. The Company had a remaining balance of $20.0 million, inclusive of a short‑term balance of $1.9 million in accrued expenses and other current liabilities, as of September 30, 2017 related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. As of September 30, 2017, the Company has completed its exit from underperforming facilities but will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan.

		Provision during the	Usage during the
	Balance as of	nine months ended	nine months ended	Balance as of
	December 31, 2016	September 30, 2017	September 30, 2017	September 30, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$2,871	$2,153	$18,718
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$19,972

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$7,106	$8,593
Buildings and leasehold improvements	83,328	83,352
Vehicles and equipment	38,547	24,114
Machinery and equipment	564,741	534,303
Computer equipment and software	11,438	11,102
Office furniture and equipment	3,709	4,275
Disposal wells	67,778	67,566
Helicopters	497	497
Construction in progress	37,858	5,584
	815,002	739,386
Less accumulated depreciation and impairment	(535,456)	(490,519)
Total property and equipment, net	$279,546	$248,867

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company had no capital lease obligations as of September 30, 2017 and December 31, 2016.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis as of December 31, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs. The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows:

		Wellsite Completion
	Water	and Construction	Accommodations
	Solutions	Services	and Rentals	Total
	(in thousands)
Balance as of December 31, 2015	$137,534	$12,242	$995	$150,771
Impairment	(137,534)	—	(995)	(138,529)
Balance as of December 31, 2016	—	12,242	—	12,242
Additions	12,849	—	—	12,849
Balance as of September 30, 2017	$12,849	$12,242	$—	$25,091

The components of other intangible assets are as follows:

	September 30, 2017
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$80,131	$54,987	$25,144
Other	13,222	3,015	10,207
Total other intangible assets	$93,353	$58,002	$35,351

	December 31, 2016
	Gross	Accumulated	Net
	Value	Amortization	Value
	(in thousands)
Customer relationships	$56,826	$48,236	$8,590
Other	5,491	2,495	2,996
Total other intangible assets	$62,317	$50,731	$11,586

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information that is subject to change until final valuations are obtained. Customer relationships and non‑compete agreements are being amortized over estimated useful lives ranging from five to seven years and three to five years, respectively. Other intangible assets primarily relate to certain water rights that are amortized over estimated useful lives ranging from three to eight years. Intangible assets obtained in the GRR Acquisition consisted of customer relationships and non-compete agreements that will be amortized over estimated useful lives of thirteen and five years, respectively, with a weighted-average estimated useful life of 12.5 years. As a result of the GRR Acquisition, the Company also obtained water rights totaling $3.7 million that have indefinite lives and will be evaluated periodically for impairment. Intangible assets obtained in the Resource Water Acquisition consisted of customer relationships and non-compete agreements that will be amortized over estimated useful lives of ten and three years, respectively, with a weighted-average estimated useful life of 8.6 years. The Company acquired patents of $1.9 million as part of the DAWS Acquisition, which are being amortized over the estimated useful lives of ten years.  See Note 3 – Acquisitions for further discussion.

Amortization expense was $2.6 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $7.3 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7—DEBT

Credit Facility term loans and revolving line of credit

Select Energy Services’ Credit Facility, originally executed in May 2011, has been amended over time. Effective December 20, 2016, the Company amended its Credit Facility to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100.0 million. The agreement also amended certain financial covenants and restrictions and outlined a new pricing grid that is effective after receipt of the third quarter 2017 compliance certificate. Accrued interest is payable at the end of each quarter. The Credit Facility has a variable interest rate that ranges from either (i) the London interbank rate (“LIBOR”) plus a margin for Eurodollar advances or (ii) the applicable base rate plus a margin for base rate advances based on the Company’s Leverage Ratio (as defined in the Credit Facility) falling between 2.00% and 4.00% as outlined below. In addition, a commitment fee related to the revolving line of credit is payable at the end of each calendar quarter based on a rate of 0.500% per annum on any unused portion of the commitment under the Credit Facility. Effective June 13, 2017, the Company amended its Credit Facility to permanently waive the default associated with the DAWS Acquisition. This waiver is specifically for such acquisition and does not remedy any other present or future defaults associated with the Credit Facility.

Leverage Ratio Before Receipt of Fourth Quarter 2017	Eurodollar	Base Rate
Compliance Certificate	Advances	Advances
< 4.00	4.00%	3.00%
≥ 4.00	4.50%	3.50%

Leverage Ratio After Receipt of Fouth Quarter 2017	Eurodollar	Base Rate
Compliance Certificate	Advances	Advances
< 2.00	3.00%	2.00%
≥ 2.00 < 2.50	3.25%	2.25%
≥ 2.50 < 3.00	3.50%	2.50%
≥ 3.00 < 3.50	3.75%	2.75%
≥ 3.50 < 4.00	4.00%	3.00%
≥ 4.00	4.50%	3.50%

Select Energy Services had no debt outstanding under the revolving line of credit as of September 30, 2017 and December 31, 2016. The borrowing capacity under the revolving line of credit was reduced by outstanding letters of credit of $14.1 million as of September 30, 2017. The Company’s letters of credit have a variable interest rate between 3.00% and 4.50% based on the Company’s Leverage Ratio as outlined above. The unused portion of the available borrowings under the revolving line of credit was $85.9 million at September 30, 2017.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2017 were $3.0 million. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet.

The Company’s obligations under its Credit Facility are secured by substantially all of its assets. The Credit Facility contains customary events of default and covenants and limits its ability to incur additional indebtedness, pay dividends or make other distributions, create liens and sell assets. The Company was in compliance with all debt covenants as of September 30, 2017.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is named from time to time in various legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company does not believe the resolution of any of these proceedings would be material to its financial position or results of operations.

General Business Risk

As discussed in Note 1, the substantial majority of the Company’s customers are in the oil and gas industry. The oil and gas industry is currently facing unique challenges due to the continued volatility and depressed state of oil and gas prices.

NOTE 9—EQUITY‑BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the Predecessor’s board of managers in April 2011. In conjunction with the 144A Offering, the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended from time to time, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the 144A Offering were cancelled in exchange for new options granted under the 2016 Plan.

On July 18, 2017, the Select Energy Services board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarifies the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Merger (as defined in Note 17 below)) and allows for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which Select Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement (as defined in Note 17 below). The Company’s consenting stockholders, who hold a majority of the outstanding common stock of Select Energy Services, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Merger.

The maximum number of shares initially reserved for issuance under the 2016 Plan was 5,400,400 shares of Select Class A Common Stock, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. After giving effect to the Equity Plan Amendment, the maximum number of shares of Select Class A Common Stock reserved for issuance under the 2016 Plan is equal to (i) 5,400,400 shares plus (ii) 1,011,087 shares that became available on account of the assumption of the Rockwater Equity Plan, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. The maximum number of shares described in the preceding sentence does not take into account 2,887,048 shares of Select Class A Common Stock related to substitute awards that were granted under the 2016 Plan following the conversion of outstanding equity awards originally granted under the Rockwater Equity Plan in accordance with the Merger Agreement. For additional information on such substitute awards, please see Note 17 below.

Phantom unit awards granted under the 2011 Plan, upon vesting, entitled each participant with the right to receive an amount of cash based in part on the fair market value of a share of Select Class A Common Stock on the date of the IPO. Based on the fair market value of a share of Select Class A Common Stock of $14.00 on the date of the IPO, each participant received a cash payment equal to $5.53 for each phantom unit on May 5, 2017. Refer to “Phantom Unit Awards” for details related to the payments made in respect of outstanding phantom units in connection with the IPO.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Select Class A Common Stock as of the date of grant. The Company historically valued Select Class A Common Stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. The fair value measurement relies on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards that were granted during 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were granted in exchange for the cancellation of outstanding options granted under the 2011 Plan that were fully vested and exercisable prior to such cancellation. The Company utilizes the Black‑Scholes model to determine fair value, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. At the time of grant, there was no public market for the Company’s equity. Therefore, the Company considered the historic volatility of publicly traded peer companies when determining the volatility factor. The expected life of the options was based on a formula considering the vesting period and term of the options awarded, which is generally seven to ten years.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2017 is as follows:

	For the nine months ended September 30, 2017
		Weighted-average
	Equity Options	Exercise Price
Beginning balance	620,721	$16.50
Granted	455,130	20.00
Forfeited	(98,499)	20.00
Ending balance	977,352	$17.78

The weighted‑average grant date fair value of stock options granted during the nine months ended September 30, 2017 was $7.85. The relevant assumptions for stock options granted during the period are as follows:

$20.00 Strike
Underlying Equity	$20.00
Strike Price	$20.00
Dividend Yield (%)	0.0%
Risk free rate (%)	1.68 - 2.00%
Volatility (%)	46.6 - 46.8%
Expected Term (Years)	4-6

There was no vested stock option activity, or exercise of vested stock options, during the nine months ended September 30, 2017.

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2017 is as follows:

	For the nine months ended September 30, 2017
		Weighted-average
	Restricted Stock	Grant Date Fair Value
Beginning balance	—	$—
Granted	41,117	19.91
Forfeited	(10,757)	20.00
Ending balance	30,360	$19.88

The Company recognized approximately $0.6 million and $0.0 million of compensation expense related to stock options and restricted stock unit awards during the three months ended September 30, 2017 and 2016, respectively. The Company recognized approximately $1.8 million and $0.3 million of compensation expense related to stock options and restricted stock unit awards during the nine months ended September 30, 2017 and 2016, respectively.

Phantom unit awards

The Company’s phantom unit awards were cash settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of Select Class A Common Stock on the date of completion of the IPO, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash‑settlement feature of these awards, the Company considered these awards to be liability awards, which are measured at fair value at each reporting date and the pro rata vested portion of the award is recognized as a liability to the extent that the performance condition is deemed probable. On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of Select Class A Common Stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53, before employer taxes.  The Company recognized compensation expense of $7.8 million during the nine months ended September 30, 2017 related to the settlement of its phantom unit awards. As of September 30, 2017 there are no phantom units outstanding.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

The Company had variable rate debt outstanding which was subject to interest rate risk based on volatility in underlying interest rates. In April 2013, the Company entered into a pay fixed, receive variable interest rate swap, with an aggregate notional amount of $125.0 million, which the Company designated as a cash flow hedge. The derivative contract matured in April 2016. The change in value and amounts reclassified to interest expense during the nine months ended September 30, 2016 were nominal. There was no activity during the nine months ended September 30, 2017.

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations. Changes in the fair value of the Company’s interest rate swap derivative instruments are as follows:

For the Nine Months Ended
Derivatives designated as cash flow hedges	September 30, 2016
(in thousands)
Beginning fair value of interest rate swap derivative instruments	$(7)
Amount of unrealized losses recognized in OCI	(106)
Amount of gains reclassified from AOCI to earnings (effective portion)	113
Net change in fair value of interest rate swap derivative instruments	7
Ending fair value of interest rate swap derivative instruments	$—

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2017 or the year ended December 31, 2016.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at September 30, 2017 and December 31, 2016 due to the short‑term maturity of these instruments. The Company had no outstanding debt as of September 30, 2017 and December 31, 2016. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the GRR Acquisition and Resource Water Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

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

During the three months ended September 30, 2017, sales to related parties were $0.4 million and purchases from related party vendors were $2.1 million. These purchases comprised $0.7 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.8 million relating to rent of certain equipment or other services used in operations, and $0.5 million relating to management, consulting and other services. During the three months ended September 30, 2016, sales to related parties were $0.2 million and purchases from related party vendors were $0.9 million. These purchases comprised $0.4 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, less than $0.1 million relating to rent of certain equipment or other services used in operations, and $0.4 million relating to management, consulting and other services.

During the nine months ended September 30, 2017, sales to related parties were $1.5 million and purchases from related party vendors were $5.0 million. These purchases comprised $1.4 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $1.7 million relating to rent of certain equipment or other services used in operations, and $1.7 million relating to management, consulting and other services. During the nine months ended September 30, 2016, sales to related parties were $0.8 million and purchases from related party vendors were $2.6 million. These purchases comprised $0.6 million relating to purchases of property and equipment,

$0.1 million relating to inventory and consumables, $0.4 million relating to rent of certain equipment or other services used in operations, and $1.5 million relating to management, consulting and other services.

Tax receivable agreements

In connection with the 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco, Crestview Partners II GP, L.P. (“Crestview GP”), and certain affiliates of Predecessor unitholders (collectively, the “TRA Holders”).

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

The second of the Tax Receivable Agreements, which the Company entered into with an affiliate of the Contributing Legacy Owners and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement.

On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements revising the definition of a “change of control” for purposes of the Tax Receivable Agreements and acknowledging that the Merger would not result in such a change of control.

NOTE 13—INCOME TAXES

The Company is subject to U.S. federal and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow‑through entities for U.S. federal income tax purposes, and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, prior to our reorganization in connection with the 144A Offering, the Predecessor only recorded a provision for Texas franchise tax and U.S. federal and state provisions for certain corporate subsidiaries as the Predecessor’s taxable income or loss was includable in the income tax returns of the individual partners and members.  However, for periods following our reorganization in connection with the 144A Offering, Select Energy Services recognizes a tax liability on its allocable share of SES Holdings’ taxable income.

The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 were (12.8)% and 0.1%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2017 and 2016 were (1.6)% and 0.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 differ from the statutory rate of 35% due to net income allocated to noncontrolling interests, state income taxes, other permanent differences between book and tax accounting, and valuation allowances.

The Company recorded income tax expense (benefit) of $(0.3) million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded income tax expense (benefit) of $(0.3) million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

The tax benefits of deferred tax assets are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of deferred tax assets is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of September 30, 2017, management’s assessment as to the realizability of certain deferred tax assets has resulted in the recording of a valuation allowance to reduce deferred tax assets to the amounts that are considered more likely than not to be realized. Management believes there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization or sustainability of those deferred tax assets that do not have a valuation allowance recorded against them.

Separate federal and state income tax returns are filed for Select Energy Services, SES Holdings, and certain consolidated affiliates. The tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. Select Energy Services and SES Holdings are not currently under any income tax audits.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2017 and December 31, 2016, there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

NOTE 14—NONCONTROLLING INTERESTS

The Company has ownership interests in multiple subsidiaries that are consolidated within the Company’s financial statements but are not wholly owned. During the nine months ended September 30, 2017 and 2016, the Company entered into transactions that impacted its ownership interest in certain of these subsidiaries while maintaining control over such subsidiaries. As a result of the Company’s change in ownership interest in these subsidiaries, the Company reduced its noncontrolling interests and recognized an increase in equity related to transactions with holders of noncontrolling interests. The Company reports a noncontrolling interest representing the common units of SES Holdings held by Legacy Owner Holdco. Changes in Select Energy Services’ ownership interest in SES Holdings while it retains its controlling interest are accounted for as equity transactions.

The following table summarizes the effects of changes in noncontrolling interests on equity for the nine months ended September 30, 2017:

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Net loss attributable to Select Energy Services, Inc. and its Predecessor	$(7,164)	$(285,359)
Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of the contribution of proceeds from the IPO to SEC Holdings, LLC in exchange for common units	87,835	—
Increase in additional paid-in capital as a result of the contribution of assets acquired to SES Holdings, LLC in exchange for common units	4,360	—
Increase in contributed capital due to purchase of noncontrolling interest	—	135
Change to equity from net loss attributable to Select Energy Services, Inc. and its Predecessor and transfers from noncontrolling interests	$85,031	$(285,224)

NOTE 15—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 597,749 and 977,352 shares are not included in the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2017 as the effect is antidilutive.

Earnings related to periods prior to the reorganization and 144A Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$2,593	$(35,204)	$(20,177)	$(289,235)
Net loss attributable to Predecessor	—	34,931	—	285,359
Net (income) loss attributable to noncontrolling interests	(1,369)	273	13,013	3,876
Net income (loss) attributable to Select Energy Services, Inc.	$1,224	$—	$(7,164)	$—
Allocation of net income (loss) attributable to:
Class A-1 stockholders	$—		$(2,679)
Class A stockholders	1,224		(4,485)
Class B stockholders	—		—
	$1,224		$(7,164)
Weighted average shares outstanding:
Class A-1-Basic	—		9,671,795
Class A-Basic	30,336,923		16,189,997
Class B-Basic	38,462,541		38,462,541
Net income (loss) per share attributable to common stockholders:
Class A-1-Basic	$—		$(0.28)
Class A-Basic	$0.04		$(0.28)
Class B-Basic	$—		$—
Weighted average shares outstanding:
Class A-1-Diluted	—		9,671,795
Class A-Diluted	30,357,572		16,189,997
Class B-Diluted	38,462,541		38,462,541
Net income (loss) per share attributable to common stockholders:
Class A-1-Diluted	$—		$(0.28)
Class A-Diluted	$0.04		$(0.28)
Class B-Diluted	$—		$—

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

Financial information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, by segment, is as follows:

	For the three months ended September 30, 2017
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$125,142	$9,844	$19,433	$22,260
Accommodations and Rentals	15,974	(304)	2,908	3,541
Wellsite Completion and Construction Services	13,301	(2)	1,079	1,303
Elimination	(537)	—	—	—
Income from operations		9,538
Corporate	—	(7,081)	375	—
Interest expense, net	—	(484)	—	—
Other income, net	—	326	—	—
	$153,880	$2,299	$23,795	$27,104

	For the three months ended September 30, 2016
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$61,082	$(28,278)	$17,690	$4,668
Accommodations and Rentals	5,881	(2,786)	2,644	268
Wellsite Completion and Construction Services	7,156	(1,325)	1,279	95
Elimination	(212)	—	—	—
Loss from operations		(32,389)
Corporate	—	1,123	363	—
Interest expense, net	—	(4,343)	—	—
Other income, net	—	431	—	—
	$73,907	$(35,178)	$21,976	$5,031

	For the nine months ended September 30, 2017
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$311,645	$5,652	$55,623	$57,273
Accommodations and Rentals	39,056	(3,813)	8,367	8,311
Wellsite Completion and Construction Services	38,951	56	3,154	6,598
Elimination	(1,398)	—	—	—
Loss from operations		1,895
Corporate	—	(23,855)	1,312	—
Interest expense, net	—	(1,885)	—	—
Other income, net	—	3,342	—	—
	$388,254	$(20,503)	$68,456	$72,182

	For the nine months ended September 30, 2016
		Income (loss) before	Depreciation and	Capital
	Revenue	taxes	Amortization	Expenditures
	(in thousands)
Water Solutions	$173,294	$(264,416)	$61,574	$28,533
Accommodations and Rentals	19,750	(8,303)	8,197	834
Wellsite Completion and Construction Services	23,098	(3,820)	4,103	215
Elimination	(477)	—	—	—
Loss from operations		(276,539)
Corporate	—	(1,100)	1,644	—
Interest expense, net	—	(11,792)	—	—
Other income, net	—	588	—	—
	$215,665	$(288,843)	$75,518	$29,582

	Total Assets
	As of	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Water Solutions	$448,585	$324,171
Accommodations and Rentals	50,057	38,874
Wellsite Completion and Construction Services	38,827	29,994
Corporate	15,280	12,027
	$552,749	$405,066

NOTE 17—SUBSEQUENT EVENTS

 Completion of the Merger

On November 1, 2017, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among the Company, SES Holdings, Raptor Merger Sub, Inc. (“Corporate Merger Sub”), Raptor Merger Sub, LLC (“LLC Merger Sub”), Rockwater Energy Solutions, Inc. (“Rockwater”) and Rockwater Energy Solutions, LLC (“RES Holdings”). Pursuant to the Merger Agreement, Corporate Merger Sub merged with and into Rockwater, with Rockwater continuing as the surviving entity as a wholly owned subsidiary of the Company (the “Corporate Merger”), and LLC Merger Sub merged with and into RES Holdings, with RES Holdings continuing as the surviving entity as an indirect wholly owned subsidiary of SES Holdings (the “LLC Merger”).

At the effective time of the Corporate Merger (the “Corporate Merger Effective Time”), subject to certain exceptions, (x) each share of Rockwater’s Class A common stock, $0.01 par value per share (“Rockwater Class A Common Stock”), then outstanding was converted into the right to receive a number of shares of Select Class A Common Stock equal to 0.7652 per each such share (the “Exchange Ratio”), (y) each share of Rockwater’s Class A-1 common stock, $0.01 par value per share, then outstanding was converted into the right to receive a number of shares of the Company’s Class A-2 common stock, par value $0.01 per share (“Select Class A-2 Common Stock”), equal to the Exchange Ratio, and (z) each share of Rockwater’s Class B common stock, $0.01 par value per share, then outstanding was converted into the right to receive a number of shares of Select Class B Common Stock equal to the Exchange Ratio. At the effective time of the LLC Merger (the “LLC Merger Effective Time”), subject to certain exceptions, each unit of RES Holdings (each, an “RES Holdings Unit”) then outstanding (including RES Holdings Units held by Rockwater) was converted into the right to receive a number of units in SES Holdings equal to the Exchange Ratio. The original exchange ratio of 0.7777 set forth in the Merger Agreement was adjusted downwards to 0.7652 in accordance with the terms of the Merger Agreement.

Shares of the Company’s common stock outstanding immediately prior to the Corporate Merger Effective Time remain outstanding and have not been exchanged, converted or otherwise changed in the Corporate Merger. Based on the number of shares of Rockwater common stock issued and outstanding immediately prior to the Corporate Merger Effective Time, a total of approximately 25.9 million shares of Select Class A Common Stock, 6.7 million shares of Select Class A-2 Common Stock and 4.4 million shares of Select Class B Common Stock (excluding the issuance of equity awards, which are described in the following paragraph), were issued to the former holders of Rockwater common stock pursuant to the Merger Agreement. In the aggregate (including the issuance of equity awards), the Company issued approximately 37.3 million shares of common stock. Units in SES Holdings outstanding immediately prior to the LLC Merger Effective Time remain outstanding and have not been exchanged, converted or otherwise changed in the LLC Merger. Based on the number of RES Holdings Units issued and outstanding immediately prior to the LLC Merger Effective Time, a total of approximately 37.3 million units in SES Holdings were issued to the former holders of RES Holdings Units pursuant to the Merger Agreement.

At the Corporate Merger Effective Time, each outstanding option to purchase shares of Rockwater Class A Common Stock (each, a “Rockwater Stock Option”) was converted into an option to acquire, on the same terms and conditions as were applicable to such Rockwater Stock Option immediately prior to the Corporate Merger Effective Time, the number of shares of Select Class A Common Stock determined by multiplying the number of shares of Rockwater Class A Common Stock subject to such Rockwater Stock Option as of immediately prior to the Corporate Merger Effective Time by the Exchange Ratio, at an exercise price per share of Select Class A Common Stock equal to the exercise price per share of Rockwater Class A Common Stock under such Rockwater Stock Option divided by the Exchange Ratio (such conversions, collectively, the “Option Conversion”). Additionally, at the Corporate Merger Effective Time, each share of restricted Rockwater Class A Common Stock (each, a “Rockwater Restricted Stock Award”) that was outstanding immediately prior to the Corporate Merger Effective Time ceased to represent Rockwater Class A Common Stock and was converted into a new award of restricted shares, subject to the same terms and conditions as were applicable to such Rockwater Restricted Stock Award prior to the Corporate Merger Effective Time, equal to the number of shares of Select Class A Common Stock determined by multiplying the number of shares of Rockwater Class A Common Stock subject to such Rockwater Restricted Stock Award as of immediately prior to the Corporate Merger Effective Time by the Exchange Ratio (such conversions, collectively, the “Restricted Stock Conversion”). Subject to certain New York Stock Exchange (“NYSE”) restrictions, the shares available under the Rockwater Equity Plan as of the Corporate Merger Effective Time (as appropriately adjusted to reflect the Exchange Ratio) may be used for post-transaction grants under the 2016 Plan. The Option Conversion, Restricted Stock Conversion and assumption of shares available under the Rockwater Equity Plan described in the preceding sentences are collectively referred to as the “Equity Award Actions.” The Equity Plan Amendment, which was previously adopted to effectuate the Equity Award Actions, became effective on November 1, 2017 at the Corporate Merger Effective Time.

New Credit Agreement

On November 1, 2017, in connection with the closing of the transactions contemplated by the Merger Agreement (the “Closing”), SES Holdings and Select LLC (the “Borrower”) entered into a $300.0 million senior secured revolving credit facility (the “New Credit Agreement”), by and among SES Holdings, as parent, the Borrower, certain of

SES Holdings’s subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”).  The New Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans.  Subject to obtaining commitments from existing or new lenders, the Company has the option to increase the maximum amount under the senior secured credit facility by $150.0 million during the first three years following the Closing.

The New Credit Agreement permits extensions of credit up to the lesser of $300.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Billed Receivables (as defined in the New Credit Agreement), plus (ii) 75% of Eligible Unbilled Receivables (as defined in the New Credit Agreement), provided that this amount will not equal more than 35% of the borrowing base, plus (iii) the lesser of (A) the product of 70% multiplied by the value of Eligible Inventory (as defined in the New Credit Agreement) at such time and (B) the product of 85% multiplied by the Net Recovery Percentage (as defined in the New Credit Agreement) identified in the most recent Acceptable Appraisal of Inventory (as defined in the New Credit Agreement), multiplied by the value of Eligible Inventory at such time, provided that this amount will not equal more than 30% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the New Credit Agreement), if any, established by the Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the New Credit Agreement). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by the Borrower to the Administrative Agent.

Borrowings under the New Credit Agreement bear interest, at the Borrower’s election, at either the (a) one-, two-, three- or six-month LIBOR (“Eurocurrency Rate”) or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month Eurocurrency Rate plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Eurocurrency Rate loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Borrower’s average excess availability under the New Credit Agreement. The applicable margin for Eurocurrency Rate loans will be 1.75% and the applicable margin for Base Rate loans will be 0.75% until June 30, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the New Credit Agreement will bear interest at 2.00% plus the otherwise applicable interest rate. The New Credit Agreement is scheduled to mature on the fifth anniversary of the Closing.

The obligations under the New Credit Agreement are guaranteed by SES Holdings and certain of the subsidiaries of SES Holdings and the Borrower and secured by a security interest in substantially all of the personal property assets of SES Holdings, the Borrower and their domestic subsidiaries.

The New Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the New Credit Agreement to be immediately due and payable.

In addition, the New Credit Agreement restricts SES Holdings’s and the Borrower’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the New Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’s fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the New Credit Agreement generally permits the Borrower to make distributions required under its existing tax receivable agreements.

The New Credit Agreement also requires SES Holdings to maintain a fixed charge coverage ratio of at least 1.0 to [1.0] at any time availability under the New Credit Agreement is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the New Credit Agreement has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days.

Certain lenders party to the New Credit Agreement and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Company and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Company’s securities and/or instruments.

Termination of Credit Facility

In connection with the entry into the New Credit Agreement, the obligations of SES Holdings and the Borrower under the Credit Facility were repaid in full and the Credit Facility was terminated.

Certain lenders party to the Credit Facility and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Company and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Company’s securities and/or instruments.

In addition, certain lenders party to the Credit Facility are lenders under the New Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements included in the Final Prospectus. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements.”

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

•

Water Solutions. Our Water Solutions segment is operated primarily under our subsidiary Select LLC, and provides water-related services to customers that include major integrated oil companies and independent oil and natural gas producers. These services include: the sourcing of water; the transfer of the water to the wellsite through permanent pipeline infrastructure and temporary pipe; the containment of fluids off-and on-location; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling of flowback and produced formation water; and the transportation and recycling or disposal of drilling, completion and production fluids.

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

While we have some long-term pricing arrangements, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

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

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $54.8 million and $34.4 million for the three months ended September 30, 2017 and 2016, respectively. We incurred labor costs of $155.5 million and $104.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our labor costs for the nine months ended September 30, 2017 included $12.5 million of non-recurring costs related to a payout on our phantom equity units and IPO success bonuses. The majority of our recurring labor costs are variable and are incurred only while we are providing water and water-related services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. We also incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $36.0 million and $26.2 million for the three months ended September 30, 2017 and 2016, respectively. We incurred equipment costs of $98.4 million and $84.5 million for  the nine months ended September 30, 2017 and 2016, respectively. Our depreciation costs are expected to decline over the next few years as a result of recent impairments as well as the decline in our capital expenditures over the last three years, which will be partially offset by any future capital expenditures on depreciable assets.

Fuel costs associated with water transportation are a significant operating cost. We incurred fuel costs of $8.2 million and $4.6 million for the three months ended September 30, 2017 and 2016, respectively. We incurred fuel costs of $21.4 million and $12.1 million for the nine months ended September 30, 2017 and 2016, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services, and have an impact on our results of operations.

We incur water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred water sourcing costs of $9.7 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively. We incurred water sourcing costs of $23.8 million and $14.1 million for the nine months ended September 30, 2017 and 2016 respectively.

Public Company Expenses

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with the Sarbanes‑Oxley Act of 2002; expenses associated with maintaining our listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will increase in future periods. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

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

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$125,086	$60,975	$64,111	105.1%
Accommodations and rentals	15,615	5,838	9,777	167.5%
Wellsite completion and construction services	13,179	7,094	6,085	85.8%
Total revenue	153,880	73,907	79,973	108.2%

Costs of revenue
Water solutions	88,087	49,996	38,091	76.2%
Accommodations and rentals	11,976	4,969	7,007	141.0%
Wellsite completion and construction services	10,888	6,299	4,589	72.9%
Depreciation and amortization	23,420	21,613	1,807	8.4%
Total costs of revenue	134,371	82,877	51,494	62.1%
Gross profit (loss)	19,509	(8,970)	28,479	NM

Operating expenses
Selling, general and administrative	16,087	8,764	7,323	83.6%
Depreciation and amortization	375	363	12	3.3%
Lease abandonment costs	590	13,169	(12,579)	(95.5)%
Total operating expenses	17,052	22,296	(5,244)	(23.5)%
Income (loss) from operations	2,457	(31,266)	33,723	NM

Other income (expense)
Interest expense, net	(484)	(4,343)	3,859	(88.9)%
Other income, net	326	431	(105)	(24.4)%
Income (loss) before tax expense	2,299	(35,178)	37,477	NM
Tax benefit (expense)	294	(26)	320	NM
Net income (loss)	$2,593	$(35,204)	$37,797	NM

Revenue

Our revenue increased $80.0 million, or 108.2%, to $153.9 million for the three months ended September 30, 2017 compared to $73.9 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $64.1 million. For the three months ended September 30, 2017, our Water Solutions, Accommodations and Rentals, and Wellsite Completion and Construction Services segments constituted 81.3%, 10.1% and 8.6% of our total revenue, respectively, compared to 82.5%, 7.9%, and 9.6%, respectively, for the three months ended September 30, 2016. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $64.1 million, or 105.1%, to $125.1 million for the three months ended September 30, 2017 compared to $61.0 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in the demand for our services as a result of a rise in completion activities and an increase in average quarterly rig count of 97.4% during the third quarter of 2017 compared to the third quarter of 2016. Additionally, the GRR Acquisition, which closed March 10, 2017, contributed $10.4 million of revenue for the three months ended September 30, 2017.

Accommodations and Rentals.   Revenue increased $9.8 million, or 167.5%, to $15.6 million for the three months ended September 30, 2017 compared to $5.8 million for the three months ended September 30, 2016. The revenue increase was primarily attributable to a rise in completion activities and an increase in our customers’ quarterly rig count, which led to higher demand for equipment rentals as well as an increase in pricing for such rentals and other related services.

Wellsite Completion and Construction Services. Revenue increased $6.1 million, or 85.8%, to $13.2 million for the three months ended September 30, 2017 compared to $7.1 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in field services revenues of $5.1 million in our Rockies and Permian regions and increases in crane services revenues of $1.9 million, offset by $0.9 million due to the closure of our South Texas field services at the end of 2016. These increases were driven by the addition of the Permian region in 2017 and by increased demand for these services resulting from several new customers resuming completion activities during 2017.

Costs of Revenue

Cost of revenue increased $51.5 million, or 62.1%, to $134.4 million for the three months ended September 30, 2017 compared to $82.9 million for the three months ended September 30, 2016. The increase was largely attributable to higher salaries and wages due to an increase in employee headcount, and increased outside services, rentals and materials expense as a result of increased demand for our services resulting from the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $38.1 million, or 76.2%, to $88.1 million for the three months ended September 30, 2017 compared to $50.0 million for the three months ended September 30, 2016. The increase was partly attributable to an increase in salaries and wages of $14.7 million resulting from a 48% increase in average headcount during the three months ended September 30, 2017 as compared to the prior year period. The increase in cost of revenue was also attributable to an increase in contract labor expense of $7.6 million, materials and supplies expense of $6.8 million, equipment rental and maintenance expense of $4.7 million, bulk and retail fuel expense of $2.9 million and allocated insurance costs of $0.4 million, offset by a decrease in allocated facility costs of $0.4 million. The increase in fuel and maintenance related expenses were largely attributable to a 28.1% increase in the average number of trucks and tractors in our fleet.

Accommodations and Rentals.  Cost of revenue increased $7.0 million, or 141.0%, to $12.0 million for the three months ended September 30, 2017 compared to $5.0 million for the three months ended September 30, 2016. The increase was partially attributable to an increase in salaries and wages of $1.9 million resulting from an 85% increase in average headcount during the three months ended September 30, 2017 as compared to the prior year period. This increase in labor workforce also resulted in a $1.1 million increase of certain labor support costs including fuel and repair and maintenance expenses. The cost of revenue increase was also partly attributable to increases in outside services, equipment rentals and variable supplies expense totaling $3.7 million resulting from increased demand for services.

Wellsite Completion and Construction Services.  Cost of revenue increased $4.6 million, or 72.9%, to $10.9 million for the three months ended September 30, 2017 compared to $6.3 million for the three months ended September 30, 2016. The increase was primarily attributable to increased direct labor costs of $1.7 million, contract labor expense of $2.2 million and rental expense of $0.7 million.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 8.4%, to $23.4 million for the three months ended September 30, 2017 compared to $21.6 million for the three months ended September 30, 2016. The increase was primarily attributable to the depreciation recognized in the three months ended September 30, 2017 related to recently acquired assets from the GRR Acquisition, the DAWS Acquisition and the TEX Acquisition.

Gross Profit (Loss)

Gross profit (loss) improved by $28.5 million, to a gross profit of $19.5 million for the three months ended September 30, 2017 compared to a gross loss of $9.0 million for the three months ended September 30, 2016 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $7.3 million, or 83.6%, to $16.1 million for  the three months ended September 30, 2017 compared to $8.8 million for the three months ended September 30, 2016 was primarily due to an increase in administrative labor costs of $1.5 million, primarily related to our new status as a public company and an increase in legal and professional fees of $4.9 million during the three months ended September 30, 2017 as compared to the prior year period, largely related to the Merger, offset by lower corporate office rent of less than $0.1 million.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities primarily in 2016, during the three months ended September 30, 2017, we recorded $0.6 million of lease abandonment costs related to certain facilities that were no longer in use. During the three months ended September 30, 2016, we recorded $13.2 million of lease abandonment costs related to certain facilities that were no longer in use.

Interest Expense

The decrease in interest expense of $3.9 million, or 88.9% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to the completion of the 144A Offering on December 20, 2016 and the completion of the IPO on April 26, 2017. We used a portion of the net proceeds from the 144A Offering to repay all outstanding borrowings and a portion of the net proceeds from the IPO to repay all of our subsequent outstanding indebtedness related to the GRR Acquisition.

Net Loss

Net income (loss) improved by $37.8 million to a net income of $2.6 million for the three months ended September 30, 2017 compared to a net loss of $35.2 million for the three months ended September 30, 2016 as a result of the factors described above.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$311,275	$173,157	$138,118	79.8%
Accommodations and rentals	38,457	19,585	18,872	96.4%
Wellsite completion and construction services	38,522	22,923	15,599	68.0%
Total revenue	388,254	215,665	172,589	80.0%

Costs of revenue
Water solutions	226,737	144,653	82,084	56.7%
Accommodations and rentals	30,697	15,527	15,170	97.7%
Wellsite completion and construction services	32,155	19,817	12,338	62.3%
Depreciation and amortization	67,144	73,874	(6,730)	(9.1)%
Total costs of revenue	356,733	253,871	102,862	40.5%
Gross profit (loss)	31,521	(38,206)	69,727	NM

Operating expenses
Selling, general and administrative	49,298	25,928	23,370	90.1%
Depreciation and amortization	1,312	1,644	(332)	(20.2)%
Impairment of goodwill and other intangible assets	—	138,666	(138,666)	(100.0)%
Impairment of property and equipment	—	60,026	(60,026)	(100.0)%
Lease abandonment costs	2,871	13,169	(10,298)	(78.2)%
Total operating expenses	53,481	239,433	(185,952)	(77.7)%
Loss from operations	(21,960)	(277,639)	255,679	(92.1)%

Other income (expense)
Interest expense, net	(1,885)	(11,792)	9,907	(84.0)%
Other income, net	3,342	588	2,754	468.4%
Loss before tax expense	(20,503)	(288,843)	268,340	(92.9)%
Tax benefit (expense)	326	(392)	718	NM
Net loss	$(20,177)	$(289,235)	$269,058	(93.0)%

Revenue

Our revenue increased $172.6 million, or 80.0%, to $388.3 million for the nine months ended September 30, 2017 compared to $215.7 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $138.1 million. For the nine months ended September 30, 2017, our Water Solutions, Accommodations and Rentals, and Wellsite Completion and Construction Services segments constituted 80.2%, 9.9% and 9.9% of our total revenue, respectively, compared to 80.3%, 9.1%, and 10.6%, respectively, for the nine months ended September 30, 2016. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $138.1 million, or 79.8%, to $311.3 million for the nine months ended September 30, 2017 compared to $173.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in the demand for our services as a result of a rise in completion activities and an increase in average quarterly rig count of 77.2% during the nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Additionally, the GRR Acquisition, which closed on March 10, 2017, contributed $21.5 million of revenue for the nine months ended September 30, 2017.

Accommodations and Rentals.   Revenue increased $18.9 million, or 96.4%, to $38.5 million for the nine months ended September 30, 2017 compared to $19.6 million for the nine months ended September 30, 2016. The revenue increase was primarily attributable to a rise in completion activities and an increase in our customers’ quarterly rig count, which led to higher demand for equipment rentals.

Wellsite Completion and Construction Services. Revenue increased $15.6 million, or 68.0%, to $38.5 million for the nine months ended September 30, 2017 compared to $22.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in field services revenues of $12.9 million in our Rockies and Permian regions, increases in construction services revenue of $2.3 million in our South Texas region and increases in crane services revenues of $3.8 million, offset by $3.1 million due to the closure of our South Texas field services at the end of 2016. These increases were driven by the addition of the Permian region in 2017 and by the increased demand for these services resulting from several new customers resuming completion activities during 2017.

Costs of Revenue

Cost of revenue increased $102.9 million, or 40.5%, to $356.7 million for the nine months ended September 30, 2017 compared to $253.9 million for the nine months ended September 30, 2016. The increase was largely attributable to higher salaries and wages due to an increase in employee headcount, and increased outside services, rentals and materials as a result of increased demand for ours services resulting from the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $82.1 million, or 56.7%, to $226.7 million for the nine months ended September 30, 2017 compared to $144.7 million for the nine months ended September 30, 2016. The increase was partly attributable to an increase in salaries and wages of $28.0 million as a result of a 28% increase in average headcount during the nine months ended September 30, 2017 as compared to the prior year period. The increase was also attributable to an increase in materials and supplies expense of $17.0 million, contract labor expense of $16.1 million, equipment rental and maintenance expense of $11.3 million and bulk and retail fuel expense of $7.3 million, offset by a decrease in allocated facility costs of $3.3 million.

Accommodations and Rentals.  Cost of revenue increased $15.2 million, or 97.7%, to $30.7 million for the nine months ended September 30, 2017 compared to $15.5 million for the nine months ended September 30, 2016. The increase was partially attributable to an increase in salaries and wages of $3.8 million resulting from a 45% increase in average headcount during the nine months ended September 30, 2017 as compared to the prior year period. This increase in labor workforce also resulted in a $2.8 million increase of certain labor support costs including fuel and repair and maintenance expenses. The cost of revenue increase was also partly attributable to increases in outside services, equipment rentals and variable supplies expense totaling $8.1 million resulting from increased demand for services.

Wellsite Completion and Construction Services.  Cost of revenue increased $12.3 million, or 62.3%, to $32.2 million for the nine months ended September 30, 2017 compared to $19.8 million for the nine months ended September 30, 2016. The increase was primarily attributable to expansion into the Permian region in 2017 and new customer wins which led to higher direct and contract labor expenses of $8.0 million. To support this increased labor expense, increases in fuel and repair and maintenance costs of $1.2 million were incurred. This cost of revenue increase was also partially attributable to increases in equipment rental costs of $2.2 million and supplies and materials expense of $0.9 million needed to support customer demand.

Depreciation and Amortization. Depreciation and amortization expense decreased $6.7 million, or 9.1%, to $67.1 million for the nine months ended September 30, 2017 compared to $73.9 million for the nine months ended September 30, 2016. The decrease was primarily attributable to assets becoming fully depreciated or being impaired during the first half of 2016.

Gross Profit (Loss)

Gross profit (loss) improved by $69.7 million, to a gross profit of $31.5 million for the nine months ended September 30, 2017 compared to gross loss of $38.2 million for the nine months ended September 30, 2016 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses of $23.4 million, or 90.1%, to $49.3 million for the nine months ended September 30, 2017 compared to $25.9 million for the nine months ended September 30, 2016 was primarily due to a payout on our phantom equity units and IPO success bonuses of $12.5 million, including associated taxes, an increase in administrative labor costs of $2.7 million, primarily related to our new status as a public company, and an increase in legal and professional fees of $6.4 million, primarily related to the Merger, GRR Acquisition and other deal costs, during the nine months ended September 30, 2017 as compared to the prior year period offset by lower corporate office rent of $0.6 million.

Impairment

        There were no impairment losses recorded during the nine months ended September 30, 2017. Due to significant reductions in oil and gas prices and rig counts during early 2016, we determined there were triggering events requiring an assessment of the recoverability of goodwill. This assessment resulted in our recognition in our consolidated statements of operations for the nine months ended September 30, 2016 of an impairment loss of $137.6 million related to goodwill and $60.0 million related to long-lived assets in our Water Solutions segment, $1.0 million related to goodwill and less than $0.1 million related to other intangible assets in our Accommodations and Rentals segment.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $2.9 million of lease abandonment costs during the nine months ended September 30, 2017. We recorded $13.2 million of lease abandonment costs during the nine months ended September 30, 2016.

Interest Expense

The decrease in interest expense of $9.9 million, or 84.0%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to the completion of the 144A Offering on December 20, 2016 and the completion of the IPO on April 26, 2017. We used a portion of the net proceeds from the 144A Offering to repay all outstanding borrowings and a portion of the net proceeds from the IPO to repay all of our subsequent outstanding indebtedness related to GRR Acquisition.

Net Loss

Net loss decreased by $269.1 million, or 93.0%, to $20.2 million for the nine months ended September 30, 2017 compared to $289.2 million for the nine months ended September 30, 2016 largely as a result of the impairment losses and other factors described above.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net income (loss)	$2,593	$(35,204)	$(20,177)	$(289,235)
Interest expense	484	4,343	1,885	11,792
Depreciation and amortization	23,795	21,976	68,456	75,518
Tax (benefit) expense	(294)	26	(326)	392
EBITDA	26,578	(8,859)	49,838	(201,533)
Impairment	—	—	—	198,692
Lease abandonment costs	590	13,169	2,871	13,169
Non-recurring severance costs	—	147	122	689
Non-recurring deal costs	4,382	20	5,462	(236)
Non-cash incentive compensation	549	(1)	1,781	(488)
Non-cash loss on sale of subsidiaries and other assets	268	(491)	775	(29)
Non-recurring phantom equity and IPO-related compensation	—	—	12,537	—
Adjusted EBITDA	$32,367	$3,985	$73,386	$10,264

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

On April 26, 2017, we completed the IPO for net proceeds of approximately $111.4 million, net of underwriting discounts and commissions and estimated offering expenses. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay borrowings incurred under our Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, for the cash settlement of outstanding phantom unit awards at SES Holdings and for 2017 budgeted capital expenditures. On May 10, 2017, we received approximately $17.1 million, net of underwriting discounts and commissions and estimated offering expenses, from the exercise in full by the underwriters of our IPO of their option to purchase additional shares of our Select Class A Common Stock. We used the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding 2017 budgeted capital expenditures.

At September 30, 2017, cash and cash equivalents totaled $42.4 million. In addition to cash and cash equivalents, we had approximately $85.9 million of available borrowing capacity under our Credit Facility as of September 30, 2017.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2017	2016
	(In thousands)
Net cash (used in) provided by operating activities	$(4,249)	$8,078	$(12,327)
Net cash used in investing activities	(121,535)	(20,372)	(101,163)
Net cash provided by financing activities	128,136	2,730	125,406
Net increase (decrease) in cash	$2,352	$(9,564)

Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2017 and 2016

Operating Activities. Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2016. The $12.3 million decrease in net cash provided by operating activities was primarily attributable to increases in accounts receivable and working capital during the nine months ended September 30, 2017 in response to growth in revenues driven by recovering demand for our services as compared to the prior year period.

Investing Activities. Net cash used in investing activities was $121.5 million for the nine months ended September 30, 2017, compared to $20.4 million for the nine months ended September 30, 2016. The $101.2 million increase in net cash used in investing activities was primarily due to net cash used for acquisitions of $62.2 million and by higher capital expenditures during the nine months ended September 30, 2017 of $37.4 million as compared to the nine months ended September 30, 2016.

Financing Activities. Net cash provided by financing activities was $128.1 million for the nine months ended September 30, 2017, compared to cash provided by financing activities of $2.7 million for the nine months ended September 30, 2016. The $125.4 million increase in net cash provided by financing activities was primarily due to $128.5 million in net proceeds received from the issuance of shares in the IPO, including exercise of the over-allotment option.

Credit Facility

On May 3, 2011, we entered into our Credit Facility, which was amended most recently on June 13, 2017. As of September 30, 2017, the total commitment under our Credit Facility was $100.0 million in the form of a revolver. As of September 30, 2017, we had no drawn borrowings under this bank facility. However, our available borrowings are reduced by letters of credit of $14.1 million. The revolver also has a sublimit of $20.0 million for letters of credit and a sublimit of $5.0 million for swing-line loans. The most recent amendment of our Credit Facility was to remove the requirement that businesses or assets acquired by us meet a positive EBITDA test (the “Positive EBITDA Test”) in order to be a Permitted Acquisition (as defined in and under the Credit Facility), as well as to waive any defaults resulting from the DAWS Acquisition not being in compliance with the Positive EBITDA Test.

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

Our scheduled maturity date is February 28, 2020 and the per annum interest rate on our loans is LIBOR plus an applicable margin that ranges between 3.00% and 4.50%, based on our Leverage Ratio. Our capacity to make capital expenditures is $35 million for the fiscal year ending December 31, 2017 and for each year thereafter is the greater of (i) $35 million or (ii) 50% of our EBITDA for the prior twelve months; but this restriction is not applicable for any quarter if our Leverage Ratio as of the end of the preceding fiscal quarter was less than 3.00 to 1.0. Our Leverage Ratio was less than 3.00 to 1.0 as of September 30, 2017. In addition, our Credit Facility contains an anti-cash hoarding provision that restricts us from making any borrowing, if after giving effect to such borrowing, we would have in excess of $20 million in cash and cash equivalents at the end of the week such borrowing is made.

As of September 30, 2017, we were in compliance with all restrictive covenants under our Credit Facility.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Facility and operating leases. Refer to Note 7—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of September 30, 2017.

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

Interest Rate Risk

At September 30, 2017, we had no outstanding debt under our Credit Facility. Interest is calculated under the terms of our Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming our indebtedness remained constant throughout the period, there would not be an impact on interest expense as a result of a 1% increase or decrease in the interest rate on this amount of debt for the nine months ended September 30, 2017. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger may not be beneficial to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 15, 2017, we issued 156,909 shares of Select Class A Common Stock, valued at $15.17 per share, to Resource Water Transfer, L.P. as partial consideration for the Resource Water Acquisition. This issuance of Select Class A Common Stock did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.

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

3.1

Third Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed on November 2, 2017 (Registration No. 333-221282)).

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

10.1

Waiver and Amendment No. 16 to Amended and Restated Revolving Credit Agreement, dated June 13, 2017 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed on June 16, 2017).

10.2

Credit Agreement. dated November 1, 2017, by and among Select Energy Services, LLC, SES Holdings, LLC, Wells Fargo Bank, N.A., as administrative agent, and the lenders named therein (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed November 2, 2017).

10.3

First Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017).

10.4

Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017).

10.5

Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.4 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017).

10.6

Letter Agreement, dated as of September 19, 2017, by and among Select Energy Services, Inc., SES Holdings, LLC, Raptor Merger Sub, Inc., Raptor Merger Sub, LLC, Rockwater Energy Solutions, Inc. and Rockwater Energy Solutions, LLC (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed on September 20, 2017).

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

SELECT ENERGY SERVICES, INC.

Date: November 13, 2017	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Gary Gillette
Gary Gillette
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)