Form 10-Q
period 2018-03-31
Select Energy Services, Inc.
filed 2018-05-11
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001‑38066

SELECT ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑4561945
(State of incorporation)	(IRS Employer Identification Number)

515 Post Oak Boulevard, Suite 200 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

(713)  235‑9500

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

As of May 7, 2018, the registrant had 66,254,863 shares of Class A common stock and 40,331,989 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K and under the heading “Item 1A. Risk Factors” in this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ultimate outcome and results of integrating our operations with the operations of Rockwater (as defined herein);
•	the effects of our business combination with Rockwater, including the combined company’s future financial condition, results of operations, strategy and plans;
•	potential adverse reactions or changes to business relationships resulting from the completion of the Rockwater Merger (as defined herein);
•	expected benefits from the Rockwater Merger and the ability of the combined company to realize those benefits;
•	the level of capital spending by U.S. and Canadian oil and gas companies;
•	trends and volatility in oil and gas prices;
•	demand for our services;
•	regional impacts to our business, including our key infrastructure assets within the Bakken;
•	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
•	our safety performance;
•

the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water and various environmental matters;

•	our ability to retain key management and employees;

•	the impacts of competition on our operations;
•	our ability to hire and retain skilled labor;
•	delays or restrictions in obtaining permits by us or our customers;
•	constraints in supply or availability of equipment used in our business;
•	the impacts of advancements in drilling and well service technologies;
•	changes in global political or economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
•

the other risks identified in our most recent Annual Report on Form 10-K, and under the headings “Item 1A. Risk Factors,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under “Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Item 1A. Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,117	$2,774
Accounts receivable trade, net of allowance for doubtful accounts of $3,341 and $2,979, respectively	407,046	373,633
Accounts receivable, related parties	7,206	7,669
Inventories	44,501	44,598
Prepaid expenses and other current assets	20,295	17,842
Total current assets	485,165	446,516
Property and equipment	1,051,970	1,034,995
Accumulated depreciation	(578,220)	(560,886)
Property and equipment, net	473,750	474,109
Goodwill	275,795	273,421
Other intangible assets, net	152,215	156,066
Other assets	4,084	6,256
Total assets	$1,391,009	$1,356,368
Liabilities and Equity
Current liabilities
Accounts payable	$62,415	$52,579
Accounts payable and accrued expenses, related parties	2,600	2,772
Accrued salaries and benefits	20,222	21,324
Accrued insurance	11,928	12,510
Sales tax payable	12,570	12,931
Accrued expenses and other current liabilities	91,400	81,112
Current portion of capital lease obligations	1,706	1,965
Total current liabilities	202,841	185,193
Accrued lease obligations	18,321	18,979
Other long term liabilities	13,577	13,827
Long-term debt	75,000	75,000
Total liabilities	309,739	292,999
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 66,258,163 shares issued and outstanding as of March 31, 2018; 350,000,000 shares authorized and 59,182,176 shares issued and outstanding as of December 31, 2017	662	592
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018; 40,000,000 shares authorized, 6,731,845 shares issued and outstanding as of December 31, 2017	—	67
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 40,331,989 shares issued and outstanding as of March 31, 2018; 150,000,000 shares authorized and 40,331,989 shares issued and outstanding as of December 31, 2017	404	404
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	675,895	673,141
Accumulated deficit	(7,760)	(17,859)
Accumulated other comprehensive income	43	302
Total stockholders’ equity	669,244	656,647
Noncontrolling interests	412,026	406,722
Total equity	1,081,270	1,063,369
Total liabilities and equity	$1,391,009	$1,356,368

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Water solutions and related services	$281,555	$78,377
Accommodations and rentals	14,744	9,515
Wellsite completion and construction services	16,466	12,033
Oilfield chemical product sales	63,630	—
Total revenue	376,395	99,925
Costs of revenue
Water solutions and related services	215,425	60,621
Accommodations and rentals	10,665	7,923
Wellsite completion and construction services	14,390	10,419
Oilfield chemical product sales	57,084	—
Depreciation and amortization	30,882	21,204
Total costs of revenue	328,446	100,167
Gross profit (loss)	47,949	(242)
Operating expenses
Selling, general and administrative	25,681	9,957
Depreciation and amortization	541	446
Impairment of investment	2,000	—
Lease abandonment costs	1,124	1,863
Total operating expenses	29,346	12,266
Income (loss) from operations	18,603	(12,508)
Other income (expense)
Interest expense, net	(1,151)	(730)
Foreign currency losses, net	(400)	—
Other (expense) income, net	(458)	1,064
Income (loss) before tax expense	16,594	(12,174)
Tax expense	(462)	(106)
Net income (loss)	16,132	(12,280)
Less: net (income) loss attributable to noncontrolling interests	(6,033)	8,108
Net income (loss) attributable to Select Energy Services, Inc.	$10,099	$(4,172)

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Basic	$0.15	$(0.21)
Class A-1—Basic	$—	$(0.21)
Class A-2—Basic	$0.15	$—
Class B—Basic	$—	$—

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.15	$(0.21)
Class A-1—Diluted	$—	$(0.21)
Class A-2—Diluted	$0.15	$—
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$16,132	$(12,280)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $0	(259)	—
Net change in unrealized loss	(259)	—
Comprehensive income (loss)	15,873	(12,280)
Less: comprehensive (income) loss attributable to noncontrolling interests	(5,936)	8,108
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$9,937	$(4,172)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,542	—	—	1,542	939	2,481
Issuance of restricted shares	331,389	3	—	—	—	—	—	—	1,421	—	—	1,424	(1,424)	—
Exercise of restricted stock units	27,235	—	—	—	—	—	—	—	2	—	—	2	(2)	—
Stock options exercised	19,398	—	—	—	—	—	—	—	81	—	—	81	49	130
Repurchase of common stock	(15,234)	—	(6)	—	—	—	—	—	(222)	—	—	(222)	(42)	(264)
Restricted shares forfeited	(18,640)	—	—	—	—	—	—	—	(70)	—	—	(70)	70	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(161)	(161)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(259)	(259)	(158)	(417)
Net income	—	—	—	—	—	—	—	—	—	10,099	—	10,099	6,033	16,132
Balance as of March 31, 2018	66,258,163	$662	—	$—	40,331,989	$404	—	$—	$675,895	$(7,760)	$43	$669,244	$412,026	$1,081,270

	Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-1		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Common		Preferred	Paid-In	Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	Equity	Interests	Total
Balance as of December 31, 2016	3,802,972	$38	16,100,000	$161	—	$—	38,462,541	$385	—	$—	$113,175	$(1,043)	$—	$112,716	$221,992	$334,708
Issuance of shares for acquisition	274,998	3	—	—	—	—	—	—	—	—	2,495	—	—	2,498	3,002	5,500
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	221	—	—	221	422	643
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,172)	—	(4,172)	(8,108)	(12,280)
Balance as of March 31, 2017	4,077,970	$41	16,100,000	$161	—	$—	38,462,541	$385	—	$—	$115,891	$(5,215)	$—	$111,263	$217,308	$328,571

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$16,132	$(12,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	31,423	21,650
Loss (gain) on disposal of property and equipment	554	(1,105)
Bad debt expense	485	334
Amortization of debt issuance costs	172	309
Equity-based compensation	2,481	643
Impairment of investment	2,000	—
Other operating items, net	117	—
Changes in operating assets and liabilities
Accounts receivable	(33,691)	(21,157)
Prepaid expenses and other assets	(1,017)	1,337
Accounts payable and accrued liabilities	16,549	2,333
Net cash provided by (used in) operating activities	35,205	(7,936)
Cash flows from investing activities
Acquisitions, net of cash received	—	(49,004)
Purchase of property and equipment	(32,612)	(10,806)
Proceeds received from sale of property and equipment	1,609	1,753
Net cash used in investing activities	(31,003)	(58,057)
Cash flows from financing activities
Proceeds from revolving line of credit and issuance of long-term debt	—	34,000
Payments of capital lease obligations	(511)	—
Proceeds from share issuance	130	—
Distributions to noncontrolling interests	(161)	—
Share repurchases	(264)	—
Net cash (used in) provided by financing activities	(806)	34,000
Effect of exchange rate changes on cash	(53)	—
Net increase (decrease) in cash and cash equivalents	3,343	(31,993)
Cash and cash equivalents, beginning of period	2,774	40,041
Cash and cash equivalents, end of period	$6,117	$8,048
Supplemental cash flow disclosure:
Cash paid for interest	$991	$427
Cash paid for taxes	$344	$12
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$9,632	$4,766

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business:  Select Energy Services, Inc. (‘we,” “Select Inc.” or “the Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of a membership interest in SES Holdings, LLC (“SES Holdings”).

On November 1, 2017, the Company completed the transactions in which subsidiaries of Select Inc. and SES Holdings merged with Rockwater Energy Solutions, Inc. (“Rockwater”) and Rockwater Energy Solutions, LLC (“Rockwater LLC”), respectively, in a stock-for-stock or unit-for-unit transaction (the “Rockwater Merger”). See Note 3—Acquisitions for further discussion.

We are a leading provider of total water management and chemical solutions to the oil and gas industry in the United States and Western Canada. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion and in most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac fluid systems and production chemicals used to enhance performance over the life of a well. Furthermore, we develop and manufacture chemicals required by oil and gas companies to maintain and enhance oil and gas production over the life of a typical well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand hauling and fluids logistic services. In addition, we provide water transfer, fluids hauling, containment and rental services in Canada.

Reorganization:  On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A‑1  common stock, par value $0.01 per share (“Class A-1 Common Stock”) at an offering price of $20.00 per share. In conjunction with the Select 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”) and SES Holdings effected a 10.3583 for 1 unit split. In exchange for the contribution of all net proceeds from the Select 144A Offering to SES Holdings, SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. Select Inc. also acquired 3,802,972 SES Holdings LLC Units from certain legacy owners (the “Contributing Legacy Owners”) in exchange for the issuance of 3,802,972 shares of Select Inc. Class A common stock, par value $0.01 per share (“Class A Common Stock”). Upon the effectiveness on June 13, 2017 of a shelf registration statement registering such shares for resale, all shares of Class A-1 Common Stock converted into shares of Class A Common Stock on a one-for-one basis. Refer below for further discussion. Shareholders of Class A Common Stock, and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock. The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

Initial Public Offering: On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Class A Common Stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A Common Stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by it, the Company received $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). The Company contributed all of the net proceeds received by it to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under the Company’s Previous Credit Facility (as defined and discussed in Note 8) to fund the cash portion of the purchase price of the GRR Acquisition, as defined below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds were intended to be used for general corporate purposes, including funding capital expenditures.

Rockwater Merger: On November 1, 2017, we completed the Rockwater Merger, as contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among us, SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Raptor Merger Sub, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of SES Holdings, Rockwater and Rockwater LLC. Pursuant to the Merger Agreement, we combined with Rockwater in a stock‑for‑stock transaction in which we issued approximately 25.9 million shares of Class A Common Stock, 6.7 million shares of Select Inc. Class A-2 common stock, par value $0.01 (the “Class A‑2 Common Stock”) and 4.4 million shares of Class B Common Stock to the former holders of Rockwater common stock and a unit‑for‑unit transaction in which SES Holdings issued approximately 37.3 million common units of SES Holdings  (each, an “SES Holdings LLC Unit”) to the former holders of units in Rockwater LLC (each, a “Rockwater LLC Unit”). See Note 3 – Acquisitions for further discussion.

Credit Agreement:  Concurrent with the Rockwater Merger, the Company entered into the Credit Agreement, a  $300.0 million senior secured revolving credit facility. In addition, the obligations under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated. See Note 8—Debt for further discussion.

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

Registration rights:  In December 2016, in connection with the closing of the Select 144A Offering, Select Inc. entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the Select 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the U.S Securities and Exchange Commission (“SEC”), in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of Class A Common Stock issuable upon conversion of the Class A‑1  Common Stock sold in the Select 144A Offering plus any additional shares of Class A‑1  Common Stock issued in respect thereof whether by stock dividend, stock distribution, stock split or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the IPO. The Company filed this registration statement with the SEC on April 28, 2017 and this registration statement was declared effective by the SEC on June 13, 2017. Accordingly, each share of Class A‑1  Common Stock outstanding automatically converted into a share of Class A Common Stock on a one‑for‑one basis at that time. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Class A Common Stock obtained pursuant to the Exchange Right.

Rockwater Registration Rights Agreement: In connection with the closing of the Rockwater Merger, pursuant to that certain Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), dated as of November 1, 2017, by and between Rockwater and Select Inc., Rockwater assigned, and Select Inc. assumed, Rockwater’s rights and obligations under that certain Registration Rights Agreement made and entered into as of February 16, 2017, between Rockwater and FBR Capital Markets & Co. (as assumed by Select Inc. pursuant to the Assignment and Assumption Agreement, the “Rockwater Registration Rights Agreement”). Under the Rockwater Registration Rights Agreement, Select Inc. agreed, at its expense, to file with the SEC a shelf registration statement registering for resale shares of Class A Common Stock into which the outstanding shares of Class A-2 Common Stock were convertible, and to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 180 days after the initial filing of such registration statement

On January 12, 2018, the Company, pursuant to the Rockwater Registration Rights Agreement, filed with the SEC a shelf registration statement registering for resale of 6,653,777 shares of Class A Common Stock into which certain of the outstanding shares of Class A-2 Common Stock registered under such registration statement were convertible. Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, upon the effectiveness of this registration statement on March 29, 2018,  each outstanding share of Class A-2 Common Stock converted automatically into a share of Class A Common Stock on a one-for-one basis. No shares of Class A-2 Common Stock are currently outstanding.

Tax receivable agreements:  In connection with the Company’s restructuring at the Select 144A Offering, Select Inc. entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder” and together, the “TRA Holders”). On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements. See Note 12—Related Party Transactions for further discussion.

Basis of presentation:  The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s annual consolidated financial statements and related notes included in the annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), filed with the SEC on March 19, 2018.  The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority‑owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for a fair presentation of the Company’s interim financial statements have been included in these unaudited interim consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of March 31, 2018, the Company has no equity method investees and one cost method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the three months ended March 31, 2018, the Company determined that its cost method investee was no longer fully recoverable and was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statement of operations.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies:  The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 included in the Company’s most recent Annual Report on Form 10-K. There have been no significant changes in such policies or the application of such policies during the quarter ended March 31, 2018.

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

Change in depreciable lives of property and equipment: In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the economic lives of the assets were longer than the historic asset lives previously used by Select Inc. As a result, effective January 1, 2018, the Company changed its estimates of the useful lives of certain assets included in vehicles & equipment and machinery & equipment to better reflect the estimated periods during which these assets will remain in service. The average estimated useful lives of the assets impacted in vehicles and equipment category increased from 6.0 to 8.1 years while the average estimated useful lives of assets impacted in machinery & equipment increased from 5.5 years to 6.9 years. The change in the estimated useful lives of fixed assets is change implemented on a prospective basis and does not require restatement of previously reported depreciation and amortization. The effect of this change in accounting estimates was to reduce depreciation and amortization expense by $4.7 million, increase net income by $4.7 million and increase basic and diluted earnings per share by $0.04 each attributable to Class A and Class A-2 stockholders.

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

The Company will remain an emerging growth company until, at the latest, December 31, 2022, the last day of the fiscal year following the fifth anniversary of our IPO, although we will lose that status sooner if we have $1.07 billion or more in revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period.

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) on a comprehensive new revenue recognition standard that will supersede Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09, Revenue from Contracts with Customers, creates a framework under which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch‑up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch‑up as of the current period. In August 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In accordance with the JOBS Act, the Company is afforded the extended transition period and therefore is not required to adopt the ASU until January 1, 2019. The Company has assembled a team to scope the project, identify relevant revenue streams and understand the revenue recognition implications of the new guidance. The Company is currently evaluating whether the adoption of the ASU will have a material impact on its consolidated financial statements and related disclosures, and internal controls over financial reporting, and the Company has not yet determined the method by which it will adopt the standard.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright‑line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, using a modified retrospective approach. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share‑based payment award transactions. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement was effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Certain amendments in this update should be applied prospectively, while other amendments in the update should be applied retrospectively, with early adoption permitted in any interim or annual period. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero‑coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate‑owned life insurance policies and distributions received from equity method investees. ASU 2016-15 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied using a retrospective approach. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. This update was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The pronouncement should be applied prospectively to an award modified on or after the adoption date. This ASU became effective for the Company in 2018, and the adoption of this guidance did not materially affect its consolidated financial statements and related disclosures.

In January 2018, the FASB issued ASU 2018-01, Land Easements. The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

NOTE 3— ACQUISITIONS

Business combinations

Rockwater Merger

On November 1, 2017, the Company completed the Rockwater Merger in which the Company combined with Rockwater. Total consideration was $620.2 million based on the closing price of the Company’s shares of Class A Common Stock on November 1, 2017. Consideration transferred consisted of shares of Class A Common Stock, shares of Class A-2 Common Stock, shares of Class B Common Stock, and SES Holdings LLC Units. Consideration transferred also included the Company’s previously held interest in Rockwater, which was acquired as consideration in a sale of assets by Select’s predecessor to Rockwater’s predecessor in 2008 prior to the contribution of those assets to Rockwater and the related conversion of the ownership interests received by Select’s predecessor to ownership interests in Rockwater in 2011, and the fair value of Rockwater’s replaced share-based payments attributed to pre-acquisition service. In addition, the Company’s previously held interest in Rockwater was cancelled pursuant to the Merger Agreement. The previously held interest in Rockwater was previously included in other assets in the consolidated balance sheet. It was remeasured to a fair value of $2.3 million, which resulted in a gain of $1.2 million recognized in the fourth quarter of 2017 in other income in the consolidated statement of operations. For the three months ended March 31, 2018, the Company expensed $2.3 million of transaction-related costs which are included in selling, general and administrative within the consolidated statement of operations.

The Rockwater Merger was accounted for as a business combination under the acquisition method of accounting. Assets acquired and liabilities assumed in the Rockwater Merger were recorded at their estimated fair values as of the merger date. The Company has not finalized these estimates; therefore, the fair value estimates set forth below are subject to adjustment during a one-year measurement period following the merger date. The final allocation of purchase consideration could include changes in the estimated fair value of working capital, property and equipment, intangible assets, other long-term assets, deferred tax liabilities and other long-term liabilities. Adjustments in the purchase price allocation may require a change in the amount allocated to goodwill during the period in which the adjustments are determined.

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation and the recorded valuation of property and equipment. The Company has received preliminary reports from these experts including estimates, judgments and assumptions for the valuation of the tangible and intangible assets acquired and liabilities assumed. These preliminary reports along with the analysis and expertise of management have formed the basis for the preliminary allocation. Detailed analysis and review of the assets acquired, including confirmation of the condition, existence and utility of the assets is currently ongoing. Management believes that the current information provides a reasonable basis for estimating fair values of assets acquired and liabilities assumed. These estimates, judgments and assumptions are subject to change and should be treated as preliminary values as there could be significant changes upon final valuation. Management currently believes that its valuation work and the work of its third-party experts will be completed and a final purchase price allocation will be recorded by June 30, 2018. Included in the working capital figure in the table below is accounts receivable acquired with a fair value of $196.9 million, and a gross contractual amount of $199.1 million. The Company expects $2.2 million of the gross contractual amount to be uncollectible. Management estimated that total consideration paid exceeded the fair value of the net assets acquired and liabilities assumed by $249.6 million, which excess was recognized as goodwill. The goodwill recognized was primarily attributable to synergies driven by expanding into new geographies and service offerings, strengthening existing service lines, acquiring an established, trained workforce and expected cost reductions. Goodwill of $233.4 million and $16.2 million was allocated to the Company’s Water Solutions and Oilfield Chemicals segments, respectively.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (25,914,260 shares)	$423,957
Class A-2 Common Stock (6,731,845 shares)	110,133
Class B Common Stock (4,356,477 shares) and SES Holdings common units issued (4,356,477 units)	71,272
Fair value of previously held interest in Rockwater	2,310
Fair value of Rockwater share-based awards attributed to pre-acquisition service	12,529
Total consideration transferred	620,201
Less: identifiable assets acquired and liabilities assumed
Working capital(1)	144,509
Property and equipment	185,601
Intangible assets
Customer relationships	89,007
Trademarks and patents	31,215
Non-compete agreements	3,810
Other long-term assets	62
Deferred tax liabilities	(408)
Long-term debt	(80,555)
Other long-term liabilities	(2,650)
Total identifiable net assets acquired	370,591
Goodwill	249,610
Fair value allocated to net assets acquired	$620,201
(1)

During the three months ended March 31, 2018, the Company obtained additional information related to the working capital which led to a decrease of $2.4 million. The impact of this change resulted in a corresponding increase of $2.4 million in goodwill.

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

The total consideration for the Resource Water Acquisition was $9.0 million, with $6.6 million paid in cash and $2.4 million paid in shares of Class A Common Stock valued at $15.17 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the Resource Water Acquisition with $6.6 million of cash on hand. The Resource Water Acquisition was accounted for as a business combination under the acquisition method of accounting. The allocation of the consideration transferred was based on management’s estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Working capital estimates are based on provisional amounts. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.9 million, which excess was recognized as goodwill. The goodwill recognized was attributable to Resource Water’s assembled workforce as well as synergies related to the Company’s comprehensive water solutions strategy. The goodwill was included in the assets of the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$6,586
Class A Common Stock (156,909 shares)	2,380
Total consideration transferred	8,966
Less: identifiable assets acquired and liabilities assumed
Working capital	1,189
Fixed assets	3,485
Customer relationship intangible assets	1,933
Other intangible assets	465
Total identifiable net assets acquired	7,072
Goodwill	1,894
Fair value allocated to net assets acquired	$8,966

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

The total consideration for the GRR Acquisition was $59.6 million, subject to customary post-closing adjustments, with $53.0 million paid in cash, $1.1 million in assumed tax liabilities and $5.5 million paid to the sellers in shares of Class A Common Stock valued at $20.00 per share. The Company funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Company’s Previous Credit Facility. For the three months ended March 31, 2017, the Company expensed $0.7 million of transaction-related costs, which are included in selling, general and administrative expenses within the consolidated statement of operations. The GRR Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $12.0 million was recorded. The goodwill recognized was primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the GRR Acquisition and was attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$53,032
Class A Common Stock (274,998 shares)	5,500
Assumed liabilities	1,106
Total consideration transferred	59,638
Less: identifiable assets acquired and liabilities assumed
Working capital	7,728
Fixed assets	13,225
Customer relationship intangible assets	21,484
Other intangible assets	5,152
Total identifiable net assets acquired	47,589
Goodwill	12,049
Fair value allocated to net assets acquired	$59,638

The GRR Acquisition contributed revenue and net income of $1.9 million and $0.3 million, respectively, to the consolidated results of the Company for the period from March 10, 2017, the date of completion of the GRR Acquisition, to March 31, 2017.  The following unaudited consolidated pro forma information is presented as if the GRR Acquisition had occurred on January 1, 2016:

Pro Forma
Three Months Ended March 31, 2017
(unaudited)
(in thousands)
Revenue	$229,235

Net loss	(24,144)
Less: net loss attributable to noncontrolling interests(1)	9,784
Net loss attributable to Select Energy Services, Inc.(1)	$(14,360)

(1) The allocation of net loss attributable to noncontrolling interests and Select Inc. gives effect to the equity structure as of March 31, 2017 as though the Select 144A Offering, the IPO, the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition occurred as of January 1, 2016. However, the calculation of pro forma net loss does not give effect to any other pro forma adjustments for the Select 144A Offering or the subsequent IPO.

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

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in industry activity from 2014, the Company made the decision during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. In addition, the Company has decided to consolidate or close additional facilities in relation to its Rockwater Merger.  During the three months ended March 31, 2018, the Company recorded $0.9 million of charges related to exit and disposal activities. During the three months ended March 31, 2017, the Company recorded $1.9 million of charges related to exit and disposal activities and reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities. The Company had a remaining balance of $21.6 million, inclusive of a short‑term balance of $3.3 million in accrued expenses and other current liabilities, as of March 31, 2018 related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. As of March 31, 2018, the Company has completed its exit from underperforming facilities but will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan. The changes in the abandoned lease obligations for the three months ended March 31, 2018 and 2017 are as follows:

		Provision during the	Usage during the
	Balance as of	three months ended	three months ended	Balance as of
	December 31, 2017	March 31, 2018	March 31, 2018	March 31, 2018
	(in thousands)
Lease obligations and terminations	$21,350	$871	$1,838	$20,383
Reclassification of deferred rent	1,254			1,254
Total	$22,604			$21,637

		Provision during the	Usage during the
	Balance as of	three months ended	three months ended	Balance as of
	December 31, 2016	March 31, 2017	March 31, 2017	March 31, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$1,863	$712	$19,151
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$20,405

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$11,951	$11,462
Finished goods	29,955	29,674
Materials and supplies	2,861	3,462
	44,767	44,598
Inventory reserve	(266)	—
	$44,501	$44,598

During the three months ended March 31, 2018 and 2017, the Company recorded charges to the reserve for excess and obsolete inventory in the amount of $0.3 million and $0.0 million, respectively, which were recognized within cost of revenue on the accompanying consolidated statements of operations. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$15,315	$15,286
Buildings and leasehold improvements	98,589	99,222
Vehicles and equipment	67,900	70,537
Vehicles and equipment - capital lease	2,757	2,810
Machinery and equipment	720,970	716,420
Machinery and equipment - capital lease	545	544
Computer equipment and software	12,534	12,466
Computer equipment and software - capital lease	356	356
Office furniture and equipment	4,320	4,320
Disposal wells	67,168	67,805
Other	497	497
Construction in progress	61,019	44,732
	1,051,970	1,034,995
Less accumulated depreciation and impairment	(578,220)	(560,886)
Total property and equipment, net	$473,750	$474,109

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2018 and 2017, depreciation expense was $27.5 million and $19.6 million, respectively.

As a result of the Rockwater Merger, the Company acquired various capital leases for certain vehicles, machinery and equipment that expire at various dates during the next five years. Depreciation of assets held under capital lease for the three months ended March 31, 2018  was $0.4 million and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The Company had no capital lease obligations as of March 31, 2017.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs. The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2018 and year ended December 31, 2017 are as follows:

	Water	Oilfield	Wellsite
	Solutions	Chemicals	Services	Total
	(in thousands)
Balance as of December 31, 2016	$—	$—	$12,242	$12,242
Additions	245,542	15,637	—	261,179
Balance as of December 31, 2017	245,542	15,637	12,242	273,421
Measurement period adjustment	1,765	609	—	2,374
Balance as of March 31, 2018	$247,307	$16,246	$12,242	$275,795

The components of other intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

	As of March 31, 2018			As of December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Customer relationships	$169,250	$61,008	$108,242	$169,250	$57,836	$111,414
Patents and trademarks	33,544	644	32,900	33,544	414	33,130
Other	14,704	3,631	11,073	14,704	3,182	11,522
Total other intangible assets	$217,498	$65,283	$152,215	$217,498	$61,432	$156,066

The Company had $5.3 million in indefinite-lived water rights as of March 31, 2018 and December 31, 2017. The Company had $23.4 million in indefinite-lived trademarks as of March 31, 2018 and December 31, 2017. Indefinite-lived water rights are included within the other component in the tables above. Indefinite-lived trademarks are included in the patents and trademarks component in the table above.

Amortization expense was $3.9 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2018	$9,185
2019	11,595
2020	11,301
2021	10,118
2022	9,904
Thereafter	71,396

NOTE 8—DEBT

Credit facility and revolving line of credit

Our subsidiary, Select Energy Services, LLC’s (“Select LLC”) previous credit facility (the “Previous Credit Facility”), originally executed in May 2011, has been amended over time. Effective December 20, 2016, the Company amended its Previous Credit Facility to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100.0 million. On November 1, 2017, in connection with the Closing (defined below), Select LLC entered into the Credit Agreement,  the obligations of SES Holdings and the Borrower under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated.

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

The obligations under the Credit Agreement are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements.

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

The Company had $75.0 million outstanding under the revolving line of credit as of March 31, 2018 and December 31, 2017. The weighted‑average interest rate of outstanding borrowings under the revolving line of credit was 3.627% and 3.319% as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018 and December 31, 2017, the borrowing base under the Credit Agreement was $255.6 million and $262.1 million, respectively. The borrowing capacity under the revolving line of credit was reduced by outstanding letters of credit of $19.8 million as of March 31, 2018 and December 31, 2017. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $160.8 million at March 31, 2018.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2018 and December 31, 2017 were $3.2 million and $3.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet.

The Company was in compliance with all debt covenants as of March 31, 2018.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Based on a consideration of all relevant facts and circumstances, including applicable insurance coverage, it is not expected that the ultimate outcome of any currently pending lawsuits or claims against the Company will have a material adverse effect on its consolidated financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

Certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on 4% of the vehicles in the fleet in violation of the Clean Air Act. The Company is cooperating with the relevant authorities to resolve the matter. At this time no administrative, civil or criminal charges have been brought against the Company and the Company cannot estimate the possible fines and penalties that may be levied against the Company.

NOTE 10—EQUITY‑BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the Select 144A Offering, the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended from time to time, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan.

On July 18, 2017, the Select Inc. board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarifies the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater Merger) and allows for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater Merger. The Company’s consenting stockholders, who hold a majority of the outstanding common stock of the Company, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Rockwater Merger.

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

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The Company historically valued Class A Common Stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. The fair value measurement relies on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards that were granted during the years ended December 31, 2017 and 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were either granted in exchange for the cancellation of outstanding options granted under the 2011 Plan or the Rockwater Equity Plan, as applicable, that were fully vested and exercisable prior to such cancellation. The Company utilized the Monte Carlo simulation model to determine fair value of the options granted during the three months ended March 31, 2018, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

The table below presents the assumptions used in determining the fair value of stock options granted during the three months ended March 31, 2018. The weighted‑average grant date fair value of stock options granted was $8.98 for the three months ended March 31, 2018.

Assumptions
Underlying equity	$20.50
Strike price	$20.50 - 30.75
Dividend yield (%)	0.0%
Risk free rate (%)	2.3%
Volatility (%)	50.0%
Expected term (years)	10.0

A summary of the Company’s stock option activity and related information as of and for the three months ended March 31, 2018 is as follows:

	For the three months ended March 31, 2018
		Weighted-average
	Stock Options	Exercise Price
Beginning balance, outstanding	3,495,935	$14.12
Granted	584,846	26.02
Exercised	(19,398)	6.70
Forfeited	(13,659)	16.84
Ending balance, outstanding	4,047,724	$15.86
Ending balance, exercisable	566,829	$8.46
Non-vested at end of period	1,097,790	$19.20

Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $12.62 as of March 29, 2018. The aggregate intrinsic value of stock options outstanding at March 31, 2018 was $6.0 million, with a weighted-average remaining term of 8.7 years. As of March 31, 2018, the total number of in-the-money stock options exercisable was 566,829.  The aggregate intrinsic value of stock options exercisable at March 31, 2018 was $2.4 million, with a weighted-average remaining term of 7.6 years.

The Company recognized $1.3 million and $0.5 million of compensation expense related to stock options during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $8.9 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is being recorded as compensation expense ratably over the vesting term which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.0 million and $0.1 million related to the restricted stock awards for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $7.9 million of unrecognized compensation expense with a weighted-average remaining life of 2.3 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2018 is as follows:

	For the three months ended March 31, 2018
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Non-vested at December 31, 2017	299,801	$16.36
Granted	331,389	20.87
Vested	(33,429)	16.36
Forfeited	(18,640)	16.36
Non-vested at March 31, 2018	579,121	$18.94

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2018 is as follows:

	For the three months ended March 31, 2018
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at December 31, 2017	30,360	$19.88
Granted	—	—
Vested	(27,235)	20.00
Non-vested at March 31, 2018	3,125	$18.80

Performance Share Units (PSUs)

The Company approved grants of performance share units (“PSUs”) that are subject to both performance-based and service-based vesting provisions. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSU will be calculated based on performance against certain metrics that relate to the Company’s return on asset  performance over the January 1, 2018 through December 31, 2020 performance period. The target number of shares of Class A Common Stock subject to each PSU is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 175 times the target number. The PSUs are eligible to become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, no later than June 30, 2021, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the straight line attribution method. The Company recognized compensation expense of $0.2 million related to the PSUs for the three months ended March 31, 2018.

During March 2018, the Company issued a total of 246,023 PSUs to certain of our employees. As of March 31, 2018, the fair value of outstanding PSUs issued during the first quarter 2018 was $3.1 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $2.9 million and is expected to be recognized over a weighted-average period of 2.8 years as of March 31, 2018.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2018 or the year ended December 31, 2017.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at March 31, 2018 and December 31, 2017 due to the short‑term maturity of these instruments. The carrying value of debt as of March 31, 2018 and December 31, 2017 approximates fair value due to variable market rates of interest. The fair value of debt at March 31, 2018 and December 31, 2017, which is a Level 3 measurement, is estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the Rockwater Merger, GRR Acquisition and Resource Water Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons. The Company has entered into a significant number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the Company’s board of directors regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with non‑related parties.

During the three months ended March 31, 2018, sales to related parties were $2.8 million and purchases from related party vendors were $3.5 million. These purchases comprised of $1.6 million relating to purchases of property and equipment,  $0.2 million relating to inventory and consumables, $1.3 million relating to rent of certain equipment or other services used in operations and $0.4 million relating to management, consulting and other services.

During the three months ended March 31, 2017, sales to related parties were $0.5 million and purchases from related party vendors were $1.2 million. These purchases comprised of $0.2 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.4 million relating to rent of certain equipment or other services used in operations, and $0.5 million relating to management, consulting and other services.

Tax receivable agreements

In connection with the Select 144A Offering, the Company entered into the Tax Receivable Agreements with the TRA Holders.

The first of the Tax Receivable Agreements, which the Company entered into with Legacy Owner Holdco and Crestview Partners II GP, L.P. (“Crestview GP”), generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the Select 144A Offering or pursuant to the exercise of the Exchange Right or the Company’s Call Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under such Tax Receivable Agreement.

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

On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements revising the definition of a “change of control” for purposes of the Tax Receivable Agreements and acknowledging that the Rockwater Merger would not result in such a change of control.

NOTE 13—INCOME TAXES

Select Inc. is subject to U.S. federal, foreign and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain US and foreign corporate subsidiaries, are treated as flow‑through entities for income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, prior to the reorganization in connection with the Select 144A Offering, SES Holdings only recorded a provision for Texas franchise tax and U.S. federal and state provisions for certain corporate subsidiaries as SES Holdings’ taxable income or loss was includable in the income tax returns of the individual partners and members. However, for periods following the reorganization in connection with the Select 144A Offering, Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income.

The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were 2.8% and (0.9)%, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 differ from the statutory rate of 21% and 35%, respectively, due to net income allocated to noncontrolling interests, state income taxes, and valuation allowances. The change in the effective tax rate is primarily due to positive pretax income in March 31, 2018 relative to a loss in the March 31, 2017 period. The Company recorded income tax expense of $0.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (“the TCJA”), was enacted on December 22, 2017, and the Company recorded provisional estimates for the impacts of the TCJA in the December 31, 2017 period. Such amounts remain provisional and the Company has not made any material adjustments as of March 31, 2018. Staff Accounting Bulletin No. 118 provides the Company with one year from the date of enactment to finalize its accounting related to the TCJA. Certain provisions of the TCJA became effective beginning on January 1, 2018 and the Company has incorporated reasonable estimates of these provisions into its calculation of its effective annual tax rate and its tax expense for the period ending March 31, 2018. The Company’s reasonable estimates may be affected in the future as additional regulatory guidance is provided and the Company gains a more thorough understanding of the TCJA.

NOTE 14—NONCONTROLLING INTERESTS

The Company has ownership interests in multiple subsidiaries that are consolidated within the Company’s financial statements but are not wholly owned. During the three months ended March 31, 2018 and 2017, the Company entered into transactions that impacted its ownership interest in certain of these subsidiaries while maintaining control over such subsidiaries. As a result of the Company’s change in ownership interest in these subsidiaries, the Company reduced its noncontrolling interests and recognized an increase in equity related to transactions with holders of noncontrolling interests. The Company reports a noncontrolling interest representing the common units of SES Holdings held by Legacy Owner Holdco. Changes in Select Inc.’s ownership interest in SES Holdings while it retains its controlling interest are accounted for as equity transactions.

The following table summarizes the effects of changes in noncontrolling interests on equity for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$10,099	$(4,172)
Transfers from noncontrolling interests:
Decrease in additional paid-in capital as a result of the contribution of net assets acquired to SES Holdings, LLC in exchange for common units	—	(3,002)
Decrease in additional paid-in capital as a result of stock option exercises	(49)	—
Increase in additional paid-in capital as a result of restricted stock issuance	1,424	—
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	2	—
Increase in additional paid-in capital as a result of the repurchase of common units of SES Holdings, LLC	42	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$11,518	$(7,174)

NOTE 15—EARNINGS (LOSS) PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,400,008 shares are not included in the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2018 as the effect is antidilutive.

The following table presents the Company’s calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$16,132
Net income attributable to noncontrolling interests	(6,033)
Net income attributable to Select Energy Services, Inc. — basic	10,099	$9,097	$1,002	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	10	11	(1)	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	25	29	(4)	—
Net income attributable to Select Energy Services, Inc. — diluted	$10,134	$9,137	$997	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		59,064,958	6,507,445	40,331,989
Dilutive effect of restricted stock		165,402	-	-
Dilutive effect of stock options		443,106	-	-
Weighted-average shares of common stock outstanding — diluted		59,673,466	6,507,445	40,331,989
Earnings per share:
Basic		$0.15	$0.15	$-
Diluted		$0.15	$0.15	$-

	Three Months Ended March 31, 2017
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net loss	$(12,280)
Net loss attributable to noncontrolling interests	8,108
Net loss attributable to Select Energy Services, Inc. — basic & diluted	$(4,172)	$(809)	$(3,363)	$-
Denominator:
Weighted-average shares of common stock outstanding — basic & diluted		3,870,194	16,100,000	38,462,541
Earnings per share:
Basic & diluted		$(0.21)	$(0.21)	$-

NOTE 16—SEGMENT INFORMATION

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

As a result of the Rockwater Merger, during the fourth quarter 2017, the Company reorganized its reporting structure and aligned its segments and underlying businesses to execute on the strategies of the combined company.  The Company’s revised operating and reportable segments are Water Solutions, Oilfield Chemicals and Wellsite Services. Accordingly, prior period segment information has been retrospectively revised as of and for the quarter ended March 31, 2017. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Solutions —The Water Solutions segment provides water‑related services to customers that include major integrated oil companies and independent oil and natural gas producers. These services include: the sourcing of water; the transfer of the water to the wellsite through permanent pipeline infrastructure and temporary pipe; the containment of fluids off‑ and on‑location; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling of flowback and produced formation water; and the transportation and recycling or disposal of drilling, completion and production fluids.

Oilfield Chemicals —The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals utilized in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers, breakers and other chemical technologies, to leading pressure pumping service companies in the United States.

Wellsite Services —The Wellsite Completion and Construction Services segment provides oil and natural gas operators with a variety of services, including provision of workforce accommodations and surface rental equipment, crane and logistics services, wellsite and pipeline construction and field services. These services are performed to establish, maintain and improve production throughout the productive life of an oil or gas well or to otherwise facilitate other services performed on a well.

Financial information by segment for the three months ended March 31, 2018 and 2017 is as follows:

	For the three months ended March 31, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$257,532	$28,203	$21,243	$23,894
Oilfield chemicals	63,630	931	2,915	2,255
Wellsite services	55,722	(705)	6,724	4,957
Eliminations	(489)	—	—	—
Income from operations		28,429
Corporate	—	(9,826)	541	—
Interest expense, net	—	(1,151)	—	—
Other expense, net	—	(858)	—	—
	$376,395	$16,594	$31,423	$31,106

	For the three months ended March 31, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$78,765	$(7,672)	$17,548	$11,955
Oilfield chemicals	—	—	—	—
Wellsite services	21,810	(2,651)	3,656	2,055
Eliminations	(650)	—	—	—
Loss from operations		(10,323)
Corporate	—	(2,185)	446	—
Interest expense, net	—	(730)	—	—
Other income, net	—	1,064	—	—
	$99,925	$(12,174)	$21,650	$14,010

Total assets by segment as of March 31, 2018 and December 31, 2017 is as follows:

	As of	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Water solutions	$1,045,321	$994,159
Oilfield chemicals	172,900	186,333
Wellsite services	145,016	151,272
Corporate	27,772	24,604
	$1,391,009	$1,356,368

NOTE 17—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through May 11, 2018, the date these consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our 2017 Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a leading provider of total water management and chemical solutions to the oil and gas industry in the United States and Western Canada. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion and in most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac fluid systems and production chemicals used to enhance performance over the life of a well. Furthermore, we develop and manufacture chemicals required by oil and gas companies to maintain and enhance oil and gas production over the life of a typical well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand hauling and fluids logistic services. In addition, we provide water transfer, fluids hauling, containment and rental services in Canada.

Going forward, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies, including water transfer infrastructure, and believe we are well positioned to capture attractive opportunities due to our market position, customer relationships and industry experience and expertise.

Our Segments

Our services are offered through three operating segments: (i) Water Solutions, (ii) Oilfield Chemicals and (iii) Wellsite Services.

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

•

Oilfield Chemicals.  Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater LLC. Under this segment, we develop, manufacture and provide a full suite of completion and specialty chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our customers for completion and specialty chemicals are primarily leading pressure pumping service companies in the United States. We also provide production chemicals, which are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well.

•

Wellsite Services.  Our Wellsite Services segment provides a number of services across the U.S. and Canada and is operated primarily under our subsidiaries Peak Oilfield Services, LLC (“Peak”), Affirm Oilfield Services, LLC (“Affirm”) and Rockwater Energy Solutions, LLC. Peak provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to the U.S. onshore oil and gas industry. Affirm provides oil and gas operators with a variety of services, including crane and logistics services, wellsite and pipeline construction and field services. Operating under Rockwater LLC, we also offer sand hauling and logistics services in the Rockies and Bakken regions as well as water transfer, containment, fluids hauling and other rental services in Western Canada.

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

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $116.4 million and $40.4 million for the three months ended March 31, 2018 and 2017, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. We also incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $69.0 million and $29.3 million for the three months ended March 31, 2018 and 2017, respectively. Our depreciation costs are expected to increase over the next year as a result of the Rockwater Merger.

We incur significant transportation costs, associated with our service lines, including fuel and freight. We incurred fuel costs of $20.5 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services, and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred raw material costs of $68.5 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. $48.1 million of raw materials costs were attributable to our chemical products for the three months ended March 31, 2018. We incurred water sourcing costs of $12.5 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively.

Public Company Costs

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with Sarbanes‑Oxley Act; expenses associated with maintaining our listing on the New York Stock Exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will increase in future periods. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

•	Revenue;
•	Gross Profit (Loss);
•	EBITDA; and
•	Adjusted EBITDA.

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

Gross Profit (Loss)

To measure our financial performance, we analyze our gross profit (loss), which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare gross profit (loss) to prior periods and across segments to identify underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Comparison of Non‑GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Three Months Ended March  31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$257,543	$78,377	$179,166	228.6%
Oilfield chemicals	63,630	—	63,630	NM
Wellsite services	55,222	21,548	33,674	156.3%
Total revenue	376,395	99,925	276,470	276.7%

Costs of revenue
Water solutions	194,062	60,621	133,441	220.1%
Oilfield chemicals	57,084	—	57,084	NM
Wellsite services	46,418	18,342	28,076	153.1%
Depreciation and amortization	30,882	21,204	9,678	45.6%
Total costs of revenue	328,446	100,167	228,279	227.9%
Gross profit (loss)	47,949	(242)	48,191	NM

Operating expenses
Selling, general and administrative	25,681	9,957	15,724	157.9%
Depreciation and amortization	541	446	95	21.3%
Impairment of investment	2,000	—	2,000	NM
Lease abandonment costs	1,124	1,863	(739)	(39.7)%
Total operating expenses	29,346	12,266	17,080	139.2%
Income (loss) from operations	18,603	(12,508)	31,111	NM

Other income (expense)
Interest expense, net	(1,151)	(730)	(421)	57.7%
Foreign currency losses, net	(400)	—	(400)	NM
Other (expense) income, net	(458)	1,064	(1,522)	NM
Income (loss) before tax expense	16,594	(12,174)	28,768	NM
Tax expense	(462)	(106)	(356)	335.8%
Net income (loss)	$16,132	$(12,280)	$28,412	NM

Revenue

Our revenue increased $276.4 million, or 276.7%, to $376.3 million for the three months ended March 31, 2018 compared to $99.9 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $179.2 million. The increase in revenue was primarily attributable to an increase in demand for our services as a result of a rise in completion activities, as well as the GRR Acquisition, which closed on March 10, 2017, and the Rockwater Merger, which closed on November 1, 2017. For the three months ended March 31, 2018, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 68.4%, 16.9% and 14.7% of our total revenue, respectively, compared to 78.5%, 0.0%, and 21.5%, respectively, for the three months ended March 31, 2017. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $179.2 million, or 228.6%, to $257.6 million for the three months ended March 31, 2018 compared to $78.4 million for the three months ended March 31, 2017. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in completion activities and an increase in average quarterly rig count of 28.7% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Additionally, the GRR Acquisition, which closed March 10, 2017, and the water solutions operations related to the GRR Acquisition, contributed $16.9 million of revenue for the three months ended March 31, 2018 as compared to the $1.9 million of revenue for the period from the close of the acquisition through March 31, 2017.

Oilfield Chemicals.  Revenue from our oilfield chemicals segment relates to our Rockwater operations.

Wellsite Services.  Revenue increased $33.6 million, or 156.3%, to $55.1 million for the three months ended March 31, 2018 compared to $21.5 million for the three months ended March 31, 2017. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in completion activities and an increase in average quarterly rig count of 28.7% as compared to three months ended March 31, 2017. The Rockwater Merger contributed $24.0 million of revenue for the three months ended March 31, 2018.

Costs of Revenue

Cost of revenue increased $228.4 million, or 227.9%, to $328.6 million for the three months ended March 31, 2018 compared to $100.2 million for the three months ended March 31, 2017. The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount, and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $133.4 million, or 220.1%, to $194.0 million for the three months ended March 31, 2018 compared to $60.6 million for the three months ended March 31, 2017.  The results for the three months ended March 31, 2018 includes costs associated with Rockwater’s operations. The increase was partly attributable to an increase in salaries and wages of $47.7 million as a result of a 140.7% increase in average headcount during the three months ended March 31, 2018 as compared to the prior year period. In addition to the increases in salaries and wages, we saw an increase in our contract labor expense of $27.2 million as the rapid growth rate in the demand for our services has resulted in increased short-term labor needs while our internal recruitment and hiring continues. The increase in cost of revenue was also attributable to an increase in equipment rental and maintenance expense of $19.7 million, materials and supplies expense of $17.8 million and bulk and retail fuel expense of $10.5 million. The increase in fuel and maintenance related expenses were largely attributable to a 149.9% increase in the average number of trucks and tractors in our fleet.

Oilfield Chemicals.  Cost of revenue from our oilfield chemicals relates to our Rockwater operations. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Cost of revenue increased $28.0 million, or 153.3%, to $46.3 million for the three months ended March 31, 2018 compared to $18.3 million for the three months ended March 31, 2017. The results for the three months ended March 31, 2018 include $21.4 million of costs associated with Rockwater’s Canadian operations and Bakken sand and fluid hauling operations. Excluding Rockwater’s operations, the remaining increase was partially attributable to an increase in salaries and wages and certain labor support costs of $3.5 million resulting from a 22.4% increase in average headcount during the three months ended March 31, 2018 as compared to the prior year period resulting from increased demand for our services.

Depreciation and Amortization. Depreciation and amortization expense increased $9.7 million, or 45.6%, to $30.9 million for the three months ended March 31, 2018 compared to $21.2 million for the three months ended March 31, 2017.  The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit (Loss)

Gross profit (loss) improved by $48.1 million, to a gross profit of $47.9 million for the three months ended March 31, 2018 compared to a gross loss of $0.2 million for the three months ended March 31, 2017 as a result of factors described above.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $15.7 million, or 157.9%, to $25.7 million for the three months ended March 31, 2018 compared to $10.0 million for the three months ended March 31, 2017. The results for the three months ended March 31, 2018 reflects Rockwater’s operations. This overall increase was primarily related to the Rockwater Merger, GRR Acquisition and other deal costs, and a $9.0 million increase in other administrative and labor costs, largely related to our new status as a public company during the three months ended March 31, 2018 as compared to the prior year period.

Impairment

During the three months ended March 31, 2018, we determined that our cost method investee was no longer fully recoverable, and as such, it was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statement of operations.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $1.1 million of lease abandonment costs during the three months ended March 31, 2018, approximately $0.7 million of which are directly attributable to the Rockwater Merger. We recorded $1.9 million of lease abandonment costs during the three months ended March 31, 2017.

Interest Expense

The increase in interest expense of $0.4 million, or 57.7% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to an increase in our debt borrowings in connection with the Rockwater Merger.

Net Income (Loss)

Net income (loss) improved by $28.4 million to a net income of  $16.1 million for the three months ended March 31, 2018 compared to a net loss of  $12.3 million for the three months ended March 31, 2017 largely as a result of the factors described above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2017 Form 10-K.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$16,132	$(12,280)
Interest expense	1,151	730
Tax expense	462	106
Depreciation and amortization	31,423	21,650
EBITDA	49,168	10,206
Impairment of investment	2,000	—
Lease abandonment costs	1,124	1,863
Non-recurring transaction costs	2,694	748
Non-cash compensation expenses	2,481	643
Non-cash loss on sale of assets or subsidiaries	1,515	309
Foreign currency losses	400	—
Inventory write downs	266	—
Adjusted EBITDA	$59,648	$13,769

EBITDA was $49.2 million for the three months ended March 31, 2018 compared to $10.2 million for the three months ended March 31, 2017. Adjusted EBITDA was $59.6 million for the three months ended March 31, 2018 compared to $13.8 million for the three months ended March 31, 2017. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members, the net proceeds from the Select 144A Offering, the net proceeds from the IPO, borrowings under our credit facilities and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and fund acquisitions. Depending upon market conditions and other factors, we may also issue debt and equity securities if needed.

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

 On April 26, 2017, we completed the IPO for net proceeds of approximately $111.4 million, net of underwriting discounts and commissions and estimated offering expenses. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay borrowings incurred under our Previous Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, for the cash settlement of outstanding phantom unit awards at SES Holdings and for capital expenditures. On May 10, 2017, we received cash proceeds of approximately $17.1 million, net of underwriting discounts and commissions and estimated offering expenses, from the exercise in full by the underwriters of our IPO of their option to purchase additional shares of Class A Common Stock. We used the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional capital expenditures.

At March 31, 2018, cash and cash equivalents totaled $6.1 million. In addition to cash and cash equivalents, we had approximately $160.8 million of available borrowing capacity under our Credit Facility as of March 31, 2018. As of March 31, 2018, the borrowing base under the Credit Agreement was $255.6 million, the outstanding borrowings totaled $75.0 million and the outstanding letters of credit totaled $19.8 million. As of May 7, 2018, the borrowing base under the Credit Agreement was $283.1 million, the outstanding borrowings totaled $85.0 million and the outstanding letters of credit totaled $18.3 million. At the same date, the available borrowing capacity under the Credit Agreement was $178.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$35,205	$(7,936)	$43,141	NM
Net cash used in investing activities	(31,003)	(58,057)	27,054	(46.6)%
Net cash (used in) provided by financing activities	(806)	34,000	(34,806)	NM
Subtotal	$3,396	$(31,993)
Effect of exchange rate changes on cash and cash equivalents	(53)	—	(53)	NM
Net increase (decrease) in cash	$3,343	$(31,993)

Analysis of  Cash Flow Changes Between the Quarter Ended March 31, 2018 and 2017

Operating Activities. Net cash provided by operating activities was $35.2 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $7.9 million for the three months ended March 31, 2017.  The $43.1 million increase in net cash provided by operating activities related primarily to net income adjusted for noncash items which was driven by a significant growth in revenue and improvement in gross margins resulting from recovering demand for our services as compared to the prior year period, as well as the financial earnings contribution of the Rockwater Merger.

Investing Activities. Net cash used in investing activities was $31.0 million for the three months ended March 31, 2018, compared to $58.1 million for the three months ended March 31, 2017. The $27.1 million decrease in net cash used in investing activities was primarily due to the $49.0 million decrease in cash used for acquisitions, primarily related to the GRR Acquisition in March 10, 2017, net of an increase in cash used for capital expenditures during the three months ended March 31, 2018 of $21.8 million.

Financing Activities. Net cash used in financing activities was $0.8 million for the three months ended March 31, 2018, compared to cash provided by financing activities of $34.0 million for the three months ended March 31, 2017.  The $34.8 million decrease in net cash provided by financing activities was primarily due to non-recurring nature of the $34.0 million in borrowings made in March 2017 that were used to fund the GRR Acquisition.

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

The obligations under the Credit Agreement are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25.0% of the lesser of (A) the maximum revolver amount and (B) the then‑effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20.0% of the lesser of (A) the maximum revolver amount and (B) the then‑effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements.

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

We were in compliance with all debt covenants as of March 31, 2018.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Facility and operating leases. Refer to Note 8—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of March 31, 2018.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2017 Form 10-K filed on March 19, 2018.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 - Significant Accounting Policies in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

At March 31, 2018, we had no material off balance sheet arrangements, except for operating leases. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

At March 31, 2018, we had approximately $75.0 million outstanding under our Credit Agreement. As of May 7, 2018, we had approximately $85.0 million of outstanding borrowings and approximately $178.3 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.8 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, our principal executive officer and principal financial officer concluded there were no such changes in our internal control over financial reporting during the quarter ended March 31, 2018.

On November 1, 2017, we acquired Rockwater (please refer to Note 3 to the accompanying consolidated financial statements for additional information). We are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations. As a result of these integration activities, certain controls will be evaluated and may be changed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2018, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
January 1, 2018 to January 31, 2018	7,852	$21.70
February 1 2018 to February 28, 2018	—	—
March 1, 2018 to March 31, 2018	7,382	$12.62
	15,234

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

HIDDEN_ROW
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

10.1

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.18 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 19, 2018).

10.2

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.19 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 19, 2018).

10.3

Form of Stock Option Agreement for John Schmitz under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.20 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 19, 2018).

31.1	Certification of Chief Executive Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 11, 2018	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Gary Gillette
Gary Gillette
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)