Form 10-Q
period 2018-06-30
Select Energy Services, Inc.
filed 2018-08-10
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the registrant had 79,337,119 shares of Class A common stock and 27,351,022 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ultimate outcome and results of integrating our operations with the operations of Rockwater (as defined herein);
•	the effects of our business combination with Rockwater, including the combined company’s future financial condition, results of operations, strategy and plans;
•	potential adverse reactions or changes to business relationships resulting from the completion of the Rockwater Merger (as defined herein);
•	expected benefits from the Rockwater Merger and the ability of the combined company to realize those benefits;
•	the level of capital spending by oil and gas companies;
•	trends and volatility in oil and gas prices;
•	demand for our services;
•	regional impacts to our business such as takeaway capacity and our key infrastructure assets;
•	our ability to retain key management and employees;
•	our ability to hire and retain skilled labor;
•	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
•	our safety performance;

•

the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate fresh water transfer, chemicals and various environmental matters;

•	the impacts of competition on our operations;
•	the degree to which customers may elect to source water services internally;
•	delays or restrictions in obtaining permits by us or our customers;
•	constraints in supply or availability of equipment used in our business;
•	the impacts of advancements, or changes in costs, in drilling, completions and well service technologies;
•	changes in global political or economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
•

the other risks identified in our most recent Annual Report on Form 10-K, and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors”  in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,301	$2,774
Accounts receivable trade, net of allowance for doubtful accounts of $3,762 and $2,979, respectively	425,217	373,633
Accounts receivable, related parties	820	7,669
Inventories	51,680	44,598
Prepaid expenses and other current assets	29,800	17,842
Total current assets	518,818	446,516
Property and equipment	1,063,847	1,034,995
Accumulated depreciation	(580,102)	(560,886)
Property and equipment, net	483,745	474,109
Goodwill	278,359	273,421
Other intangible assets, net	148,908	156,066
Other assets	3,912	6,256
Total assets	$1,433,742	$1,356,368
Liabilities and Equity
Current liabilities
Accounts payable	$66,756	$52,579
Accounts payable and accrued expenses, related parties	3,924	2,772
Accrued salaries and benefits	14,394	21,324
Accrued insurance	23,260	12,510
Sales tax payable	9,870	12,931
Accrued expenses and other current liabilities	96,409	81,112
Current portion of capital lease obligations	1,468	1,965
Total current liabilities	216,081	185,193
Accrued lease obligations	19,220	18,979
Other long term liabilities	9,629	13,827
Long-term debt	80,000	75,000
Total liabilities	324,930	292,999
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 77,298,660 shares issued and outstanding as of June 30, 2018; 350,000,000 shares authorized and 59,182,176 shares issued and outstanding as of December 31, 2017	773	592
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018; 40,000,000 shares authorized, 6,731,845 shares issued and outstanding as of December 31, 2017	—	67
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 29,383,320 shares issued and outstanding as of June 30, 2018; 150,000,000 shares authorized and 40,331,989 shares issued and outstanding as of December 31, 2017	294	404
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	790,699	673,141
Retained earnings (accumulated deficit)	9,203	(17,859)
Accumulated other comprehensive (deficit) income	(148)	302
Total stockholders’ equity	800,821	656,647
Noncontrolling interests	307,991	406,722
Total equity	1,108,812	1,063,369
Total liabilities and equity	$1,433,742	$1,356,368

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Water solutions and related services	$297,446	$107,812	$579,001	$186,189
Accommodations and rentals	15,949	13,327	30,693	22,842
Wellsite completion and construction services	15,045	13,310	31,511	25,343
Oilfield chemical product sales	64,807	—	128,437	—
Total revenue	393,247	134,449	769,642	234,374
Costs of revenue
Water solutions and related services	223,758	78,028	439,183	138,649
Accommodations and rentals	10,773	10,799	21,438	18,722
Wellsite completion and construction services	13,043	10,848	27,433	21,267
Oilfield chemical product sales	58,500	—	115,584	—
Depreciation and amortization	30,445	22,520	61,327	43,724
Total costs of revenue	336,519	122,195	664,965	222,362
Gross profit	56,728	12,254	104,677	12,012
Operating expenses
Selling, general and administrative	26,871	23,254	52,552	33,211
Depreciation and amortization	807	491	1,348	937
Impairment of property and equipment	2,282	—	2,282	—
Impairment of investment	—	—	2,000	—
Lease abandonment costs	1,973	418	3,097	2,281
Total operating expenses	31,933	24,163	61,279	36,429
Income (loss) from operations	24,795	(11,909)	43,398	(24,417)
Other income (expense)
Interest expense, net	(1,342)	(671)	(2,493)	(1,401)
Foreign currency losses, net	(340)	—	(740)	—
Other income, net	2,060	1,952	1,602	3,016
Income (loss) before tax expense	25,173	(10,628)	41,767	(22,802)
Tax (expense) benefit	(150)	138	(612)	32
Net income (loss)	25,023	(10,490)	41,155	(22,770)
Less: net (income) loss attributable to noncontrolling interests	(8,060)	6,274	(14,093)	14,382
Net income (loss) attributable to Select Energy Services, Inc.	$16,963	$(4,216)	$27,062	$(8,388)

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Basic	$0.24	$(0.16)	$0.40	$(0.36)
Class A-1—Basic	$—	$(0.16)	$—	$(0.36)
Class A-2—Basic	$—	$—	$0.40	$—
Class B—Basic	$—	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.24	$(0.16)	$0.39	$(0.36)
Class A-1—Diluted	$—	$(0.16)	$—	$(0.36)
Class A-2—Diluted	$—	$—	$0.39	$—
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                                                                                                                                                           SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$25,023	$(10,490)	$41,155	$(22,770)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $0	(191)	—	(450)	—
Net change in unrealized loss	(191)	—	(450)	—
Comprehensive income (loss)	24,832	(10,490)	40,705	(22,770)
Less: comprehensive (income) loss attributable to noncontrolling interests	(7,998)	6,274	(13,939)	14,382
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$16,834	$(4,216)	$26,766	$(8,388)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2018 and 2017

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A	10,948,669	110	—	—	(10,948,669)	(110)	—	—	111,803	—	—	111,803	(111,803)	—
ESPP shares issued	3,986	—	—	—	—	—	—	—	50	—	—	50	4	54
Equity-based compensation	—	—	—	—	—	—	—	—	3,617	—	—	3,617	1,848	5,465
Issuance of restricted shares	430,595	4	—	—	—	—	—	—	2,261	—	—	2,265	(2,265)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	37,209	—	—	—	—	—	—	—	376	—	—	376	1	377
Repurchase of common stock	(45,034)	—	(6)	—	—	—	—	—	(583)	—	—	(583)	(74)	(657)
Restricted shares forfeited	(18,640)	—	—	—	—	—	—	—	(70)	—	—	(70)	70	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(280)	(280)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(450)	(450)	(221)	(671)
Net income	—	—	—	—	—	—	—	—	—	27,062	—	27,062	14,093	41,155
Balance as of June 30, 2018	77,298,660	$773	—	$—	29,383,320	$294	—	$—	$790,699	$9,203	$(148)	$800,821	$307,991	$1,108,812

	Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-1		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Common		Preferred	Paid-In	Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	Equity	Interests	Total
Balance as of December 31, 2016	3,802,972	$38	16,100,000	$161	—	$—	38,462,541	$385	—	$—	$113,175	$(1,043)	$—	$112,716	$221,992	$334,708
Conversion of Class A-1 to Class A	16,100,000	161	(16,100,000)	(161)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of shares for acquisition	403,368	4	—	—	—	—	—	—	—	—	3,301	—	—	3,305	4,195	7,500
Issuance of shares for initial public offering	10,005,000	100	—	—	—	—	—	—	—	—	87,276	—	—	87,376	41,128	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	543	—	—	543	689	1,232
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(309)	(309)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,388)	—	(8,388)	(14,382)	(22,770)
Balance as of June 30, 2017	30,311,340	$303	—	$—	—	$—	38,462,541	$385	—	$—	$204,295	$(9,431)	$—	$195,552	$253,313	$448,865

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$41,155	$(22,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	62,675	44,661
Gain on disposal of property and equipment	(1,503)	(2,919)
Bad debt expense	876	708
Amortization of debt issuance costs	344	618
Equity-based compensation	5,465	1,232
Impairment of property and equipment	2,282	—
Impairment of investment	2,000	—
Other operating items, net	291	(237)
Changes in operating assets and liabilities
Accounts receivable	(46,057)	(47,998)
Prepaid expenses and other assets	(17,848)	(830)
Accounts payable and accrued liabilities	14,625	3,525
Net cash provided by (used in) operating activities	64,305	(24,010)
Cash flows from investing activities
Acquisitions, net of cash received	—	(55,507)
Purchase of property and equipment	(63,050)	(41,680)
Proceeds received from sale of property and equipment	3,953	5,738
Net cash used in investing activities	(59,097)	(91,449)
Cash flows from financing activities
Proceeds from revolving line of credit and issuance of long-term debt	25,000	34,000
Payments on long-term debt	(20,000)	(34,000)
Payments of capital lease obligations	(1,029)	—
Proceeds from initial public offering	—	140,070
Proceeds from share issuance	431	—
Payments incurred for initial public offering	—	(11,566)
Distributions to noncontrolling interests	(280)	(309)
Other	(657)	—
Net cash provided by financing activities	3,465	128,195
Effect of exchange rate changes on cash	(146)	—
Net increase in cash and cash equivalents	8,527	12,736
Cash and cash equivalents, beginning of period	2,774	40,041
Cash and cash equivalents, end of period	$11,301	$52,777
Supplemental cash flow disclosure:
Cash paid for interest	$1,959	$849
Cash (refunds) paid for income taxes	$(1,188)	$27
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$25,013	$4,961

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business:  Select Energy Services, Inc. (“we,” “Select Inc.” or the “Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of a membership interest in SES Holdings, LLC (“SES Holdings”).

On November 1, 2017, the Company completed the transactions in which subsidiaries of Select Inc. and SES Holdings merged with Rockwater Energy Solutions, Inc. (“Rockwater”) and Rockwater Energy Solutions, LLC (“Rockwater LLC”), respectively, in a stock-for-stock or unit-for-unit transaction (the “Rockwater Merger”). Rockwater operations described in this report describe the operations of Rockwater LLC. See Note 3—Acquisitions for further discussion.

We are a leading provider of total water management and chemical solutions to the oil and gas industry in the United States and Western Canada. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major unconventional onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion. In most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac fluid systems and production chemicals used to enhance performance over the life of a well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand hauling and fluid logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

Reorganization:  On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A‑1 common stock, par value $0.01 per share (“Class A-1 Common Stock”) at an offering price of $20.00 per share. In conjunction with the Select 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”) and SES Holdings effected a 10.3583 for 1 unit split. In exchange for the contribution of all net proceeds from the Select 144A Offering to SES Holdings, SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. Select Inc. also acquired 3,802,972 SES Holdings LLC Units from certain legacy owners (the “Contributing Legacy Owners”) in exchange for the issuance of 3,802,972 shares of Select Inc. Class A common stock, par value $0.01 per share (“Class A Common Stock”). Upon the effectiveness of a shelf registration statement registering such shares for resale on June 13, 2017, all shares of Class A-1 Common Stock converted into shares of Class A Common Stock on a one-for-one basis. Refer below for further discussion. Shareholders of Class A Common Stock, and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock. The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

Initial Public Offering: On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Class A Common Stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A Common Stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by it, the Company received $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). The Company contributed all of the net proceeds received by it to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under the Company’s Previous Credit Facility (as defined and discussed in Note 8) to fund the cash portion of the purchase price of the GRR Acquisition, as defined below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds were used for general corporate purposes, including funding capital expenditures.

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

Credit Agreement:  Concurrent with the Rockwater Merger, the Company entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”). In addition, the obligations under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated. See Note 8—Debt for further discussion.

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

On May 14, 2018, SES Holdings, pursuant to the limited liability company agreement of SES Holdings, exchanged 10,948,669 SES Holdings LLC Units (along with a corresponding number of shares of our Class B common stock) for an equivalent number of shares of our Class A common stock. 9,948,669 of such shares of Class A common stock were distributed to members of Legacy Owner Holdco, with the remaining shares distributed to WDC Aggregate LLC.

Registration rights:  In December 2016, in connection with the closing of the Select 144A Offering, Select Inc. entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the Select 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the U.S Securities and Exchange Commission (“SEC”), in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of Class A Common Stock issuable upon conversion of the Class A‑1 Common Stock sold in the Select 144A Offering plus any additional shares of Class A‑1 Common Stock issued in respect thereof whether by stock dividend, stock distribution, stock split or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the IPO. The Company filed this registration statement with the SEC on April 28, 2017 and this registration statement was declared effective by the SEC on June 13, 2017. Accordingly, each share of Class A‑1 Common Stock outstanding automatically converted into a share of Class A Common Stock on a one‑for‑one basis at that time. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Class A Common Stock obtained pursuant to the Exchange Right. Legacy Owner Holdco exercised this right in May 2018, and the registration statement registering these shares was declared automatically effective by the SEC on May 16, 2018.

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

This Form 10-Q relates to the three and six months ended June 30, 2018 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2017 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC on March 19, 2018, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and the Current Period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority‑owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of June 30, 2018, the Company has no equity method investees and one cost method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the Current Period, the Company determined that its cost method investee was no longer fully recoverable and was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2017 included in the Company’s most recent Annual Report on Form 10-K. There have been no significant changes in such policies or the application of such policies during the Current Period.

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

Asset retirement obligations:  The following table describes the changes to the Company’s asset retirement obligation (ARO) liability for the Current Period:

For the six months ended June 30, 2018
(in thousands)
Balance at beginning of Current Period	$1,846
Accretion expense, included in depreciation and amortization expense	97
Change in estimate	386
Divestitures	(508)
Balance at end of Current Period	$1,821

We review the adequacy of our asset retirement obligation liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long term liabilities in the accompanying consolidated balance sheets for the six months ended June 30, 2018 and year ended December 31, 2017.

Change in depreciable lives of property and equipment: In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This most recent review, conducted in first quarter 2018, indicated that the economic lives of certain assets were longer than the historic asset lives previously used by the Company. As a result, effective January 1, 2018, the Company changed its estimates of the useful lives of certain assets included in vehicles and equipment and machinery and equipment to better reflect the estimated periods during which these assets will remain in service. The average estimated useful lives of the assets impacted in the vehicles and equipment category increased from 6.0 to 8.1 years while the average estimated useful lives of assets impacted in machinery and equipment increased from 5.5 years to 6.9 years. The change in the estimated useful lives of fixed assets was implemented on a prospective basis and does not require restatement of previously reported depreciation and amortization expense. For the Current Quarter the effect of this change in accounting estimate was to reduce depreciation and amortization expense by $4.8 million, increase net income by $4.6 million and increase basic and diluted earnings per share by $0.04 attributable to our stockholders. For the Current Period the effect of this change in accounting estimates was to reduce depreciation and amortization expense by $9.5 million, increase net income by $9.3 million and increase basic and diluted earnings per share by $0.09 attributable to our stockholders.

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

The Company will lose its emerging growth company status as of December 31, 2018, as the market value of our common stock held by non-affiliates was greater than $700 million as of June 30, 2018.

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. As the Company will lose its EGC status on December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The Company does not expect the adoption of the ASU or related ASU’s 2016-08, 2016-10, 2016-12 and 2016-20, will have a material impact on its consolidated financial statements and is evaluating the impact on the related disclosures and internal controls over financial reporting. The Company will use the modified retrospective method upon adoption of the ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements. Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As the Company will lose its EGC status on December 31, 2018, the ASU will become effective January 1, 2019. The Company currently anticipates that it will elect to recognize its lease assets and liabilities on a prospective basis, beginning on January 1, 2019, using an optional transition method. The adoption of these ASU’s will have an impact on how the Company’s consolidated balance sheets, statements of operations, cash flows, and disclosures contained in its notes to consolidated financial statements will be presented; however, because the Company is currently evaluating the impact of these ASU’s and, ASU 2018-01, Land Easements, it is unable to quantify the overall impact at this time.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share‑based payment award transactions. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement was effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. As the Company will lose its EGC status on December 31, 2018, the ASU will become effective for calendar year 2018 at that time. Certain amendments in this update should be applied prospectively, while other amendments in the update should be applied retrospectively, with early adoption permitted in any interim or annual period. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. As the Company will lose its EGC status on December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The amendments in this ASU should be applied using a retrospective approach. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. As the Company will lose its EGC status on December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The amendments in this ASU should be applied prospectively. The Company does not expect the adoption of the ASU will have a material impact on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The pronouncement should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU in 2018, and the adoption of this guidance did not materially affect its consolidated financial statements and related disclosures.

NOTE 3— ACQUISITIONS

Business combinations

Rockwater Merger

On November 1, 2017, the Company completed the Rockwater Merger in which the Company combined with Rockwater. Total consideration was $620.2 million based on the closing price of the Company’s shares of Class A Common Stock on November 1, 2017. Consideration transferred consisted of shares of Class A Common Stock, shares of Class A-2 Common Stock, shares of Class B Common Stock, and SES Holdings LLC Units. Consideration transferred also included the Company’s previously held interest in Rockwater, which was acquired as consideration in a sale of assets by Select’s predecessor to Rockwater’s predecessor in 2008 prior to the contribution of those assets to Rockwater and the related conversion of the ownership interests received by Select’s predecessor to ownership interests in Rockwater in 2011, and the fair value of Rockwater’s replaced share-based payments attributed to pre-acquisition service. In addition, the Company’s previously held interest in Rockwater was cancelled pursuant to the Merger Agreement. The previously held interest in Rockwater was previously included in other assets in the consolidated balance sheet. It was remeasured to a fair value of $2.3 million, which resulted in a gain of $1.2 million recognized in the fourth quarter of 2017 in other income in the consolidated statements of operations. For the Current Quarter and the Current Period, the Company expensed $1.7 million and $3.7 million of transaction-related costs, respectively, which are included in selling, general and administrative expenses within the consolidated statements of operations.

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

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation and the recorded valuation of property and equipment. The Company has received reports from these experts including estimates, judgments and assumptions for the valuation of the tangible and intangible assets acquired and liabilities assumed. These reports along with the analysis and expertise of management have formed the basis for the preliminary allocation. Detailed analysis and review of the assets acquired, including confirmation of the condition, existence and utility of the assets is currently ongoing. Management believes that the current information provides a reasonable basis for estimating fair values of assets acquired and liabilities assumed. These estimates, judgments and assumptions are subject to change and should be treated as preliminary as purchase accounting is subject to a twelve month measurement period adjustment to reflect any new information about the facts and circumstances that existed as of the acquisition date, if such facts and circumstances would have affected the measurement of the amounts recognized as of the acquisition date. Included in the working capital figure in the table below is accounts receivable acquired with a fair value of $196.9 million, and a gross contractual amount of $199.1 million. The Company expects $2.2 million of the gross contractual amount to be uncollectible. Management estimated that total consideration paid exceeded the fair value of the net assets acquired and liabilities assumed by $252.2 million, which excess was recognized as goodwill. The goodwill recognized was primarily attributable to synergies driven by expanding into new geographies and service offerings, strengthening existing service lines, acquiring an established, trained workforce and expected cost reductions. Goodwill of $235.9 million and $16.3 million was allocated to the Company’s Water Solutions and Oilfield Chemicals segments, respectively.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (25,914,260 shares)	$423,957
Class A-2 Common Stock (6,731,845 shares)	110,133
Class B Common Stock (4,356,477 shares) and SES Holdings common units issued (4,356,477 units)	71,272
Fair value of previously held interest in Rockwater	2,310
Fair value of Rockwater share-based awards attributed to pre-acquisition service	12,529
Total consideration transferred	620,201
Less: identifiable assets acquired and liabilities assumed
Working capital(1)	143,571
Property and equipment(2)	183,975
Intangible assets
Customer relationships	89,007
Trademarks and patents	31,215
Non-compete agreements	3,810
Other long-term assets	62
Deferred tax liabilities	(408)
Long-term debt	(80,555)
Other long-term liabilities	(2,650)
Total identifiable net assets acquired	368,027
Goodwill	252,174
Fair value allocated to net assets acquired	$620,201

(1)

During the Current Period, the Company obtained additional information related to working capital which led to a decrease of $3.3 million and a corresponding increase in goodwill of $3.3 million compared to the estimated fair values included in the 2017 Form 10-K.

(2)

During the Current Period, the Company obtained additional information related to property and equipment which led to a decrease of $1.6 million and a corresponding increase in goodwill of $1.6 million compared to the estimated fair values included in the 2017 Form 10-K.

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

The total consideration for the GRR Acquisition was $59.6 million, subject to customary post-closing adjustments, with $53.0 million paid in cash, $1.1 million in assumed tax liabilities and $5.5 million paid to the sellers in shares of Class A Common Stock valued at $20.00 per share. The Company funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Company’s Previous Credit Facility. For the six months ended June 30, 2017, the Company expensed $1.0 million of transaction-related costs, which are included in selling, general and administrative expenses within the consolidated statements of operations. The GRR Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $12.0 million was recorded. The goodwill recognized was primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the GRR Acquisition and was attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

The GRR Acquisition contributed revenue and net income of $11.1 million and $1.7 million, respectively, to the consolidated results of the Company for the period from March 10, 2017, the date of completion of the GRR Acquisition, to June 30, 2017.

The following unaudited consolidated pro forma information is presented as if the Rockwater Merger, the Resource Water Acquisition and the GRR acquisition had occurred on January 1, 2017:

	Pro Forma
	Three months ended June 30,	Six months ended June 30,
	2017	2017
	(unaudited)
	(in thousands)
Revenue	$303,047	$532,282

Net loss	$(9,393)	$(33,537)
Less: net loss attributable to noncontrolling interests(1)	3,780	13,564
Net loss attributable to Select Energy Services, Inc.(1)	$(5,613)	$(19,973)

(1) The allocation of net loss attributable to noncontrolling interests and Select Inc. gives effect to the equity structure as of June 30, 2017 as though the Select 144A Offering, the IPO, the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition occurred as of January 1, 2017. However, the calculation of pro forma net loss does not give effect to any other pro forma adjustments for the Select 144A Offering or the subsequent IPO.

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Rockwater Merger, Resource Water Acquisition and GRR Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2017 and other related pro forma adjustments.

The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Rockwater Merger, the Resource Water Acquisition or the GRR Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred as of January 1, 2017 or of future operating performance.

Asset acquisitions

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

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in industry activity that began in 2014, the Company made the decision during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. In addition, the Company has decided to consolidate or close additional facilities in relation to its Rockwater Merger.  During the Current Period, the Company recorded $3.1 million of charges related to exit and disposal activities. During the Prior Period, the Company recorded $2.3 million of charges related to exit and disposal activities and reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities. The Company had a remaining balance of $22.0 million, inclusive of a short‑term balance of $2.8 million in accrued expenses and other current liabilities, as of June 30, 2018 related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. As of June 30, 2018, the Company has completed its exit from underperforming facilities but will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan. The changes in the abandoned lease obligations for the Current Period and Prior Period are as follows:

		Provision during the	Usage during the
	Balance as of	six months ended	six months ended	Balance as of
	December 31, 2017	June 30, 2018	June 30, 2018	June 30, 2018
	(in thousands)
Lease obligations and terminations	$21,350	$2,807	$3,465	$20,692
Reclassification of deferred rent	1,254			1,332
Total	$22,604			$22,024

		Provision during the	Usage during the
	Balance as of	six months ended	six months ended	Balance as of
	December 31, 2016	June 30, 2017	June 30, 2017	June 30, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$2,281	$1,384	$18,897
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$20,151

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$16,161	$11,462
Finished goods	32,961	29,674
Materials and supplies	2,952	3,462
	52,074	44,598
Inventory reserve	(394)	—
	$51,680	$44,598

During the Current Quarter and the Current Period, the Company recorded charges to the reserve for excess and obsolete inventory in the amount of $0.1 million and $0.4 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. No charges were recorded during the Prior Quarter or Prior Period. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June  30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Land	$14,402	$15,286
Buildings and leasehold improvements	98,376	99,222
Vehicles and equipment	72,529	70,537
Vehicles and equipment - capital lease	2,628	2,810
Machinery and equipment	715,302	716,420
Machinery and equipment - capital lease	545	544
Computer equipment and software	13,082	12,466
Computer equipment and software - capital lease	356	356
Office furniture and equipment	4,320	4,320
Disposal wells	63,294	67,805
Other	497	497
Construction in progress	78,516	44,732
	1,063,847	1,034,995
Less accumulated depreciation and impairment	(580,102)	(560,886)
Total property and equipment, net	$483,745	$474,109

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the Current Quarter,  the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero.

During the Current Quarter,  Prior Quarter,  Current Period and Prior Period, depreciation expense was $27.9 million, $20.3 million, $55.4 million and $39.9 million, respectively.

As a result of the Rockwater Merger, the Company acquired various capital leases for certain vehicles, machinery and equipment that expire at various dates during the next five years. Depreciation of assets held under capital leases for the Current Quarter and the Current Period was $0.3 million and $0.7 million, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The Company had no capital lease obligations as of June 30, 2017.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs. The changes in the carrying amounts of goodwill by reportable segment as of June 30, 2018 and December 31, 2017 are as follows:

	Water	Oilfield	Wellsite
	Solutions	Chemicals	Services	Total
	(in thousands)
Balance as of December 31, 2016	$—	$—	$12,242	$12,242
Additions	245,542	15,637	—	261,179
Balance as of December 31, 2017	245,542	15,637	12,242	273,421
Measurement period adjustment(1)	4,282	656	—	4,938
Balance as of June 30, 2018	$249,824	$16,293	$12,242	$278,359

(1)	See Note 3―Acquisitions for additional information.

The components of other intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30, 2018			As of December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Customer relationships	$169,250	$63,569	$105,681	$169,250	$57,836	$111,414
Patents and trademarks	33,544	915	32,629	33,544	414	33,130
Other	14,704	4,106	10,598	14,704	3,182	11,522
Total other intangible assets	$217,498	$68,590	$148,908	$217,498	$61,432	$156,066

The Company had $5.3 million in indefinite-lived water rights as of both June 30, 2018 and December 31, 2017 and are included within the other component in the tables above. The Company had $23.4 million in indefinite-lived trademarks as of both June 30, 2018 and December 31, 2017 and are included in the patents and trademarks component in the table above.

Amortization expense was $3.3 million, $2.6 million,  $7.2 million and $4.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2018	$5,846
2019	11,595
2020	11,301
2021	10,118
2022	9,904
Thereafter	71,428

NOTE 8—DEBT

Credit facility and revolving line of credit

Our subsidiary, Select Energy Services, LLC’s (“Select LLC”) previous credit facility (the “Previous Credit Facility”), was amended on December 20, 2016 to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100.0 million. On November 1, 2017, in connection with the Closing (defined below), SES Holdings entered into the Credit Agreement, the obligations of SES Holdings and Select LLC under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated.

On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as Borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, the Company has the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the closing. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the earlier termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

The Credit Agreement permits extensions of credit up to the lesser of $300.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Billed Receivables (as defined in the Credit Agreement), plus (ii) 75% of Eligible Unbilled Receivables (as defined in the Credit Agreement), provided that this amount will not equal more than 35% of the borrowing base, plus (iii) the lesser of (A) the product of 70% multiplied by the value of Eligible Inventory (as defined in the Credit Agreement) at such time and (B) the product of 85% multiplied by the Net Recovery Percentage (as defined in the Credit Agreement) identified in the most recent Acceptable Appraisal of Inventory (as defined in the Credit Agreement), multiplied by the value of Eligible Inventory at such time, provided that this amount will not equal more than 30% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the Credit Agreement), if any, established by the Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the Credit Agreement). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

Borrowings under the Credit Agreement bear interest, at Select LLC’s election, at either the (a) one-, two-, three- or six-month LIBOR (“Eurocurrency Rate”) or (b) the greatest of (i) the federal funds rate plus 0.5%, (ii) the one-month Eurocurrency Rate plus 1% and (iii) the Administrative Agent’s prime rate (the ”Base Rate”), in each case plus an applicable margin. Interest is payable monthly in arrears. The applicable margin for Eurocurrency Rate loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Credit Agreement. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Agreement will bear interest at 2.00% plus the otherwise applicable interest rate.

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

The Company had $80.0 million and $75.0 million outstanding under the Credit Agreement as of June 30, 2018 and December 31, 2017, respectively. The weighted‑average interest rate of outstanding borrowings under the Credit Agreement was 3.966% and 3.319% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the borrowing base under the Credit Agreement was $286.9 million and $262.1 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $18.3 million and $19.8 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $188.6 million at June 30, 2018.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2018 and December 31, 2017 were $3.0 million and $3.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet. Amortization expense related to debt issuance costs were $0.2 million, $0.3 million, $0.3 million and $0.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2018.

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

Certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency (“U.S. EPA”). It is alleged that certain employees at some of the facilities altered emissions controls systems on 4% of the vehicles in the fleet in violation of the Clean Air Act. The Company is cooperating with the relevant authorities to resolve the matter. At this time no administrative, civil or criminal charges have been brought against the Company and the Company cannot estimate the possible fines and penalties that may be levied against the Company.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

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

The maximum number of shares initially reserved for issuance under the 2016 Plan was 5,400,400 shares of Class A Common Stock, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. After giving effect to the Equity Plan Amendment, the maximum number of shares of Class A Common Stock reserved for issuance under the 2016 Plan is equal to (i) 5,400,400 shares plus (ii) 1,011,087 shares that became available on account of the assumption of the Rockwater Equity Plan, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. The maximum number of shares described in the preceding sentence does not include 2,879,112 shares of Class A Common Stock related to substitute awards that were granted under the 2016 Plan following the conversion of outstanding equity awards originally granted under the Rockwater Equity Plan in accordance with the Merger Agreement.

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

The Company utilized the Monte Carlo simulation model to determine fair value of the options granted during January 2018, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

The table below presents the assumptions used in determining the fair value of stock options granted during January 2018. The weighted‑average grant date fair value of stock options granted was $8.98.

Assumptions
Underlying equity	$20.50
Strike price	$20.50 - 30.75
Dividend yield (%)	0.0%
Risk free rate (%)	2.3%
Volatility (%)	50.0%
Expected term (years)	10.0

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2018
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,495,935	$14.12	8.7	$5,998
Granted	584,846	26.02
Exercised	(37,209)	10.13
Forfeited	(29,626)	16.94
Expired	(38,611)	17.32
Ending balance, outstanding	3,975,335	$15.85	5.0	$6,566
Ending balance, exercisable	1,763,150	$12.06	3.6	$4,356
Non-vested at end of period	1,073,723	$19.25

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $14.53 as of June 29, 2018.

The Company recognized $1.4 million, $0.5 million, $2.7 million and $1.0 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2018, there was $7.5 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is being recorded as compensation expense ratably over the vesting term which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.2 million, $0.1 million, $2.1 million and $0.2 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2018, there was $8.3 million of unrecognized compensation expense with a weighted-average remaining life of 2.1 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2018
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Non-vested at December 31, 2017	299,801	$16.36
Granted	430,595	19.62
Vested	(137,824)	16.36
Forfeited	(18,640)	16.36
Non-vested at June 30, 2018	573,932	$18.80

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2018
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at December 31, 2017	30,360	$19.88
Granted	—	—
Vested	(27,860)	19.96
Non-vested at June 30, 2018	2,500	$19.00

Performance Share Units (PSUs)

During 2018, the Company approved grants of performance share units (“PSUs”) that are subject to both performance-based and service-based vesting provisions. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSU will be calculated based on performance against certain metrics that relate to the Company’s return on asset  performance over the January 1, 2018 through December 31, 2020 performance period. The target number of shares of Class A Common Stock subject to each PSU is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2021, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.4 million and $0.6 million related to the PSUs for the Current Quarter and Current Period, respectively.

As of June 30, 2018, the fair value of outstanding PSUs issued was $4.0 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $3.4 million and is expected to be recognized over a weighted-average period of 2.5 years as of June 30, 2018.

The following table summarizes the information about the performance share units that were outstanding at June 30, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period

2018	—	274,106	—	—	274,106

Total	—	274,106	—	—	274,106

Stock-Settled Incentive Awards

Effective May 17, 2018, Company approved grants of stock-settled incentive awards to certain key employees under the 2016 Equity Incentive Plan that are subject to both market-based and service-based vesting provisions. These awards will vest after a two-year service period and, if earned, settled in shares of the Company stock. The ultimate amount earned is based on the achievement of the market metrics, which is based on the stock price of the Company at the vesting date, for which payout could range from 0% to 200%. Any award not earned on the vesting date is forfeited. The target amount that becomes earned during the performance period will be determined in accordance with the following table:

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%

(1)

The stock price at vesting date equals the greater of (i) the fair market value of a share of the Company’s stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Company’s stock, as reported on the NYSE, for the 30 trading days preceding the vesting date.

The target amount of stock-settled incentive awards granted was $3.8 million. However, the ultimate settlement of the awards will be in shares of the Company’s stock with fair market value equal to the earned amount, which could range from 0% to 200% of the target amount depending on the stock price at vesting date.

Compensation expense associated with the stock-settled incentive awards is recognized ratably over the corresponding requisite service period. The fair value of the stock-settled incentive awards was determined using the Black-Scholes-Merton probability model. The key assumptions in the model included price, the expected volatility of our stock, risk-free interest rate is based on U.S. Treasury yield curve, cross-correlations between our and our self-determined peer companies’ asset, equity and debt-to-equity volatility.

During both the Current Quarter and the Current Period, the Company recognized stock compensation expense of $0.1 million related to the stock-settled incentive awards. The unrecognized compensation cost related to our unvested stock-settled incentive awards is estimated to be $1.4 million and is expected to be recognized over approximately 22 months as of June 30, 2018.

Employee Stock Purchase Plan (ESPP)

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of our common stock at a discount. The plan provides for four offering periods for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The plan is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the six months ended June 30, 2018
Cash received for shares issued	$54
Shares issued	3,986

Phantom unit awards

The Company’s phantom unit awards were cash settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of the Company’s Class A common stock on the date of completion of the Company’s IPO, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash‑settlement feature of these awards, the Company considered these awards to be liability awards, which were measured at fair value at each reporting date and the pro rata vested portion of the award was recognized as a liability to the extent that the performance condition was deemed probable. On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of the Company’s Class A common stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53, before employer taxes.  The Company recognized compensation expense of $7.8 million during both the Prior Quarter and the Prior Period related to the settlement of its phantom unit awards. As of June 30, 2018 and 2017 there were no phantom units outstanding.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2018 or the year ended December 31, 2017.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at June 30, 2018 and December 31, 2017 due to the short‑term maturity of these instruments. The carrying value of debt as of June 30, 2018 and December 31, 2017 approximates fair value due to variable market rates of interest. The fair value of debt at June 30, 2018 and December 31, 2017, which is a Level 3 measurement, is estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the Rockwater Merger, Resource Water Acquisition and GRR Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

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

During the Current Quarter, sales to related parties were $1.2 million and purchases from related party vendors were $4.2 million. These purchases consisted of $1.0 million relating to purchases of property and equipment, $2.6 million relating to the rental of certain equipment or other services used in operations and $0.6 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $0.6 million and purchases from related party vendors were $1.7 million. These purchases consisted of $0.5 million relating to purchases of property and equipment, $0.1 million relating to inventory and consumables, $0.4 million relating to the rental of certain equipment or other services used in operations, and $0.7 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $3.6 million and purchases from related party vendors were $7.5 million. These purchases consisted of $2.6 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $3.8 million relating to the rental of certain equipment or other services used in operations and $0.9 million relating to management, consulting and other services.

During the Prior Period, sales to related parties were $1.1 million and purchases from related party vendors were $2.9 million. These purchases consisted of $0.7 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $0.8 million relating to the rental of certain equipment or other services used in operations, and $1.2 million relating to management, consulting and other services.

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

NOTE 13—INCOME TAXES

The Company’s effective tax rates for the Current Quarter, Prior Quarter, Current Period and Prior Period were 0.6%, (1.3)%,  1.5% and (0.1)%, respectively. The effective tax rates for the Current and Prior Quarter and the Current and Prior Period differ from the statutory rate of 21% and 35%, respectively, due to net income allocated to noncontrolling interests, state income taxes, and valuation allowances. The change in the effective tax rate is primarily due to positive pretax income in the Current Period relative to a loss in the Prior Period. The Company recorded income tax expense (benefit) of $0.2 million, $(0.1) million, $0.6 million and a nominal amount for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Tax Cuts and Jobs Act (“the TCJA”), was enacted on December 22, 2017, and the Company recorded provisional estimates for the impacts of the TCJA in the December 31, 2017 period. Such amounts remain provisional and the Company has not made any material adjustments as of June 30, 2018. Staff Accounting Bulletin No. 118 provides the Company with one year from the date of enactment to finalize its accounting related to the TCJA. Certain provisions of the TCJA became effective beginning on January 1, 2018 and the Company has incorporated reasonable estimates of these provisions into its calculation of its effective annual tax rate and its tax expense for the period ending June 30, 2018. The Company’s reasonable estimates may be affected in the future as additional regulatory guidance is provided and the Company gains a more thorough understanding of the TCJA. The Company intends to make any necessary final adjustments to the estimates upon the filing of its remaining tax returns during the quarter ending September 30, 2018. The Company does not anticipate the adjustments, if any, will be material.

NOTE 14—NONCONTROLLING INTERESTS

The Company has ownership interests in multiple subsidiaries that are consolidated within the Company’s financial statements but are not wholly owned. During the Current Period and Prior Period, the Company entered into transactions that impacted its ownership interest in certain of these subsidiaries while maintaining control over such subsidiaries. As a result of the Company’s change in ownership interest in these subsidiaries, the Company reduced its noncontrolling interests and recognized an increase in equity related to transactions with holders of noncontrolling interests. The Company reports a noncontrolling interest representing the common units of SES Holdings held by Legacy Owner Holdco. Changes in Select Inc.’s ownership interest in SES Holdings while it retains its controlling interest are accounted for as equity transactions.

The following table summarizes the effects of changes in noncontrolling interests on equity for the Current Period and the Prior Period:

	For the six months ended June 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$27,062	$(8,388)
Transfers from noncontrolling interests:
Decrease in additional paid-in capital as a result of the contribution of proceeds from the IPO to SES Holdings, LLC in exchange for common units	—	(41,128)
Decrease in additional paid-in capital as a result of the contribution of net assets acquired to SES Holdings, LLC in exchange for common units	—	(4,195)
Decrease in additional paid-in capital as a result of stock option exercises	(1)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	2,195	—
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	104	—
Increase in additional paid-in capital as a result of the repurchase of common units of SES Holdings, LLC	74	—
Increase in additional paid-in capital as a result of the conversion of Class B to Class A shares	111,803	—
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	(4)	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$141,233	$(53,711)

NOTE 15—EARNINGS (LOSS) PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,834,105 and 1,848,482 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Current Period, respectively, as the effect is antidilutive.

The following tables presents the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2018				Three months ended June 30, 2017
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-1	Class B
Numerator:
Net income (loss)	$25,023				$(10,490)
Net (income) loss attributable to noncontrolling interests	(8,060)				6,274
Net income (loss) attributable to Select Energy Services, Inc. — basic	16,963	$16,963	$—	$—	(4,216)	$(2,184)	$(2,032)	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	6	6	—	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	22	22	—	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$16,991	$16,991	$—	$—	$(4,216)	$(2,184)	$(2,032)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		71,412,158	—	34,677,182		14,075,052	13,092,308	38,462,541
Dilutive effect of restricted stock		71,969	—	—		—	—	—
Dilutive effect of stock options		261,582	—	—		—	—	—
Dilutive effect of ESPP		99	—	—		—	—	—
Weighted-average shares of common stock outstanding — diluted		71,745,808	—	34,677,182		14,075,052	13,092,308	38,462,541
Earnings (loss) per share:
Basic		$0.24	$—	$—		$(0.16)	$(0.16)	$—
Diluted		$0.24	$—	$—		$(0.16)	$(0.16)	$—

	Six months ended June 30, 2018				Six months ended June 30, 2017
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-1	Class B
Numerator:
Net income (loss)	$41,155				$(22,770)
Net (income) loss attributable to noncontrolling interests	(14,093)				14,382
Net income (loss) attributable to Select Energy Services, Inc. — basic	27,062	$25,784	$1,278	$—	(8,388)	$(3,200)	$(5,188)	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	17	18	(1)	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	49	53	(4)	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$27,128	$25,855	$1,273	$—	$(8,388)	$(3,200)	$(5,188)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		65,270,048	3,235,746	37,488,964		8,999,294	14,587,845	38,462,541
Dilutive effect of restricted stock		118,719	—	—		—	—	—
Dilutive effect of stock options		343,127	—	—		—	—	—
Dilutive effect of ESPP		83	—	—		—	—	—
Weighted-average shares of common stock outstanding — diluted		65,731,977	3,235,746	37,488,964		8,999,294	14,587,845	38,462,541
Earnings (loss) per share:
Basic		$0.40	$0.40	$—		$(0.36)	$(0.36)	$—
Diluted		$0.39	$0.39	$—		$(0.36)	$(0.36)	$—

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

As a result of the Rockwater Merger, during the fourth quarter 2017, the Company reorganized its reporting structure and aligned its segments and underlying businesses to execute on the strategies of the combined company.  The Company’s revised operating and reportable segments are Water Solutions, Oilfield Chemicals and Wellsite Services. Accordingly, prior period segment information has been retrospectively revised as of and for the quarter ended June 30, 2017.

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

Wellsite Services —The Wellsite Completion and Construction Services segment provides oil and natural gas operators with a variety of services, including provision of workforce accommodations and surface rental equipment, crane and logistics services, wellsite and pipeline construction, field and well services, sand hauling and fluid logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada. These services are performed to establish, maintain or improve production throughout the productive life of an oil or gas well or to otherwise facilitate other services performed on a well.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$273,788	$32,997	$21,599	$37,875
Oilfield chemicals	64,842	1,031	2,823	3,424
Wellsite services	55,400	1,983	6,023	4,520
Eliminations	(783)	—	—	—
Income from operations		36,011
Corporate	—	(11,216)	807	—
Interest expense, net	—	(1,342)	—	—
Other income, net	—	1,720	—	—
	$393,247	$25,173	$31,252	$45,819

	For the three months ended June 30, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$107,738	$3,479	$18,642	$23,058
Oilfield chemicals	—	—	—	—
Wellsite services	26,922	(799)	3,878	8,010
Eliminations	(211)	(1)	—	—
Income from operations		2,679
Corporate	—	(14,588)	491	—
Interest expense, net	—	(671)	—	—
Other income, net	—	1,952	—	—
	$134,449	$(10,628)	$23,011	$31,068

	For the six months ended June 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$531,320	$61,200	$42,842	$61,769
Oilfield chemicals	128,472	1,962	5,738	5,679
Wellsite services	111,122	1,278	12,747	9,477
Eliminations	(1,272)	—	—	—
Income from operations		64,440
Corporate	—	(21,042)	1,348	—
Interest expense, net	—	(2,493)	—	—
Other income, net	—	862	—	—
	$769,642	$41,767	$62,675	$76,925

	For the six months ended June 30, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$186,503	$(4,192)	$36,190	$35,013
Oilfield chemicals	—	—	—	—
Wellsite services	48,732	(3,451)	7,534	10,065
Eliminations	(861)	—	—	—
Loss from operations		(7,643)
Corporate	—	(16,774)	937	—
Interest expense, net	—	(1,401)	—	—
Other income, net	—	3,016	—	—
	$234,374	$(22,802)	$44,661	$45,078

Total assets by segment as of June 30, 2018 and December 31, 2017 is as follows:

	As of	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Water solutions	$1,079,348	$994,159
Oilfield chemicals	180,999	186,333
Wellsite services	143,582	151,272
Corporate	29,813	24,604
	$1,433,742	$1,356,368

NOTE 17—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2018, the date these consolidated financial statements were available to be issued.

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

Overview

We are a leading provider of total water management and chemical solutions to the oil and gas industry in the United States and Western Canada. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major unconventional onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion. In most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac fluid systems and production chemicals used to enhance performance over the life of a well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand hauling and fluid logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

Going forward, we may pursue selected, accretive acquisitions of complementary assets, businesses and technologies, including water transfer infrastructure, and believe we are well positioned to capture attractive opportunities due to our market position, customer relationships and industry experience and expertise.

Our Segments

Our services are offered through three operating segments: (i) Water Solutions, (ii) Oilfield Chemicals and (iii) Wellsite Services.

•

Water Solutions.  Our Water Solutions segment is operated primarily under our subsidiary, Select Energy Services, LLC (“Select LLC”), and provides water‑related services to customers that include major integrated oil companies and independent oil and natural gas producers. These services include: the sourcing of water; the transfer of the water to the wellsite through permanent pipeline infrastructure and temporary hose; the containment of fluids off‑ and on‑location; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling of flowback and produced formation water; and the transportation and recycling or disposal of drilling, completion and production fluids.

•

Oilfield Chemicals.  Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater Energy Solutions, LLC (“Rockwater LLC”). Under this segment, we develop, manufacture and provide a full suite of completion and specialty chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our customers for completion and specialty chemicals are primarily leading pressure pumping service companies in the United States. We also provide production chemicals, which are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well.

•

Wellsite Services.  Our Wellsite Services segment provides a number of services across the U.S. and Canada and is operated primarily under our subsidiaries Peak Oilfield Services, LLC (“Peak”), Affirm Oilfield Services, LLC (“Affirm”) and Rockwater LLC. Peak provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to the U.S. onshore oil and gas industry. Affirm provides oil and gas operators with a variety of services, including crane and logistics services, wellsite and pipeline construction and field services. Operating under Rockwater LLC, we also offer sand hauling and fluid logistics services in the Rockies and Bakken regions as well as water transfer, containment, fluid hauling and rental services in Canada.

How We Generate Revenue

We currently generate a significant majority of our revenue through our Water Solutions segment, specifically through our water management services associated with hydraulic fracturing. We generate the majority of our revenue through customer agreements with fixed pricing terms but no guaranteed throughput amounts. While we have some long‑term pricing arrangements, most of our water and water‑related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue through our Oilfield Chemicals segment, which provides completion, specialty chemicals and production chemicals, and our Wellsite Services segment, which provides workforce accommodations and related rentals; a variety of wellsite completion and construction services, including wellsite and pipeline construction, field and well services, sand hauling and fluid logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada. We invoice the majority of our Oilfield Chemicals customers for services provided under such segment based on the quantity of chemicals used or pursuant to short‑term contracts as the customer’s needs arise. We invoice the majority of our customers for services under our Wellsite Services segments on a per job basis or pursuant to short‑term contracts as the customer’s needs arise.

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

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $117.5 million,  $60.4 million, $233.9 million and $100.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $71.2 million,  $33.1 million, $140.2 million and $62.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Our depreciation costs are expected to increase over the next year as a result of the Rockwater Merger.

We incur significant transportation costs, associated with our service lines, including fuel and freight. We incurred fuel costs of $21.7 million,  $7.2 million, $42.2 million and $13.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred raw material costs of $69.3 million,  $12.5 million, $137.8 million and $20.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Raw materials costs of  $47.5 million and $95.6 million were attributable to our chemical products for the Current Quarter and the Current Period, respectively. We incurred water sourcing costs of $14.2 million,  $8.8 million, $26.7 million and $14.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Industry Overview

We benefited from increasing crude oil pricing during the Current Quarter, which provides our customers with additional incentive to drill and complete wells. WTI (Cushing) spot prices rose from $63.05 on April 2, 2018 to close at $74.13 on June 29, 2018. The average WTI price for the Current Quarter of $68.07 compared favorably to average price of the $48.10 for the Prior Quarter. While we cannot be confident on the future direction of oil prices, our discussions with customers and market knowledge indicate that this price range is supportive for continued development of U.S. unconventional oil resources. While natural gas prices are not presently at a level that would encourage activity growth, the bulk of our business is tied to completions of oil wells.

Trends beyond oil prices present both support and challenges. While leading edge lateral lengths and proppant use have plateaued, the average operator continues to catch up to this leading edge. The increased use of lower cost, in-basin sand in the Permian Basin supports this development, which should lead to increased pre-frac water demand per well. While pipeline capacity constraints may temporarily restrain completion activity in the Permian, we believe we are better positioned than many of our smaller competitors to reallocate equipment and personnel across basins to where they are most needed. A moderation of activity in this region may also curb cost inflation, which has posed a challenge as both the rig count and the number of working frac crews have increased substantially in the Permian over the last 18 months.

For our Oilfield Chemicals segment, the recent opening of our Midland Friction Reducer production line should save us substantial freight and logistics cost relative to shipping this high-volume product out of our Tyler, TX production facility. The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities.

Our operations have benefited from the investments and acquisitions we have made since our IPO, and we continue to invest in the business. When evaluating new investment decisions, we prioritize high returns on long-lived assets. One way we do this is through margin-enhancing capital expenditures, which often comprises upgrading equipment to realize a higher margin on it, such as replacing conventional water pumps with automated ones. Another area of evaluation is the potential to invest in longer-lived infrastructure assets in areas we believe will see major completion activity. We believe our customer relationships, technical expertise, and formidable balance sheet provide us with advantages in this area.

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

Gross Profit (Loss)

To measure our financial performance, we analyze our gross profit (loss), which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare gross profit (loss) to prior periods and across segments to identify trends as well as underperforming segments.

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

Acquisition Activity

As described above, we are continuously evaluating potential investments, particularly in water transfer, infrastructure and other water‑related services and technology. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions would not be included in our historical results of operations.

Rockwater Merger

On November 1, 2017, we completed the Rockwater Merger whereby we acquired the business, assets and operations of Rockwater and Rockwater LLC. Our historical financial statements for periods prior to November 1, 2017 do not include the results of operations of Rockwater or Rockwater LLC.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$273,733	$107,812	$165,921	153.9%
Oilfield chemicals	64,807	—	64,807	NM
Wellsite services	54,707	26,637	28,070	105.4%
Total revenue	393,247	134,449	258,798	192.5%

Costs of revenue
Water solutions	203,681	78,028	125,653	161.0%
Oilfield chemicals	58,500	—	58,500	NM
Wellsite services	43,893	21,647	22,246	102.8%
Depreciation and amortization	30,445	22,520	7,925	35.2%
Total costs of revenue	336,519	122,195	214,324	175.4%
Gross profit	56,728	12,254	44,474	362.9%

Operating expenses
Selling, general and administrative	26,871	23,254	3,617	15.6%
Depreciation and amortization	807	491	316	64.4%
Impairment of property and equipment	2,282	—	2,282	NM
Lease abandonment costs	1,973	418	1,555	372.0%
Total operating expenses	31,933	24,163	7,770	32.2%
Income (loss) from operations	24,795	(11,909)	36,704	308.2%

Other income (expense)
Interest expense, net	(1,342)	(671)	(671)	100.0%
Foreign currency losses, net	(340)	—	(340)	NM
Other income, net	2,060	1,952	108	5.5%
Income (loss) before tax expense	25,173	(10,628)	35,801	336.9%
Tax benefit (expense)	(150)	138	(288)	NM
Net income (loss)	$25,023	$(10,490)	$35,513	338.5%

Revenue

Our revenue increased $258.8 million, or 192.5%, to $393.2 million for the Current Quarter compared to $134.4 million for the Prior Quarter. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $165.9 million resulting from an increase in demand for our services as a result of a rise in completion activities, as well as the Rockwater Merger, which closed on November 1, 2017. For the Current Quarter, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 69.6%, 16.5% and 13.9% of our total revenue, respectively, compared to 80.2%, 0.0%, and 19.8%, respectively, for the Prior Quarter. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $165.9 million, or 153.9%, to $273.7 million for the Current Quarter compared to $107.8 million for the Prior Quarter. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 29.7% and an increase in average quarterly U.S. land rig count of 16.8% during the Current Quarter compared to the Prior Quarter.

Oilfield Chemicals.  Revenue from our oilfield chemicals segment relates entirely to our Rockwater LLC operations.

Wellsite Services.  Revenue increased $28.1 million, or 105.4%, to $54.7 million for the Current Quarter compared to $26.6 million for the Prior Quarter. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 29.7% and an increase in average quarterly U.S. land rig count of 16.8% as compared to the Prior Quarter. The Rockwater Merger contributed $23.7 million of revenue for the Current Quarter.

Costs of Revenue

Costs of revenue increased $214.3 million, or 175.4%, to $336.5 million for the Current Quarter compared to $122.2 million for the Prior Quarter. The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount, and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $125.7 million, or 161.0%, to $203.7 million for the Current Quarter compared to $78.0 million for the Prior Quarter.  The results for the Current Quarter includes costs associated with Rockwater LLC’s operations. The increase was partly attributable to an increase in salaries and wages of $45.5 million as a result of a 114.0% increase in average headcount during the Current Quarter as compared to the Prior Quarter.  In addition to the increases in salaries and wages, we saw an increase in our contract labor expense of $19.0 million as the rapid growth rate in the demand for our services has resulted in increased short-term labor needs while our internal recruitment and hiring continues. The increase in cost of revenue was also attributable to an increase in equipment rental and maintenance expense of $22.6 million, materials and supplies expense of $15.1 million and bulk and retail fuel expense of $11.0 million. The increase in fuel and maintenance related expenses were largely attributable to a 129.0% increase in the average number of trucks and tractors in our fleet.

Oilfield Chemicals.  Cost of revenue from our oilfield chemicals relates entirely to our Rockwater LLC operations. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Cost of revenue increased $22.2 million, or 102.8%, to $43.9 million for the Current Quarter compared to $21.6 million for the Prior Quarter. The results for the Current Quarter include $20.0 million of costs associated with Rockwater LLC’s Canadian operations and Bakken sand and fluid hauling operations. Excluding Rockwater LLC’s operations, the remaining increase was largely attributable to an increase in salaries and wages, certain labor support and materials costs of $2.4 million during the Current Quarter as compared to the Prior Quarter resulting from increased demand for our services, partially offset by a reduction in equipment rental expense of $1.0 million.

Depreciation and Amortization. Depreciation and amortization expense increased $7.9 million, or 35.2%, to $30.4 million for the Current Quarter compared to $22.5 million for the Prior Quarter.  The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit

Gross profit improved by $44.5 million, or 362.9%, to a gross profit of $56.7 million for the Current Quarter compared to a gross profit of $12.3 million for the Prior Quarter as a result of factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased  $3.6 million, or 15.6%, to $26.9 million for the Current Quarter compared to $23.3 million for the Prior Quarter.  The Prior Quarter included one-time charges of $12.5 million related to payouts on our phantom equity units and IPO success bonuses. Excluding these one-time charges incurred during the Prior Quarter, selling, general and administrative expenses increased $16.1 million, or 149.1% for the Current Quarter compared to the Prior Quarter. This overall increase was primarily related to the Rockwater Merger.

Impairment

During the Current Quarter, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $2.0 million of lease abandonment costs during the Current Quarter. We recorded $0.4 million of lease abandonment costs during the Prior Quarter.

Net Interest Expense

The increase in net interest expense of $0.7 million, or 100.0% during the Current Quarter compared to the Prior Quarter was due to an increase in our debt borrowings largely in connection with the Rockwater Merger.

Net Income (Loss)

Net income (loss) improved by $35.5 million, or 338.5% to a net income of  $25.0 million for the Current Quarter compared to a net loss of  $10.5 million for the Prior Quarter largely as a result of the factors described above.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$531,276	$186,189	$345,087	185.3%
Oilfield chemicals	128,437	—	128,437	NM
Wellsite services	109,929	48,185	61,744	128.1%
Total revenue	769,642	234,374	535,268	228.4%

Costs of revenue
Water solutions	397,743	138,649	259,094	186.9%
Oilfield chemicals	115,584	—	115,584	NM
Wellsite services	90,311	39,989	50,322	125.8%
Depreciation and amortization	61,327	43,724	17,603	40.3%
Total costs of revenue	664,965	222,362	442,603	199.0%
Gross profit	104,677	12,012	92,665	771.4%

Operating expenses
Selling, general and administrative	52,552	33,211	19,341	58.2%
Depreciation and amortization	1,348	937	411	43.9%
Impairment of property and equipment	2,282	—	2,282	NM
Impairment of investment	2,000	—	2,000	NM
Lease abandonment costs	3,097	2,281	816	35.8%
Total operating expenses	61,279	36,429	24,850	68.2%
Income (loss) from operations	43,398	(24,417)	67,815	277.7%

Other income (expense)
Interest expense, net	(2,493)	(1,401)	(1,092)	77.9%
Foreign currency losses, net	(740)	—	(740)	NM
Other income, net	1,602	3,016	(1,414)	(46.9)%
Income (loss) before tax expense	41,767	(22,802)	64,569	283.2%
Tax benefit (expense)	(612)	32	(644)	NM
Net income (loss)	$41,155	$(22,770)	$63,925	280.7%

Revenue

Our revenue increased $535.3 million, or 228.4%, to $769.6 million for the Current Period compared to $234.4 million for the Prior Period. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $345.1 million, resulting from an increase in demand for our services as a result of a rise in completion activities, as well as the GRR Acquisition, which closed on March 10, 2017, and the Rockwater Merger, which closed on November 1, 2017. For the Current Period, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 69.0%, 16.7% and 14.3% of our total revenue, respectively, compared to 79.4%, 0.0%, and 20.6%, respectively, for the Prior Period. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $345.1 million, or 185.3%, to $531.3 million for the Current Period compared to $186.2 million for the Prior Period. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 31.8% and an increase in average quarterly U.S. land rig count of 23.5% during the Current Period compared to the Prior Period.  Additionally, the GRR Acquisition, which closed March 10, 2017, contributed $11.1 million of revenue from the close of the acquisition through June 30, 2017.

Oilfield Chemicals.  Revenue from our oilfield chemicals segment relates entirely to our Rockwater LLC operations.

Wellsite Services.  Revenue increased $61.7 million, or 128.1%, to $109.9 million for the Current Period compared to $48.2 million for the Prior Period. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 31.8% and an increase in average quarterly U.S. land rig count of 23.5% as compared to the Prior Period. The Rockwater Merger contributed $47.7 million of revenue for the Current Period.

Costs of Revenue

Cost of revenue increased $442.6 million, or 199.0%, to $665.0 million for the Current Period compared to $222.4 million for the Prior Period. The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount, and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $259.1 million, or 186.9%, to $397.7 million for the Current Period compared to $138.6 million for the Prior Period. The results for the Current Period includes costs associated with Rockwater LLC’s operations. The increase was partly attributable to an increase in salaries and wages of $93.2 million as a result of a 126.5% increase in average headcount during the Current Period as compared to the Prior Period. In addition to the increases in salaries and wages, we saw an increase in our contract labor expense of $46.2 million as the rapid growth rate in the demand for our services has resulted in increased short-term labor needs while our internal recruitment and hiring continues. The increase in cost of revenue was also attributable to an increase in equipment rental and maintenance expense of $42.3 million, materials and supplies expense of $32.9 million and bulk and retail fuel expense of $21.5 million. The increase in fuel and maintenance related expenses were largely attributable to a 138.7% increase in the average number of trucks and tractors in our fleet.

Oilfield Chemicals.  Cost of revenue from our oilfield chemicals relates entirely to our Rockwater LLC operations. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Cost of revenue increased $50.3 million, or 125.8%, to $90.3 million for the Current Period compared to $40.0 million for the Prior Period. The results for the Current Period include $41.4 million of costs associated with Rockwater LLC’s Canadian operations and Bakken sand and fluid hauling operations. Excluding Rockwater LLC’s operations, the remaining increase was partially attributable to an increase in salaries and wages and certain labor support and materials costs of $6.8 million resulting from a 12.4% increase in average headcount during the Current Period as compared to the Prior Period resulting from increased demand for our services.

Depreciation and Amortization. Depreciation and amortization expense increased $17.6 million, or 40.3%, to $61.3 million for the Current Period compared to $43.7 million for the Prior Period. The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit

Gross profit improved by $92.7 million, or 771.4% to a gross profit of $104.7 million for the Current Period compared to a gross profit of $12.0 million for the Prior Period as a result of factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased  $19.3 million, or 58.2%, to $52.6 million for the Current Period compared to $33.2 million for the Prior Period.  The Prior Period included one-time charges of $12.5 million related to payouts on our phantom equity units and IPO success bonuses. Excluding these one-time charges incurred during the Prior Period, selling, general and administrative expenses increased $31.9 million, or 154.1% for the Current Period compared to the Prior Period. This overall increase was primarily related to the Rockwater Merger, GRR Acquisition and other deal costs, and a $7.8 million increase in other administrative and labor costs, largely related to our new status as a public company during the Current Period as compared to the Prior Period.

Impairment

During the Current Period, we determined that our cost method investee was no longer fully recoverable, and as such, it was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations. Additionally, during the Current Period, the company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. The impairment expense of $2.3 million is included in impairment of property and equipment within the consolidated statements of operations.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $3.1 million of lease abandonment costs during the Current Period, approximately $0.6 million of which are directly attributable to the Rockwater Merger. We recorded $2.3 million of lease abandonment costs during the Prior Period.

Net Interest Expense

The increase in net interest expense of $1.1 million, or 77.9% during the Current Period compared to the Prior Period was due to an increase in our debt borrowings in connection with the Rockwater Merger.

Net Income (Loss)

Net income (loss) improved by $63.9 million, or 280.7%, to a net income of $41.2 million for the Current Period compared to a net loss of $22.8 million for the Prior Period largely as a result of the factors described above.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. One should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2017 Form 10-K.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$25,023	$(10,490)	$41,155	$(22,770)
Interest expense	1,342	671	2,493	1,401
Tax expense (benefit)	150	(138)	612	(32)
Depreciation and amortization	31,252	23,011	62,675	44,661
EBITDA	57,767	13,054	106,935	23,260
Impairment of property and equipment	2,282	—	2,282	—
Impairment of investment	—	—	2,000	—
Lease abandonment costs	1,973	418	3,097	2,281
Non-recurring severance expenses	—	122	—	122
Non-recurring transaction costs	2,481	332	5,175	1,080
Non-cash compensation expenses	2,984	589	5,465	1,232
Non-cash loss on sale of assets or subsidiaries	249	198	1,764	507
Non-recurring phantom equity and IPO-related compensation	—	12,537	—	12,537
Foreign currency losses	340	—	740	—
Inventory write downs	128	—	394	—
Adjusted EBITDA	$68,204	$27,250	$127,852	$41,019

EBITDA was $57.8 million for the Current Quarter compared to $13.1 million for the Prior Quarter. Adjusted EBITDA was $68.2 million for the Current Quarter compared to $27.3 million for the Prior Quarter. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

EBITDA was $106.9 million for the Current Period compared to $23.3 million for the Prior Period. Adjusted EBITDA was $127.9 million for the Current Period compared to $41.0 million for the Prior Period. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

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

At June 30, 2018, cash and cash equivalents totaled $11.3 million. In addition to cash and cash equivalents, we had approximately $188.6 million of available borrowing capacity under our Credit Agreement as of June 30, 2018. As of June  30, 2018, the borrowing base under the Credit Agreement was $286.9 million, the outstanding borrowings totaled $80.0 million and the outstanding letters of credit totaled $18.3 million. As of August 3, 2018, the borrowing base under the Credit Agreement was $282.3 million, the outstanding borrowings totaled $80.0 million and the outstanding letters of credit totaled $18.3 million. At the same date, the available borrowing capacity under the Credit Agreement was $184.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Net cash provided by (used in) operating activities	$64,305	$(24,010)	$88,315	NM
Net cash used in investing activities	(59,097)	(91,449)	32,352	(35.4)%
Net cash provided by financing activities	3,465	128,195	(124,730)	(97.3)%
Subtotal	8,673	12,736
Effect of exchange rate changes on cash and cash equivalents	(146)	—	(146)	NM
Net increase in cash	$8,527	$12,736

Analysis of  Cash Flow Changes Between the Six Months Ended June 30, 2018 and 2017

Operating Activities. Net cash provided by operating activities was $64.3 million for the Current Period, compared to net cash used in operating activities of $24.0 million for the Prior Period.  The $88.3 million increase in net cash provided by operating activities related primarily to increased net income adjusted for noncash items which was driven by a significant growth in revenue and improvement in gross margins resulting from recovering demand for our services as compared to the prior year period, as well as the financial earnings contribution of the Rockwater Merger.

Investing Activities. Net cash used in investing activities was $59.1 million for the Current Period, compared to $91.4 million for the Prior Period. The $32.4 million decrease in net cash used in investing activities was primarily due to the $55.5 million decrease in cash used for acquisitions, primarily related to the GRR Acquisition in March 10, 2017, net of an increase in cash used for capital expenditures during the Current Period of $21.4 million.

Financing Activities. Net cash provided by financing activities was $3.5 million for the Current Period, compared to cash provided by financing activities of $128.2 million for the Prior Period.  The $124.7 million decrease in net cash provided by financing activities was primarily due to non-recurring nature of the $128.5 million in net proceeds received from the issuance of shares in our IPO on April 26, 2017, including exercise of the over-allotment option.

Credit Agreement

Our previous credit facility (the “Previous Credit Facility”), was amended  effective December 20, 2016, to extend the maturity date from February 28, 2018 to February 28, 2020 and reduce the revolving line of credit to $100.0 million.

On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings and Select LLC, entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, and each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, we have the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the Closing. The maturity date of Credit Facility was also extended from February 28, 2020 to November 1, 2022.

In connection with our entry into the Credit Agreement, the obligations of SES Holdings and Select LLC under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated.

The Credit Agreement permits extensions of credit up to the lesser of $300.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85.0% of the Eligible Billed Receivables (as defined in the Credit Agreement), plus (ii) 75.0% of Eligible Unbilled Receivables (as defined in the Credit Agreement), provided that this amount will not equal more than 35.0% of the borrowing base, plus (iii) the lesser of (A) the product of 70.0% multiplied by the value of Eligible Inventory (as defined in the Credit Agreement) at such time and (B) the product of 85.0% multiplied by the Net Recovery Percentage (as defined in the Credit Agreement) identified in the most recent Acceptable Appraisal of Inventory (as defined in the Credit Agreement), multiplied by the value of Eligible Inventory at such time, provided that this amount will not equal more than 30.0% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the Credit Agreement), if any, established by the Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the Credit Agreement). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

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

We were in compliance with all debt covenants as of June  30, 2018.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 8—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of June 30, 2018.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2017 Form 10-K filed on March 19, 2018.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 - Significant Accounting Policies in Part I, Item 1 of this Quarterly Report.

Off Balance Sheet Arrangements

At June 30, 2018, we had no material off balance sheet arrangements, except for operating leases. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise had we engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of activity for the U.S. oil and gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; current prices as well as expectations about future prices of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected decline in rates of current production; the discovery rates of new oil and gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil‑producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.

The level of activity in the U.S. oil and gas industry is volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas drilling and completion activity and therefore affect demand for our services. A material decline in oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

At June 30, 2018, we had approximately $80.0 million outstanding debt under our Credit Agreement. As of August 3, 2018, we had approximately $80.0 million of outstanding borrowings and approximately $184.0 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount currently outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.8 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We are exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our Canadian subsidiary, acquired in the Rockwater Merger, which has designated the Canadian dollar as its functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. Given the small size of this business relative to our overall operations, we do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in exchange rates applicable to the Canadian dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, our principal executive officer and principal financial officer concluded there were no such changes in our internal control over financial reporting during the quarter ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
April 1, 2018 to April 30, 2018	21,736	$13.10
May 1, 2018 to May 31, 2018	—	—
June 1, 2018 to June 30, 2018	8,064	$13.53
	29,800

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference, as applicable, as part of this report, and such Exhibit Index is incorporated herein by reference.

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

10.1	Form of Stock-Settled Incentive Award Grant Notice and Stock-Settled Incentive Award Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: August 10, 2018	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Nick Swyka
Nick Swyka
Chief Financial Officer and Senior Vice President