Form 10-Q
period 2018-09-30
Select Energy Services, Inc.
filed 2018-11-07
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of November 2, 2018, the registrant had 80,658,534 shares of Class A common stock and 26,026,843 shares of Class B common stock outstanding.

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
•

capacity constraints on regional oil and natural gas gathering, processing and pipeline systems that result in slowdown in drilling and completion investment, and thus the demand for our services in our core markets;

•	the effects of our business combination with Rockwater, including the combined company’s future financial condition, results of operations, strategy and plans;
•	our ability to retain key management and employees;
•	our ability to hire and retain skilled labor;
•	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
•	our health, safety and environmental performance;
•

the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate fresh water transfer, chemicals and various environmental matters;

•	the impact of competition on our operations;
•	the degree to which our exploration and production (“E&P”) customers may elect to bring their water-management services in-house rather than source these services from companies like us;

•	delays or restrictions in obtaining permits by us or our customers;
•	constraints in supply or availability of equipment used in our business;
•	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services;
•	changes in global political or economic conditions, generally, and in the markets we serve;
•	accidents, weather, seasonality or other events affecting our business; and
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,050	$2,774
Accounts receivable trade, net of allowance for doubtful accounts of $2,549 and $2,979, respectively	422,383	373,633
Accounts receivable, related parties	2,313	7,669
Inventories, net	49,457	44,598
Prepaid expenses and other current assets	20,805	17,842
Total current assets	508,008	446,516
Property and equipment	1,112,138	1,034,995
Accumulated depreciation	(608,040)	(560,886)
Property and equipment, net	504,098	474,109
Goodwill	274,753	273,421
Other intangible assets, net	148,327	156,066
Other assets	3,599	6,256
Total assets	$1,438,785	$1,356,368
Liabilities and Equity
Current liabilities
Accounts payable	$54,437	$52,579
Accounts payable and accrued expenses, related parties	4,341	2,772
Accrued salaries and benefits	25,614	21,324
Accrued insurance	20,492	12,510
Sales tax payable	5,155	12,931
Accrued expenses and other current liabilities	91,218	81,112
Current portion of capital lease obligations	1,176	1,965
Total current liabilities	202,433	185,193
Accrued lease obligations	18,547	18,979
Other long-term liabilities	10,133	13,827
Long-term debt	65,000	75,000
Total liabilities	296,113	292,999
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 80,658,534 shares issued and outstanding as of September 30, 2018; 350,000,000 shares authorized and 59,182,176 shares issued and outstanding as of December 31, 2017	807	592
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018; 40,000,000 shares authorized, 6,731,845 shares issued and outstanding as of December 31, 2017	—	67
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 26,026,843 shares issued and outstanding as of September 30, 2018; 150,000,000 shares authorized and 40,331,989 shares issued and outstanding as of December 31, 2017	260	404
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	828,137	673,141
Retained earnings (accumulated deficit)	32,153	(17,859)
Accumulated other comprehensive (deficit) income	(17)	302
Total stockholders’ equity	861,340	656,647
Noncontrolling interests	281,332	406,722
Total equity	1,142,672	1,063,369
Total liabilities and equity	$1,438,785	$1,356,368

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Water solutions and related services	$301,410	$125,086	$880,411	$311,275
Accommodations and rentals	18,022	15,615	48,715	38,457
Wellsite completion and construction services	13,553	13,179	45,064	38,522
Oilfield chemical product sales	63,985	—	192,422	—
Total revenue	396,970	153,880	1,166,612	388,254
Costs of revenue
Water solutions and related services	226,622	88,087	665,805	226,737
Accommodations and rentals	11,578	11,976	33,016	30,697
Wellsite completion and construction services	11,047	10,888	38,480	32,155
Oilfield chemical product sales	56,473	—	172,057	—
Depreciation and amortization	31,853	23,420	93,180	67,144
Total costs of revenue	337,573	134,371	1,002,538	356,733
Gross profit	59,397	19,509	164,074	31,521
Operating expenses
Selling, general and administrative	25,110	16,087	77,662	49,298
Depreciation and amortization	984	375	2,332	1,312
Impairment of property and equipment	—	—	2,282	—
Impairment of investment	—	—	2,000	—
Lease abandonment costs	1,045	590	4,142	2,871
Total operating expenses	27,139	17,052	88,418	53,481
Income (loss) from operations	32,258	2,457	75,656	(21,960)
Other income (expense)
Interest expense, net	(1,322)	(484)	(3,815)	(1,885)
Foreign currency gain (loss), net	248	—	(492)	—
Other income, net	1,498	326	3,099	3,342
Income (loss) before tax expense	32,682	2,299	74,448	(20,503)
Income tax (expense) benefit	(1,415)	294	(2,027)	326
Net income (loss)	31,267	2,593	72,421	(20,177)
Less: net (income) loss attributable to noncontrolling interests	(8,316)	(1,369)	(22,409)	13,013
Net income (loss) attributable to Select Energy Services, Inc.	$22,951	$1,224	$50,012	$(7,164)

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Basic	$0.29	$0.04	$0.69	$(0.28)
Class A-1—Basic	$—	$—	$—	$(0.28)
Class A-2—Basic	$—	$—	$0.69	$—
Class B—Basic	$—	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.29	$0.04	$0.69	$(0.28)
Class A-1—Diluted	$—	$—	$—	$(0.28)
Class A-2—Diluted	$—	$—	$0.69	$—
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                                                                                                                                                           SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$31,267	$2,593	$72,421	$(20,177)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $0	131	—	(319)	—
Net change in unrealized gain (loss)	131	—	(319)	—
Comprehensive income (loss)	31,398	2,593	72,102	(20,177)
Less: comprehensive (income) loss attributable to noncontrolling interests	(8,351)	(1,369)	(22,310)	13,013
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$23,047	$1,224	$49,792	$(7,164)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2018 and 2017

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A	14,305,146	144	—	—	(14,305,146)	(144)	—	—	146,865	—	—	146,865	(146,865)	—
ESPP shares issued	6,413	—	—	—	—	—	—	—	99	—	—	99	(13)	86
Equity-based compensation	—	—	—	—	—	—	—	—	5,543	—	—	5,543	2,487	8,030
Issuance of restricted shares	438,182	4	—	—	—	—	—	—	2,321	—	—	2,325	(2,325)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	79,333	1	—	—	—	—	—	—	1,018	—	—	1,019	(374)	645
Repurchase of common stock	(62,777)	(1)	(6)	—	—	—	—	—	(803)	—	—	(804)	(73)	(877)
Restricted shares forfeited	(49,638)	—	—	—	—	—	—	—	(380)	—	—	(380)	379	(1)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(506)	(506)
NCI income tax adjustment	—	—	—	—	—	—	—	—	229	—	—	229	(229)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(319)	(319)	(176)	(495)
Net income	—	—	—	—	—	—	—	—	—	50,012	—	50,012	22,409	72,421
Balance as of September 30, 2018	80,658,534	$807	—	$—	26,026,843	$260	—	$—	$828,137	$32,153	$(17)	$861,340	$281,332	$1,142,672

	Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-1		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Common		Preferred	Paid-In	Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	Equity	Interests	Total
Balance as of December 31, 2016	3,802,972	$38	16,100,000	$161	—	$—	38,462,541	$385	—	$—	$113,175	$(1,043)	$—	$112,716	$221,992	$334,708
Conversion of Class A-1 to Class A	16,100,000	161	(16,100,000)	(161)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of shares for acquisition	560,277	6	—	—	—	—	—	—	—	—	4,360	—	—	4,366	5,514	9,880
Issuance of shares for initial public offering	10,005,000	100	—	—	—	—	—	—	—	—	87,835	—	—	87,935	40,569	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	788	—	—	788	993	1,781
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(368)	(368)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,164)	—	(7,164)	(13,013)	(20,177)
Balance as of September 30, 2017	30,468,249	$305	—	$—	—	$—	38,462,541	$385	—	$—	$206,158	$(8,207)	$—	$198,641	$255,687	$454,328

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$72,421	$(20,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	95,512	68,456
Net gain on disposal of property and equipment	(2,959)	(3,127)
Bad debt expense	1,430	1,098
Amortization of debt issuance costs	516	928
Inventory reserve	430	—
Equity-based compensation	8,030	1,781
Impairment of property and equipment	2,282	—
Impairment of investment	2,000	—
Other operating items, net	971	(560)
Changes in operating assets and liabilities
Accounts receivable	(46,010)	(65,815)
Prepaid expenses and other assets	(7,950)	(6,493)
Accounts payable and accrued liabilities	(2,043)	19,660
Net cash provided by (used in) operating activities	124,630	(4,249)
Cash flows from investing activities
Acquisitions, net of cash received	(1,953)	(62,199)
Purchase of property and equipment	(109,500)	(66,013)
Proceeds received from sale of property and equipment	9,363	6,677
Net cash used in investing activities	(102,090)	(121,535)
Cash flows from financing activities
Proceeds from revolving line of credit and issuance of long-term debt	45,000	34,000
Payments on long-term debt	(55,000)	(34,000)
Payments of capital lease obligations	(1,517)	—
Proceeds from initial public offering	—	140,070
Proceeds from share issuance	731	—
Payments incurred for initial public offering	—	(11,566)
Distributions to noncontrolling interests, net	(506)	(368)
Repurchase of common stock	(877)	—
Net cash (used in) provided by financing activities	(12,169)	128,136
Effect of exchange rate changes on cash	(95)	—
Net increase in cash and cash equivalents	10,276	2,352
Cash and cash equivalents, beginning of period	2,774	40,041
Cash and cash equivalents, end of period	$13,050	$42,393
Supplemental cash flow disclosure:
Cash paid for interest	$3,356	$1,139
Cash (refunds) paid for income taxes	$(1,750)	$37
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$23,689	$7,733

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

We are a leading provider of total water management and chemical solutions to the oil and gas industry in North America. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major unconventional onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion. In most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac-fluid systems and production chemicals used to enhance performance over the life of a well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

Reorganization:  On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A‑1 common stock, par value $0.01 per share (“Class A-1 Common Stock”) at an offering price of $20.00 per share. In conjunction with the Select 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”) and SES Holdings effected a 10.3583 for 1 unit split. In exchange for the contribution of all net proceeds from the Select 144A Offering to SES Holdings, SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. Select Inc. also acquired 3,802,972 SES Holdings LLC Units from certain legacy owners (the “Contributing Legacy Owners”) in exchange for the issuance of 3,802,972 shares of Select Inc. Class A common stock, par value $0.01 per share (“Class A Common Stock”). Upon the effectiveness of a shelf registration statement registering such shares for resale on June 13, 2017, all shares of Class A-1 Common Stock converted into shares of Class A Common Stock on a one-for-one basis. Refer below for further discussion. Shareholders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock. The reorganization transactions were treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

Initial Public Offering: On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Class A Common Stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A Common Stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by it, the Company received $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). The Company contributed all of the net proceeds received by it to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under the Company’s Previous Credit Facility (as defined and discussed in Note 8) to fund the cash portion of the purchase price of the GRR Acquisition, as described below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds were used for general corporate purposes, including funding capital expenditures.

Rockwater Merger: On November 1, 2017, we completed the Rockwater Merger, as contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among us, SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Raptor Merger Sub, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of SES Holdings, Rockwater and Rockwater LLC. Pursuant to the Merger Agreement, we combined with Rockwater in a stock‑for‑stock transaction in which we issued approximately 25.9 million shares of Class A Common Stock, 6.7 million shares of Select Inc. Class A-2 common stock, par value $0.01 (the “Class A‑2 Common Stock”) and 4.4 million shares of Class B Common Stock to the former holders of Rockwater common stock and a unit‑for‑unit transaction in which SES Holdings issued approximately 37.3 million common units of SES Holdings  (each, an “SES Holdings LLC Unit”) to the former holders of units in Rockwater LLC (each, a “Rockwater LLC Unit”). See Note 3—Acquisitions for further discussion.

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

Rockwater Registration Rights Agreement: In connection with the closing of the Rockwater Merger, pursuant to that certain Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), dated as of November 1, 2017, by and between Rockwater and Select Inc., Rockwater assigned, and Select Inc. assumed, Rockwater’s rights and obligations under that certain Registration Rights Agreement made and entered into as of February 16, 2017, between Rockwater and FBR Capital Markets & Co. (as assumed by Select Inc. pursuant to the Assignment and Assumption Agreement, the “Rockwater Registration Rights Agreement”). Under the Rockwater Registration Rights Agreement, Select Inc. agreed, at its expense, to file with the SEC a shelf registration statement registering for resale shares of Class A Common Stock into which the outstanding shares of Class A-2 Common Stock were convertible, and to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 180 days after the initial filing of such registration statement.

On January 12, 2018, the Company, pursuant to the Rockwater Registration Rights Agreement, filed with the SEC, a shelf registration statement registering for resale of 6,653,777 shares of Class A Common Stock into which certain of the outstanding shares of Class A-2 Common Stock registered under such registration statement were convertible. Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, upon the effectiveness of this registration statement on March 29, 2018, each outstanding share of Class A-2 Common Stock converted automatically into a share of Class A Common Stock on a one-for-one basis. No shares of Class A-2 Common Stock are currently outstanding.

Tax receivable agreements:  In connection with the Company’s restructuring at the Select 144A Offering, Select Inc. entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder” and together, the “TRA Holders”). On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements. See Note 12—Related-Party Transactions for further discussion.

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

This Form 10-Q relates to the three and nine months ended September 30, 2018 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2017 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC on March 19, 2018, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and the Current Period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority‑owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of September 30, 2018, the Company has no equity method investees and one cost method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the first quarter of 2018, the Company determined that its cost method investee was no longer fully recoverable and was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations.

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

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to 19 disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2018
(in thousands)
Balance at beginning of Current Period	$1,846
Accretion expense, included in depreciation and amortization expense	142
Change in estimate	386
Divestitures	(508)
Balance at end of Current Period	$1,866

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets for the nine months ended September 30, 2018 and year ended December 31, 2017.

Change in depreciable lives of property and equipment:  In accordance with its policy, the Company reviews the estimated useful lives and estimated salvage values of its fixed assets on an ongoing basis. This most recent review, conducted in the first quarter of 2018, indicated that the economic lives of certain assets were longer than the historic asset lives previously used by the Company. This increase was positively supported by effective use, care and custody of the assets. Also, this review indicated increased salvage value estimates for certain assets within vehicles and equipment, which was supported by recent vehicle sales data, and is expected to continue prospectively. As a result, effective January 1, 2018, the Company changed its estimates of the useful lives of certain assets included in vehicles and equipment and machinery and equipment, and increased salvage value estimates for certain assets within vehicles and equipment, to better reflect the estimated periods and depreciable amounts during which these assets will remain in service.

The average estimated useful lives of the assets impacted in the vehicles and equipment category increased from 6.0 to 8.1 years, while the average estimated useful lives of assets impacted in machinery and equipment increased from 5.5 years to 6.9 years. The impact of the increase of useful lives was to defer and extend out depreciation expense, including lower expense in 2018. The impact of the increase in salvage values was to permanently lower current and future depreciation expense. The fixed assets obtained in 2017 through mergers and acquisitions, including the Rockwater Merger, have consistent useful life and salvage value estimates with the rest of the Company’s fixed assets.

The change in the estimated useful lives of fixed assets and change in salvage value estimates was implemented on a prospective basis starting January 1, 2018. Excluding fixed assets attained through mergers and acquisitions during 2017, the impact of the change in useful estimate of fixed assets purchased on or before December 31, 2017 was to reduce and defer depreciation expense by $2.7 million and $11.7 million during the Current Quarter and Current Period, respectively. Also, the increase in estimated vehicle salvage value produced a permanent depreciation expense reduction of $0.9 million and $2.9 million, during the Current Quarter and Current Period, respectively. For the Current Quarter and Current Period, the changes in useful life estimate and increased salvage value produced an increase to net income of $2.5 million and $9.9 million, respectively, and increased basic and diluted earnings per share attributable to our stockholders by $0.03 and $0.14, respectively.

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

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. As the Company will lose its EGC status as of December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The Company does not expect the adoption of the ASU or related ASUs 2016-08, 2016-10, 2016-12 and 2016-20, will have a material impact on its consolidated financial statements because (i) most customer agreements begin and end within the same period and (ii) our current revenue recognition methodologies are similar to the new guidance. The Company is evaluating the impact on the related disclosures and internal controls over financial reporting. The Company will use the modified retrospective method upon adoption of the ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements. Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As the Company will lose its EGC status as of December 31, 2018, the ASU will become effective January 1, 2019. The Company currently anticipates that it will elect to recognize its lease assets and liabilities on a prospective basis, beginning on January 1, 2019, using an optional transition method.

Additionally, the Company expects (i) not to set up right of use assets and lease liabilities for short-term leases, (ii) to elect to treat lease and non-lease components as a single lease component and (iii) to grandfather its current accounting for land easements that commenced before January 1, 2019. The Company expects the adoption of these ASUs to have a material increase to assets and liabilities on the consolidated balance sheets. However, because the Company is currently evaluating the impact of these ASUs and, ASU 2018-01, Land Easements, it is unable to quantify the overall impact at this time.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share‑based payment award transactions. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement was effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. As the Company will lose its EGC status as of December 31, 2018, the ASU will become effective for calendar year 2018 at that time. Certain amendments in this update should be applied prospectively, while other amendments in the update should be applied retrospectively, with early adoption permitted in any interim or annual period. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. As the Company will lose its EGC status as of December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The amendments in this ASU should be applied using a retrospective approach. The Company is currently evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. As an EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. As the Company will lose its EGC status as of December 31, 2018, the ASU will become effective for calendar year 2018 at that time. The amendments in this ASU should be applied prospectively. The Company does not expect the adoption of the ASU will have a material impact on its consolidated financial statements and related disclosures.

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

NOTE 3— ACQUISITIONS

Business combinations

Rockwater Merger

On November 1, 2017, the Company completed the Rockwater Merger in which the Company combined with Rockwater. Total consideration was $620.2 million based on the closing price of the Company’s shares of Class A Common Stock on November 1, 2017. Consideration transferred consisted of shares of Class A Common Stock, shares of Class A-2 Common Stock, shares of Class B Common Stock, and SES Holdings LLC Units. Consideration transferred also included the Company’s previously held interest in Rockwater, which was acquired as consideration in a sale of assets by Select’s predecessor to Rockwater’s predecessor in 2008 prior to the contribution of those assets to Rockwater and the related conversion of the ownership interests received by Select’s predecessor to ownership interests in Rockwater in 2011, and the fair value of Rockwater’s replaced share-based payments attributed to pre-acquisition service. In addition, the Company’s previously held interest in Rockwater was cancelled pursuant to the Merger Agreement. The previously held interest in Rockwater was previously included in other assets in the consolidated balance sheet. It was remeasured to a fair value of $2.3 million, which resulted in a gain of $1.2 million recognized in the fourth quarter of 2017 in other income in the consolidated statements of operations. For the Current Quarter and the Current Period, the Company expensed $2.6 million and $6.3 million of transaction-related costs, respectively, which are included in selling, general and administrative expenses within the consolidated statements of operations.

The Rockwater Merger was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation and the recorded valuation of property and equipment. Management estimated that total consideration paid exceeded the fair value of the net assets acquired and liabilities assumed by $248.6 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies driven by expanding into new geographies, service offerings and customer relationships, strengthening existing service lines and geographies, acquiring an established, trained workforce and expected cost reductions. Goodwill of $235.9 million and $12.7 million was allocated to the Company’s Water Solutions and Oilfield Chemicals segments, respectively. The acquired goodwill is not deductible for tax purposes.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (25,914,260 shares)	$423,957
Class A-2 Common Stock (6,731,845 shares)	110,133
Class B Common Stock (4,356,477 shares) and SES Holdings common units issued (4,356,477 units)	71,272
Fair value of previously held interest in Rockwater	2,310
Fair value of Rockwater share-based awards attributed to pre-acquisition service	12,529
Total consideration transferred	620,201
Less: identifiable assets acquired and liabilities assumed
Working capital(1)	141,720
Property and equipment(2)	188,610
Intangible assets
Customer relationships(3)	89,661
Trademarks and patents	31,223
Non-compete agreements	3,811
Other long-term assets	88
Deferred tax liabilities	(408)
Long-term debt	(80,555)
Other long-term liabilities(3)	(2,517)
Total identifiable net assets acquired	371,633
Goodwill	248,568
Fair value allocated to net assets acquired	$620,201

(1)

During the Current Period, the Company obtained additional information related to working capital which led to a decrease of $5.2 million and a corresponding increase in goodwill of $5.2 million compared to the estimated fair values included in the 2017 Form 10-K.

(2)

During the Current Period, the Company obtained additional information related to property and equipment which led to an increase of $3.0 million and a corresponding decrease in goodwill of $3.0 million compared to the estimated fair values included in the 2017 Form 10-K.

(3)

During the Current Period, the Company obtained additional information related to customer relationships and other long-term liabilities which led to an increase of $0.7 million and  a decrease of $0.1 million, respectively, and a corresponding decrease to goodwill of $0.8 million compared to the estimated fair values included in the 2017 Form 10-K.

Resource Water Acquisition

On September 15, 2017, the Company completed its acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”). Resource Water provides water transfer services to E&P operators in West Texas and East Texas. Resource Water’s assets include 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions which are viewed as strategic to the Company’s water solutions business. The acquired goodwill is deductible for tax purposes.

The total consideration for the Resource Water Acquisition was $9.0 million, with $6.6 million paid in cash and $2.4 million paid in shares of Class A Common Stock valued at $15.17 per share, subject to customary post‑closing adjustments. The Company funded the cash portion of the consideration for the Resource Water Acquisition with $6.6 million of cash on hand. The Resource Water Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.9 million, with the excess recorded as goodwill. The goodwill recognized was attributable to Resource Water’s assembled workforce as well as synergies related to the Company’s comprehensive water solutions strategy. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

The total consideration for the GRR Acquisition was $59.6 million, subject to customary post-closing adjustments, with $53.0 million paid in cash, $1.1 million in assumed tax liabilities and $5.5 million paid to the sellers in shares of Class A Common Stock valued at $20.00 per share. The Company funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Company’s Previous Credit Facility. For the nine months ended September 30, 2017, the Company expensed $1.0 million of transaction-related costs, which are included in selling, general and administrative expenses within the consolidated statements of operations. The GRR Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired by $12.0 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies related to the Company’s comprehensive water solutions strategy that are expected to arise from the GRR Acquisition and was attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The acquired goodwill is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

The following unaudited consolidated pro forma information is presented as if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred on January 1, 2017:

	Pro Forma
	Three months ended September 30,	Nine months ended September 30,
	2017	2017
	(unaudited)
	(in thousands)
Revenue	$357,160	$889,442

Net income (loss)	$21,935	$(11,602)
Less: net (income) loss attributable to noncontrolling interests(1)	(8,885)	4,679
Net income (loss) attributable to Select Energy Services, Inc.(1)	$13,050	$(6,923)

(1) The allocation of net income (loss) attributable to noncontrolling interests and Select Inc. gives effect to the equity structure as of September 30, 2017 as though the Select 144A Offering, the IPO, the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition occurred as of January 1, 2017. However, the calculation of pro forma net income (loss) does not give effect to any other pro forma adjustments for the Select 144A Offering or the subsequent IPO.

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

Asset acquisitions

On June 21, 2017 the Company completed the acquisition of fixed assets from Tex-Star Water Services, LLC for $4.2 million in cash.

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

NOTE 4—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in oil and gas industry activity that began in 2014, the Company decided during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. In addition, the Company decided to consolidate or close additional facilities in relation to its Rockwater Merger. With the recent rebound in the oil and gas industry, the Company expects to ramp up operations in some areas while continuing to consolidate operations in others. During the Current Period and Prior Period, the Company recorded $4.1 million and $2.9 million, respectively, of charges related to exit and disposal activities. These costs are included in lease abandonment costs in the consolidated statements of operations. Additionally, during the Prior Period, we reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities. The Company had a remaining balance of $21.1 million, inclusive of a short‑term balance of $2.6 million in accrued expenses and other current liabilities, as of September 30, 2018, related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment.  The Company will continue to make non‑cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan. The changes in the abandoned lease obligations for the Current Period and Prior Period are as follows:

		Provision during the	Usage during the
	Balance as of	nine months ended	nine months ended	Balance as of
	December 31, 2017	September 30, 2018	September 30, 2018	September 30, 2018
	(in thousands)
Lease obligations and terminations	$21,350	$4,142	$5,709	$19,783
Reclassification of deferred rent	1,254			1,332
Total	$22,604			$21,115

		Provision during the	Usage during the
	Balance as of	nine months ended	nine months ended	Balance as of
	December 31, 2016	September 30, 2017	September 30, 2017	September 30, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$2,871	$2,153	$18,718
Reclassification of deferred rent	1,069			1,254
Total	$19,069			$19,972

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$13,217	$11,462
Finished goods	33,753	29,674
Materials and supplies	2,917	3,462
	49,887	44,598
Inventory reserve	(430)	—
	$49,457	$44,598

During the Current Quarter and the Current Period, the Company recorded charges to the reserve for excess and obsolete inventory for a nominal amount and $0.4 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. No charges were recorded during the Prior Quarter or Prior Period. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Land	$17,111	$15,286
Buildings and leasehold improvements	100,900	99,222
Vehicles and equipment	84,394	70,537
Vehicles and equipment - capital lease	2,169	2,810
Machinery and equipment	744,086	716,420
Machinery and equipment - capital lease	532	544
Computer equipment and software	14,442	12,466
Computer equipment and software - capital lease	356	356
Office furniture and equipment	4,634	4,320
Disposal wells	63,422	67,805
Other	497	497
Construction in progress	79,595	44,732
	1,112,138	1,034,995
Less accumulated depreciation and impairment	(608,040)	(560,886)
Total property and equipment, net	$504,098	$474,109

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

During the Current Quarter, Prior Quarter, Current Period and Prior Period, depreciation expense was $29.8 million, $21.2 million, $85.2 million and $61.1 million, respectively.

As a result of the Rockwater Merger, the Company acquired various capital leases for certain vehicles, machinery and equipment that expire at various dates during the next five years. Depreciation of assets held under capital leases for the Current Quarter and the Current Period was $0.3 million and $1.0 million, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The Company had no capital lease obligations as of September 30, 2017.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 11). The changes in the carrying amounts of goodwill by reportable segment as of September 30, 2018 and December 31, 2017 are as follows:

	Water	Oilfield	Wellsite
	Solutions	Chemicals	Services	Total
	(in thousands)
Balance as of December 31, 2016	$—	$—	$12,242	$12,242
Additions	245,542	15,637	—	261,179
Balance as of December 31, 2017	245,542	15,637	12,242	273,421
Measurement period adjustment(1)	4,317	(2,985)	—	1,332
Balance as of September 30, 2018	$249,859	$12,652	$12,242	$274,753

(1)	See Note 3―Acquisitions for additional information.

The components of other intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30, 2018			As of December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Customer relationships	$169,901	$65,837	$104,064	$169,250	$57,836	$111,414
Patents and trademarks	33,552	1,166	32,386	33,544	414	33,130
Other	16,458	4,581	11,877	14,704	3,182	11,522
Total other intangible assets	$219,911	$71,584	$148,327	$217,498	$61,432	$156,066

The Company had $7.0 million and $5.3 million in indefinite-lived water rights at September 30, 2018 and December 31, 2017, respectively, and are included within the other component in the tables above. The Company had $23.4 million in indefinite-lived trademarks as of both September 30, 2018 and December 31, 2017 and are included in the patents and trademarks component in the table above.

Amortization expense was $3.0 million, $2.6 million,  $10.3 million and $7.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2018	$2,899
2019	11,595
2020	11,302
2021	10,118
2022	9,904
Thereafter	72,037

NOTE 8—DEBT

Credit facility and revolving line of credit

Our subsidiary, Select Energy Services, LLC’s (“Select LLC”) previous credit facility (the “Previous Credit Facility”), had a maturity date of February 28, 2020 and a revolving line of credit of $100.0 million. On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings entered into the Credit Agreement, the obligations of SES Holdings and Select LLC under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated.

On November 1, 2017, in connection with the Closing, SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as Borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, the Company has the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the closing. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the earlier termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

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

The Company had $65.0 million and $75.0 million outstanding under the Credit Agreement as of September 30, 2018 and December 31, 2017, respectively. The weighted‑average interest rate of outstanding borrowings under the Credit Agreement was 3.992% and 3.319% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the borrowing base under the Credit Agreement was $290.8 million and $261.1 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $20.8 million and $19.8 million as of September 30, 2018 and December 31, 2017, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $205.0 million at September 30, 2018.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2018 and December 31, 2017 were $2.8 million and $3.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet. Amortization expense related to debt issuance costs were $0.2 million, $0.3 million, $0.5 million and $0.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2018.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to a number of lawsuits and claims arising out of the normal conduct of its business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Based on a consideration of all relevant facts and circumstances, including applicable insurance coverage, it is not expected that the ultimate outcome of any currently pending lawsuits or claims against the Company will have a material adverse effect on its consolidated financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

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

The maximum number of shares initially reserved for issuance under the 2016 Plan was 5,400,400 shares of Class A Common Stock, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. After giving effect to the Equity Plan Amendment, the maximum number of shares of Class A Common Stock reserved for issuance under the 2016 Plan is equal to (i) 5,400,400 shares plus (ii) 1,011,087 shares that became available on account of the assumption of the Rockwater Equity Plan, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. The maximum number of shares described in the preceding sentence does not include 2,879,112 shares of Class A Common Stock related to substitute awards granted under the 2016 Plan following the conversion of outstanding equity awards originally granted under the Rockwater Equity Plan in accordance with the Merger Agreement.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The Company historically valued Class A Common Stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. This fair value measurement relied on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards granted during the years ended December 31, 2017 and 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were either granted in exchange for the cancellation of outstanding options granted under the 2011 Plan or the Rockwater Equity Plan, as applicable, that were fully vested and exercisable prior to such cancellation.

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

Assumptions
Underlying equity	$20.50
Strike price	$20.50 - 30.75
Dividend yield (%)	0.0%
Risk-free rate (%)	2.3%
Volatility (%)	50.0%
Expected term (years)	10.0

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2018
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,495,935	$14.12	5.1	$16,368
Granted	584,846	26.02
Exercised	(79,333)	8.12
Forfeited	(85,849)	15.05
Expired	(40,390)	17.32
Ending balance, outstanding	3,875,209	$15.98	5.1	$2,750
Ending balance, exercisable	2,850,903	$14.64	3.8	$1,702
Non-vested at end of period	1,024,306	$19.72

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $11.84 and $18.24 as of September  28, 2018 and December 29, 2017, respectively.

The Company recognized $1.2 million, $0.4 million, $3.9 million and $1.4 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2018, there was $5.9 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.1 million, $0.1 million, $3.2 million and $0.4 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2018, there was $6.8 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2018
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Non-vested at December 31, 2017	299,801	$16.36
Granted	438,182	19.52
Vested	(191,400)	16.36
Forfeited	(49,634)	17.62
Non-vested at September 30, 2018	496,949	$19.02

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2018
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at December 31, 2017	30,360	$19.88
Granted	—	—
Vested	(27,860)	19.96
Non-vested at September 30, 2018	2,500	$19.00

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

Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.1 million and $0.7 million related to the PSUs for the Current Quarter and Current Period, respectively.

As of September 30, 2018, the fair value of outstanding PSUs issued was $3.2 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $2.5 million and is expected to be recognized over a weighted-average period of 2.3 years as of September 30, 2018.

The following table summarizes the information about the performance share units outstanding at September 30, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period

2018	—	280,021	—	(11,852)	268,169

Total	—	280,021	—	(11,852)	268,169

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

The target amount of stock-settled incentive awards granted was $3.9 million. However, the ultimate settlement of the awards will be in shares of the Company’s stock with fair market value equal to the earned amount, which could range from 0% to 200% of the target amount depending on the stock price at vesting date.

Compensation expense associated with the stock-settled incentive awards is recognized ratably over the corresponding requisite service period. The fair value of the stock-settled incentive awards was determined using a Monte Carlo option pricing model, similar to the Black-Scholes-Merton model, and adjusted for the specific characteristics of the awards. The key assumptions in the model included price, the expected volatility of our stock, risk-free interest rate based on U.S. Treasury yield curve, cross-correlations between us and our self-determined peer companies’ asset, equity and debt-to-equity volatility.

During the Current Quarter and the Current Period, the Company recognized stock compensation expense of $0.1 million and $0.2 million, respectively, related to the stock-settled incentive awards. The unrecognized compensation cost related to our unvested stock-settled incentive awards is estimated to be $1.0 million and is expected to be recognized over approximately 20 months as of September 30, 2018.

The following table summarizes the information about the stock-settled incentive awards outstanding at September 30, 2018:

		Award Value
	Value at Target	Being Recognized
Non-vested at December 31, 2017	$—	$—
Granted during 2018	3,871	1,479
Forfeited during 2018	(724)	(277)
Ending balance at September 30, 2018	$3,147	$1,202

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

The following table summarizes ESPP activity (in thousands, except shares):

For the nine months ended September 30, 2018
Cash received for shares issued	$85,635
Shares issued	6,413

Phantom unit awards

The Company’s phantom unit awards were cash settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of the Company’s Class A common stock on the date of completion of the Company’s IPO, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash‑settlement feature of these awards, the Company considered these awards to be liability awards, which were measured at fair value at each reporting date and the pro rata vested portion of the award was recognized as a liability to the extent that the performance condition was deemed probable. On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of the Company’s Class A common stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53, before employer taxes.  The Company recognized compensation expense of $7.8 million during both the Prior Quarter and the Prior Period related to the settlement of its phantom unit awards. As of September 30, 2018 and 2017 there were no phantom units outstanding.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2018 or the year ended December 31, 2017.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at September 30, 2018 and December 31, 2017 due to the short‑term maturity of these instruments. The carrying value of debt as of September 30, 2018 and December 31, 2017 approximates fair value due to variable market rates of interest. The fair value of debt at September 30, 2018 and December 31, 2017, which is a Level 3 measurement, is estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the Rockwater Merger, Resource Water Acquisition and GRR Acquisition are based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

NOTE 12—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a significant number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the Company’s board of directors regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with non‑related parties.

During the Current Quarter, sales to related parties were $2.7 million and purchases from related-party vendors were $5.2 million. These purchases consisted of $1.0 million relating to purchases of property and equipment, $4.0 million relating to the rental of certain equipment or other services used in operations and $0.2 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $0.4 million and purchases from related-party vendors were $2.1 million. These purchases consisted of $0.7 million relating to purchases of property and equipment, less than $0.1 million relating to inventory and consumables, $0.8 million relating to the rental of certain equipment or other services used in operations, and $0.5 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $6.3 million and purchases from related-party vendors were $12.7 million. These purchases consisted of $3.5 million relating to purchases of property and equipment, $0.3 million relating to inventory and consumables, $7.8 million relating to the rental of certain equipment or other services used in operations and $1.1 million relating to management, consulting and other services.

During the Prior Period, sales to related parties were $1.5 million and purchases from related-party vendors were $5.0 million. These purchases consisted of $1.4 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $1.7 million relating to the rental of certain equipment or other services used in operations, and $1.7 million relating to management, consulting and other services.

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

NOTE 13—INCOME TAXES

The Company’s effective tax rates for the Current Quarter, Prior Quarter, Current Period and Prior Period were 4.3%, (12.8)%,  2.7% and 1.6%, respectively. The effective tax rates for the Current and Prior Quarter and the Current and Prior Period differ from the statutory rate of 21% and 35%, respectively, due to net income allocated to noncontrolling interests, state income taxes, and valuation allowances. The change in the effective tax rate is primarily due to positive pretax income in the Current Period relative to a loss in the Prior Period. The Company recorded income tax expense (benefit) of $1.4 million, $(0.3) million, $2.0 million and $(0.3) million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, and the Company has now filed its tax returns for the year ended December 31, 2017. The Company recorded $0.6 million to its provision for income taxes during the Current Quarter for the effects of the TCJA. This increased the effective tax rate by 1.7% and 0.8% in the Current Quarter and Current Period, respectively.

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

The following table summarizes the effects of changes in noncontrolling interests on equity for the Current Period and the Prior Period:

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$50,012	$(7,164)
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in capital as a result of the contribution of proceeds from the IPO to SES Holdings, LLC in exchange for common units	—	(40,569)
Decrease in additional paid-in capital as a result of the contribution of net assets acquired to SES Holdings, LLC in exchange for common units	—	(5,514)
Increase in additional paid-in capital as a result of stock option exercises	374	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,946	—
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	104	—
Increase in additional paid-in capital as a result of the repurchase of common units of SES Holdings, LLC	73	—
Increase in additional paid-in capital as a result of the conversion of Class B to Class A shares	146,865	—
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	13	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$199,387	$(53,247)

NOTE 15—EARNINGS (LOSS) PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,682,883 and 1,856,550 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Current Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2018				Three months ended September 30, 2017
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-1	Class B
Numerator:
Net income	$31,267				$2,593
Net (income) attributable to noncontrolling interests	(8,316)				(1,369)
Net income attributable to Select Energy Services, Inc. — basic	22,951	$22,951	$—	$—	1,224	$1,224	$—	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	4	4	—	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	15	15	—	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—	—	—	—	—
Net income attributable to Select Energy Services, Inc. — diluted	$22,970	$22,970	$—	$—	$1,224	$1,224	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		78,896,373	—	27,239,419		30,336,923	—	38,462,541
Dilutive effect of restricted stock		55,858	—	—		14,307	—	—
Dilutive effect of stock options		188,179	—	—		6,342	—	—
Dilutive effect of ESPP		92	—	—		—	—	—
Weighted-average shares of common stock outstanding — diluted		79,140,502	—	27,239,419		30,357,572	—	38,462,541
Earnings per share:
Basic		$0.29	$—	$—		$0.04	$—	$—
Diluted		$0.29	$—	$—		$0.04	$—	$—

	Nine months ended September 30, 2018				Nine months ended September 30, 2017
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-1	Class B
Numerator:
Net income (loss)	$72,421				$(20,177)
Net (income) loss attributable to noncontrolling interests	(22,409)				13,013
Net income (loss) attributable to Select Energy Services, Inc. — basic	50,012	$48,523	$1,489	$—	(7,164)	$(4,485)	$(2,679)	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	8	10	(2)	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	22	27	(5)	—	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$50,042	$48,560	$1,482	$—	$(7,164)	$(4,485)	$(2,679)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		69,929,330	2,145,311	33,994,800		16,189,997	9,671,795	38,462,541
Dilutive effect of restricted stock		95,822	—	—		—	—	—
Dilutive effect of stock options		285,606	—	—		—	—	—
Dilutive effect of ESPP		94	—	—		—	—	—
Weighted-average shares of common stock outstanding — diluted		70,310,852	2,145,311	33,994,800		16,189,997	9,671,795	38,462,541
Earnings (loss) per share:
Basic		$0.69	$0.69	$—		$(0.28)	$(0.28)	$—
Diluted		$0.69	$0.69	$—		$(0.28)	$(0.28)	$—

NOTE 16—SEGMENT INFORMATION

Select Inc. is an oilfield services company that provides solutions to the North American onshore oil and natural gas industry. The Company’s services are offered through three operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate. Each operating segment reflects a reportable segment led by separate managers that report directly to the Company’s CODM.

As a result of the Rockwater Merger, during the fourth quarter 2017, the Company reorganized its reporting structure and aligned its segments and underlying businesses to execute on the strategies of the combined company.  The Company’s revised operating and reportable segments are Water Solutions, Oilfield Chemicals and Wellsite Services. Accordingly, prior period segment information has been retrospectively revised as of December 31, 2017 and for the Prior Quarter and Prior Period ended September 30, 2017.

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

Wellsite Services —The Wellsite Services segment provides oil and natural gas operators with a variety of services, including provision of workforce accommodations and surface rental equipment, crane and logistics services, wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada. These services are performed to establish, maintain or improve production throughout the productive life of an oil or gas well or to otherwise facilitate other services performed on a well.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$281,361	$37,384	$23,548	$39,692
Oilfield chemicals	64,206	2,824	2,115	2,585
Wellsite services	51,956	1,167	6,190	2,853
Eliminations	(553)	—	—	—
Income from operations		41,375
Corporate	—	(9,117)	984	—
Interest expense, net	—	(1,322)	—	—
Other income, net	—	1,746	—	—
	$396,970	$32,682	$32,837	$45,130

	For the three months ended September 30, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$125,142	$9,844	$19,433	$22,260
Oilfield chemicals	—	—	—	—
Wellsite services	29,275	(306)	3,987	4,844
Eliminations	(537)	—	—	—
Income from operations		9,538
Corporate	—	(7,081)	375	—
Interest expense, net	—	(484)	—	—
Other income, net	—	326	—	—
	$153,880	$2,299	$23,795	$27,104

	For the nine months ended September 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$812,681	$98,584	$66,390	$101,461
Oilfield chemicals	192,678	4,786	7,853	8,264
Wellsite services	163,078	2,445	18,937	12,330
Eliminations	(1,825)	—	—	—
Income from operations		105,815
Corporate	—	(30,159)	2,332	—
Interest expense, net	—	(3,815)	—	—
Other income, net	—	2,607	—	—
	$1,166,612	$74,448	$95,512	$122,055

	For the nine months ended September 30, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$311,645	$5,652	$55,623	$57,273
Oilfield chemicals	—	—	—	—
Wellsite services	78,007	(3,757)	11,521	14,909
Eliminations	(1,398)	—	—	—
Loss from operations		1,895
Corporate	—	(23,855)	1,312	—
Interest expense, net	—	(1,885)	—	—
Other income, net	—	3,342	—	—
	$388,254	$(20,503)	$68,456	$72,182

Total assets by segment as of September 30, 2018 and December 31, 2017 is as follows:

	As of	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Water solutions	$1,087,425	$994,159
Oilfield chemicals	184,635	186,333
Wellsite services	135,378	151,272
Corporate	31,347	24,604
	$1,438,785	$1,356,368

NOTE 17—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 7, 2018, the date these consolidated financial statements were available to be issued.

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

This discussion relates to the three and nine months ended September 30, 2018 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2017 (the “Prior Quarter” and the “Prior Period”, respectively).

Overview

We are a leading provider of total water management and chemical solutions to the oil and gas industry in North America. The oilfield water services market has grown rapidly over the past decade, driven by advances in drilling, completion and production technologies. Within the major unconventional onshore oil and gas plays in the United States, we believe we are a market leader in sourcing, transfer (both by permanent pipeline and temporary hose) and temporary containment of water prior to its use in drilling and completion activities associated with hydraulic fracturing or “fracking,” which we collectively refer to as “pre‑frac water services.” We also provide well testing and flowback services immediately following the well completion. In most of our areas of operations, we provide additional complementary water‑related services that support oil and gas well completion and production activities including monitoring, treatment, hauling, recycling and disposal. In addition to our water-related services, we also develop and manufacture specialty chemicals used in frac-fluid systems and production chemicals used to enhance performance over the life of a well. We believe we are the only oilfield services company that provides total water solutions together with complementary chemical products and related expertise, which we believe gives us a unique competitive advantage in our industry.

We also offer wellsite services that complement our total water management and chemical solutions offering. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

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

•

Wellsite Services.  Our Wellsite Services segment provides a number of services across the U.S. and Canada and is operated primarily under our subsidiaries Peak Oilfield Services, LLC (“Peak”), Affirm Oilfield Services, LLC (“Affirm”) and Rockwater LLC. Peak provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to the U.S. onshore oil and gas industry. Affirm provides oil and gas operators with a variety of services, including crane and logistics services, wellsite and pipeline construction and field services. Operating under Rockwater LLC, we also offer sand-hauling and fluid-logistics services in the Rockies and Bakken regions as well as water transfer, containment, fluid hauling and rental services in Canada.

How We Generate Revenue

We currently generate a significant majority of our revenue through our Water Solutions segment, specifically through our water-management services associated with hydraulic fracturing. We generate the majority of our revenue through customer agreements with fixed pricing terms and earn revenue when delivery of services is provided, generally at our customers’ sites. While we have some long‑term pricing arrangements, most of our water and water‑related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue through our Oilfield Chemicals segment, which provides completion, specialty chemicals and production chemicals, and our Wellsite Services segment, which provides workforce accommodations and related rentals; a variety of wellsite completion and construction services, including wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada. We invoice the majority of our Oilfield Chemicals customers for services provided under such segment based on the quantity of chemicals used or pursuant to short‑term contracts as the customer’s needs arise. We invoice the majority of our customers for services under our Wellsite Services segments on a per job basis or pursuant to short‑term contracts as the customer’s needs arise.

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

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor costs of $125.0 million, $54.8 million, $358.8 million and $155.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance and leasing costs. We incurred equipment costs of $73.6 million, $36.0 million, $213.8 million and $98.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Our depreciation costs have increased as a result of the Rockwater Merger.

We incur significant transportation costs, associated with our service lines, including fuel and freight. We incurred fuel costs of $24.1 million, $8.2 million, $66.2 million and $21.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred raw material costs of $72.8 million, $12.4 million, $210.7 million and $33.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Raw materials costs of $46.1 million and $141.7 million were attributable to our chemical products for the Current Quarter and the Current Period, respectively. We incurred water sourcing costs of $19.8 million, $9.7 million, $46.5 million and $23.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Industry Overview

During the Current Quarter, the average crude oil WTI (Cushing) spot price was $69.69 versus an average price of $48.18 for the Prior Quarter. During the Current Period, the average crude oil WTI (Cushing) spot price was $66.93 versus an average price of $49.30 for the Prior Period. While we cannot be confident on the future direction of oil prices, our discussions with customers and market knowledge indicate that this price range is supportive for continued development of U.S. unconventional oil resources. While natural gas prices are not presently at a level that would encourage activity growth, the bulk of our business is tied to completions of oil wells.

Trends beyond oil prices present both support and challenges. While leading-edge lateral lengths and proppant use have plateaued, the average operator continues to catch up to this leading-edge. The increased use of lower cost, in-basin sand in the Permian Basin supports this development, which should lead to increased pre-frac water demand per well. While pipeline capacity constraints may temporarily restrain completion activity in the Permian, we believe we are better positioned than many of our smaller competitors to reallocate equipment and personnel across basins to where they are most needed. A moderation of activity in this region may also curb cost inflation, which has posed a challenge as both the rig count and the number of working frac crews have increased substantially in the Permian over the last 24 months. Finally, as many operators have tracked ahead of their announced budgets on a prorated basis over the first half of the year, we are seeing slowdowns in completions activity as we move into the fourth quarter. However, we expect this slowdown to be short-lived, and anticipate that the current oil prices would lead to increased capital budgets and heightened activity in 2019.

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

Our operations have benefited from the investments and acquisitions we have made, and we continue to invest in our business. When evaluating new investment decisions, we prioritize high returns on long-lived assets. One way we do this is through margin-enhancing capital expenditures, which often comprises upgrading equipment in order to increase margin realization from those assets. One example of this type of investment is replacing conventional water pumps with automated pumps, which lowers labor costs and increases reliability. Another area of focus is longer-lived infrastructure assets in areas we believe will see consistently high levels of completion activity. We have successfully executed these types of investments both in the Bakken, through our fixed infrastructure investments there, and through our GRR Acquisition in the northern Delaware basin.

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

Gross Profit (Loss)

To measure our financial performance, we analyze our gross profit (loss), which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit is a meaningful metric because it provides insight into profitability and true operating performance based on the historical cost basis of our assets. We also compare gross profit (loss) to prior periods and across segments to identify trends as well as underperforming segments.

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

Acquisition Activity

As described above, we are continuously evaluating potential investments, particularly in water transfer, infrastructure and other water‑related services and technology. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions are not included in our historical results of operations.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$281,358	$125,086	$156,272	124.9%
Oilfield chemicals	63,986	—	63,986	NM
Wellsite services	51,626	28,794	22,832	79.3%
Total revenue	396,970	153,880	243,090	158.0%

Costs of revenue
Water solutions	208,387	88,087	120,300	136.6%
Oilfield chemicals	56,473	—	56,473	NM
Wellsite services	40,860	22,864	17,996	78.7%
Depreciation and amortization	31,853	23,420	8,433	36.0%
Total costs of revenue	337,573	134,371	203,202	151.2%
Gross profit	59,397	19,509	39,888	204.5%

Operating expenses
Selling, general and administrative	25,110	16,087	9,023	56.1%
Depreciation and amortization	984	375	609	162.4%
Lease abandonment costs	1,045	590	455	77.1%
Total operating expenses	27,139	17,052	10,087	59.2%
Income from operations	32,258	2,457	29,801	1212.9%

Other income (expense)
Interest expense, net	(1,322)	(484)	(838)	173.1%
Foreign currency gain, net	248	—	248	NM
Other income, net	1,498	326	1,172	359.5%
Income before tax expense	32,682	2,299	30,383	1321.6%
Income tax (expense) benefit	(1,415)	294	(1,709)	NM
Net income	$31,267	$2,593	$28,674	1105.8%

Revenue

Our revenue increased $243.1 million, or 158.0%, to $397.0 million for the Current Quarter compared to $153.9 million for the Prior Quarter. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $156.3 million resulting from an increase in demand for our services as a result of a rise in completion activities, as well as the Rockwater Merger, which closed on November 1, 2017. For the Current Quarter, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 70.9%, 16.1% and 13.0% of our total revenue, respectively, compared to 81.3%, 0.0%, and 18.7%, respectively, for the Prior Quarter. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $156.3 million, or 124.9%, to $281.4 million for the Current Quarter compared to $125.1 million for the Prior Quarter. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 20.8% and an increase in average quarterly U.S. land rig count of 11.3% during the Current Quarter compared to the Prior Quarter.

Oilfield Chemicals.  Revenue from our oilfield chemicals segment of $64.0 million relates entirely to our Rockwater LLC operations acquired on November 1, 2017.

Wellsite Services.  Revenue increased $22.8 million, or 79.3%, to $51.6 million for the Current Quarter compared to $28.8 million for the Prior Quarter. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 20.8% and an increase in average quarterly U.S. land rig count of 11.3% as compared to the Prior Quarter. The Rockwater Merger contributed $20.1 million of revenue for the Current Quarter.

Costs of Revenue

Costs of revenue increased $203.2 million, or 151.2%, to $337.6 million for the Current Quarter compared to $134.4 million for the Prior Quarter. The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount, and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $120.3 million, or 136.6%, to $208.4 million for the Current Quarter compared to $88.1 million for the Prior Quarter. The results for the Current Quarter include costs associated with Rockwater LLC’s operations. The increase was partly attributable to an increase in salaries and wages of $45.6 million as a result of a 97.9% increase in average headcount during the Current Quarter as compared to the Prior Quarter. In addition to the increases in salaries and wages, we saw an increase in our contract labor expense of $7.4 million as the rapid growth rate in the demand for our services resulted in increased short-term labor needs while our internal recruitment and hiring continues. The increase in cost of revenue was also attributable to an increase in equipment rental and maintenance expense of $22.2 million, materials and supplies expense of $17.2 million and bulk and retail fuel expense of $12.3 million. The increase in fuel and maintenance related expenses were largely attributable to a 105.8% increase in the average number of trucks and tractors in our fleet.

Oilfield Chemicals.  Cost of revenue from our oilfield chemicals segment of $56.5 million relates entirely to our Rockwater LLC operations acquired on November 1, 2017. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Cost of revenue increased $18.0 million, or 78.7%, to $40.9 million for the Current Quarter compared to $22.9 million for the Prior Quarter. This was primarily due to $18.2 million of costs associated with Rockwater LLC’s Canadian operations and Bakken sand and fluid hauling operations.

Depreciation and Amortization. Depreciation and amortization expense increased $8.4 million, or 36.0%, to $31.9 million for the Current Quarter compared to $23.4 million for the Prior Quarter. The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit

Gross profit improved by $39.9 million, or 204.5%, to a gross profit of $59.4 million for the Current Quarter compared to a gross profit of $19.5 million for the Prior Quarter as a result of factors described above. Gross margin as a percent of revenue increased 2.3% to 15.0% during the Current Quarter, from 12.7% during the Prior Quarter. The increase was primarily driven by lower depreciation expense as a percentage of revenues, impacted by higher utilization of fixed assets, and longer useful lives and increased salvage value estimates on certain fixed assets. This was partially offset by the impact of the lower margin chemicals segment from the Rockwater Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.0 million, or 56.1%, to $25.1 million for the Current Quarter compared to $16.1 million for the Prior Quarter. This overall increase was primarily related to the Rockwater Merger.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $1.0 million of lease abandonment costs during the Current Quarter. We recorded $0.6 million of lease abandonment costs during the Prior Quarter.

Net Interest Expense

Net interest expense increased by $0.8 million, or 173.1% to $1.3 million during the Current Quarter compared to $0.5 million in the Prior Quarter due to an increase in our debt borrowings largely in connection with the Rockwater Merger.

Net Income (Loss)

Net income (loss) improved by $28.7 million, or 1,105.8% to a net income of $31.3 million for the Current Quarter compared to a net income of $2.6 million for the Prior Quarter largely as a result of the factors described above.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$812,634	$311,275	$501,359	161.1%
Oilfield chemicals	192,422	—	192,422	NM
Wellsite services	161,556	76,979	84,577	109.9%
Total revenue	1,166,612	388,254	778,358	200.5%

Costs of revenue
Water solutions	606,131	226,737	379,394	167.3%
Oilfield chemicals	172,057	—	172,057	NM
Wellsite services	131,170	62,852	68,318	108.7%
Depreciation and amortization	93,180	67,144	26,036	38.8%
Total costs of revenue	1,002,538	356,733	645,805	181.0%
Gross profit	164,074	31,521	132,553	420.5%

Operating expenses
Selling, general and administrative	77,662	49,298	28,364	57.5%
Depreciation and amortization	2,332	1,312	1,020	77.7%
Impairment of property and equipment	2,282	—	2,282	NM
Impairment of investment	2,000	—	2,000	NM
Lease abandonment costs	4,142	2,871	1,271	44.3%
Total operating expenses	88,418	53,481	34,937	65.3%
Income (loss) from operations	75,656	(21,960)	97,616	444.5%

Other income (expense)
Interest expense, net	(3,815)	(1,885)	(1,930)	102.4%
Foreign currency losses, net	(492)	—	(492)	NM
Other income, net	3,099	3,342	(243)	(7.3)%
Income (loss) before tax expense	74,448	(20,503)	94,951	463.1%
Income tax (expense) benefit	(2,027)	326	(2,353)	NM
Net income (loss)	$72,421	$(20,177)	$92,598	458.9%

Revenue

Our revenue increased $778.4 million, or 200.5%, to $1,166.6 million for the Current Period compared to $388.3 million for the Prior Period. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $501.4 million, resulting from an increase in demand for our services as a result of a rise in completion activities, as well as the GRR Acquisition, which closed on March 10, 2017, the Resource Water Acquisition, which closed on September 15, 2017, and the Rockwater Merger, which closed on November 1, 2017. For the Current Period, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 69.7%, 16.5% and 13.8% of our total revenue, respectively, compared to 80.2%, 0.0%, and 19.8%, respectively, for the Prior Period. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $501.4 million, or 161.1%, to $812.6 million for the Current Period compared to $311.3 million for the Prior Period. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 26.4% and an increase in the nine month average U.S. land rig count of 19.0% during the Current Period compared to the Prior Period.

Oilfield Chemicals.  Revenue from our oilfield chemicals segment of $192.4 million relates entirely to our Rockwater LLC operations acquired on November 1, 2017.

Wellsite Services.  Revenue increased $84.6 million, or 109.9%, to $161.6 million for the Current Period compared to $77.0 million for the Prior Period. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 26.4% and an increase in the nine month average U.S. land rig count of 19.0% as compared to the Prior Period. The Rockwater Merger contributed $67.8 million of revenue for the Current Period.

Costs of Revenue

Cost of revenue increased $645.8 million, or 181.0%, to $1,002.5 million for the Current Period compared to $356.7 million for the Prior Period. The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount, and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Cost of revenue increased $379.4 million, or 167.3%, to $606.1 million for the Current Period compared to $226.7 million for the Prior Period. The results for the Current Period include costs associated with Rockwater LLC’s operations. The increase was partly attributable to an increase in salaries and wages of $138.8 million as a result of a 116.1% increase in average headcount during the Current Period as compared to the Prior Period. In addition to the increases in salaries and wages, we saw an increase in our contract labor expense of $53.6 million as the rapid growth rate in the demand for our services resulted in increased short-term labor needs while our internal recruitment and hiring continues. The increase in cost of revenue was also attributable to an increase in equipment rental and maintenance expense of $64.5 million, materials and supplies expense of $50.0 million and bulk and retail fuel expense of $33.9 million. The increase in fuel and maintenance related expenses were largely attributable to a 126.6% increase in the nine month average number of trucks and tractors in our fleet.

Oilfield Chemicals.  Cost of revenue from our oilfield chemicals segment of $172.1 million relates entirely to our Rockwater LLC operations acquired on November 1, 2017. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Cost of revenue increased $68.3 million, or 108.7%, to $131.2 million for the Current Period compared to $62.9 million for the Prior Period. The results for the Current Period include $59.7 million of costs associated with Rockwater LLC’s Canadian operations and Bakken sand and fluid hauling operations. Excluding Rockwater LLC’s operations, the remaining increase was partially attributable to an increase in salaries and wages and certain labor support and materials costs of $8.9 million resulting from a 7.2% increase in average headcount during the Current Period as compared to the Prior Period resulting from increased demand for our services.

Depreciation and Amortization. Depreciation and amortization expense increased $26.0 million, or 38.8%, to $93.2 million for the Current Period compared to $67.1 million for the Prior Period. The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit

Gross profit improved by $132.6 million, or 420.5% to a gross profit of $164.1 million for the Current Period compared to a gross profit of $31.5 million for the Prior Period as a result of factors described above. Gross margin as a percent of revenue increased 6.0% to 14.1% during the Current Period, from 8.1% during the Prior Period. The increase was primarily driven by lower depreciation expense as a percentage of revenues, impacted by higher utilization of fixed assets, and longer useful lives and increased salvage value estimates on certain fixed assets. This was partially offset by the impact of the lower margin chemicals segment from the Rockwater Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.4 million, or 57.5%, to $77.7 million for the Current Period compared to $49.3 million for the Prior Period. The Prior Period included one-time charges of $12.5 million related to payouts on our phantom equity units and IPO bonuses. Excluding these one-time charges incurred during the Prior Period, selling, general and administrative expenses increased $40.9 million, or 111.3% for the Current Period compared to the Prior Period. This overall increase was primarily related to the Rockwater Merger and GRR Acquisition, which significantly increased our size. Trailing deal costs stemming from the Rockwater Merger and other acquisitions, as well as incremental costs to support our new status as a public company, also contributed to the increase.

Impairment

During the Current Period, we determined that our basis in our cost method investee was no longer fully recoverable, and as such, it was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations. Additionally, during the Current Period, the company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. The impairment expense of $2.3 million is included in impairment of property and equipment within the consolidated statements of operations. There was no impairment expense incurred during the Prior Period.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of continuing costs related to certain facilities that are no longer in use, we recorded $4.1 million of lease abandonment costs during the Current Period, approximately $1.3 million of which are directly attributable to the Rockwater Merger. We recorded $2.9 million of lease abandonment costs during the Prior Period.

Net Interest Expense

Net interest expense increased by $1.9 million, or 102.4% to $3.8 million during the Current Period compared to $1.9 million in the Prior Period due to an increase in our debt borrowings in connection with the Rockwater Merger.

Net Income (Loss)

Net income (loss) improved by $92.6 million, or 458.9%, to a net income of $72.4 million for the Current Period compared to a net loss of $20.2 million for the Prior Period largely as a result of the factors described above.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$31,267	$2,593	$72,421	$(20,177)
Interest expense	1,322	484	3,815	1,885
Income tax expense (benefit)	1,415	(294)	2,027	(326)
Depreciation and amortization	32,837	23,795	95,512	68,456
EBITDA	66,841	26,578	173,775	49,838
Impairment of property and equipment	—	—	2,282	—
Impairment of investment	—	—	2,000	—
Lease abandonment costs	1,045	590	4,142	2,871
Non-recurring severance expenses	495	—	495	122
Non-recurring transaction costs	2,645	4,382	7,820	5,462
Non-cash compensation expenses	2,565	549	8,030	1,781
Non-cash loss on sale of assets or subsidiaries	315	268	2,079	775
Non-recurring phantom equity and IPO-related compensation	—	—	—	12,537
Foreign currency (gain) loss	(248)	—	492	—
Inventory write-downs	36	—	430	—
Adjusted EBITDA	$73,694	$32,367	$201,545	$73,386

EBITDA was $66.8 million for the Current Quarter compared to $26.6 million for the Prior Quarter. Adjusted EBITDA was $73.7 million for the Current Quarter compared to $32.4 million for the Prior Quarter. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

EBITDA was $173.8 million for the Current Period compared to $49.8 million for the Prior Period. Adjusted EBITDA was $201.5 million for the Current Period compared to $73.4 million for the Prior Period. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members and shareholders, the net proceeds from the Select 144A Offering, the net proceeds from the IPO, borrowings under our credit facilities and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and fund acquisitions. Depending upon market conditions and other factors, we may also issue debt and equity securities if needed.

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

At September 30, 2018, cash and cash equivalents totaled $13.1 million. In addition to cash and cash equivalents, we had approximately $205.0 million of available borrowing capacity under our Credit Agreement as of September 30, 2018. As of September 30, 2018, the borrowing base under the Credit Agreement was $290.8 million, the outstanding borrowings totaled $65.0 million and the outstanding letters of credit totaled $20.8 million.  As of November 2, 2018, the borrowing base under the Credit Agreement was $285.6 million, the outstanding borrowings totaled $55.0 million, the outstanding letters of credit totaled $20.8 million, and the available borrowing capacity under the Credit Agreement was $209.8 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Net cash provided by (used in) operating activities	$124,630	$(4,249)	$128,879	NM
Net cash used in investing activities	(102,090)	(121,535)	19,445	(16.0)%
Net cash (used in) provided by financing activities	(12,169)	128,136	(140,305)	(109.5)%
Subtotal	10,371	2,352
Effect of exchange rate changes on cash and cash equivalents	(95)	—	(95)	NM
Net increase in cash	$10,276	$2,352

Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2018 and 2017

Operating Activities. Net cash provided by operating activities was $124.6 million for the Current Period, compared to net cash used in operating activities of $4.2 million for the Prior Period. The $128.9 million increase in net cash provided by operating activities related primarily to increased net income adjusted for noncash items which was driven by a significant growth in revenue and improvement in gross margins resulting from recovering demand for our services as compared to the prior year period, as well as the financial earnings contribution of the Rockwater Merger.

Investing Activities. Net cash used in investing activities was $102.1 million for the Current Period, compared to $121.5 million for the Prior Period. The $19.4 million decrease in net cash used in investing activities was primarily due to the $60.2 million decrease in cash used for acquisitions, primarily related to the GRR Acquisition in March 10, 2017, partially offset by an increase in cash used for capital expenditures during the Current Period of $43.5 million to support the increased scale of operations following the Rockwater Merger which occurred on November 1, 2017.

Financing Activities. Net cash used in financing activities was $12.2 million for the Current Period, compared to cash provided by financing activities of $128.1 million for the Prior Period. The $140.3 million decrease in net cash provided by financing activities was primarily due to non-recurring nature of the $128.5 million in net proceeds received from the issuance of shares in our IPO on April 26, 2017, including the exercise of the over-allotment option, coupled with a net $10.0 million pay down of long-term debt.

Credit Agreement

Our previous credit facility (the “Previous Credit Facility”), had a maturity date of February 28, 2020 and a revolving line of credit of $100.0 million.

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

We were in compliance with all debt covenants as of September 30, 2018.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 8—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of September 30, 2018.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2017 Form 10-K filed on March 19, 2018.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2—Significant Accounting Policies in Part I, Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

At September 30, 2018, we had no material off balance sheet arrangements, except for operating leases. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise had we engaged in such financing arrangements.

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

Interest Rate Risk

At September 30, 2018, we had $65.0 million outstanding debt under our Credit Agreement. As of November 2, 2018, we had $55.0 million of outstanding borrowings and approximately $209.8 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount currently outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.7 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory‑installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company‑wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted 4% of our fleet at such time. We are unable to predict at this time whether any administrative, civil or criminal charges will be brought against us, although we have learned that at least one employee, a service shop supervisor, may be the target of a criminal investigation, and it is possible that other individuals or we could become targets. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. Although we are unable to predict the outcome of this investigation, we note that in similar circumstances, the EPA has imposed fines of up to $7,200 per altered vehicle and has also required the responsible party to disgorge any financial benefit that it may have derived.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
July 1, 2018 to July 31, 2018	1,190	$15.08
August 1, 2018 to August 31, 2018	—	—
September 1, 2018 to September 30, 2018	16,553	$12.25
	17,743

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

SELECT ENERGY SERVICES, INC.

Date: November 7, 2018	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: November 7, 2018	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer