Form 10-K
period 2018-12-31
Select Energy Services, Inc.
filed 2019-03-01
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2018 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $874.4 million.  There were 79,048,523 and 26,026,843 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 25, 2019.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Annual Report on Form 10-K, as well as the other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward‑looking statements include, but are not limited to, those summarized below:

•the level of capital spending and access to capital markets by oil and gas companies;

•trends and volatility in oil and gas prices;

•demand for our services;

•capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a  slowdown in drilling and completion investment, and thus a slowdown in the demand for our services in our core markets;

•our ability to retain key management and employees;

•our ability to hire and retain skilled labor;

" regional impacts to our business, including our key infrastructure assets within the Bakken and northern Delaware;

•our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;

•our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•our health, safety and environmental performance;

•the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals and various environmental matters;

•the impact of competition on our operations;

•the degree to which our exploration and production (“E&P”) customers may elect to bring their water-management services in-house rather than source these services from companies like us;

•delays or restrictions in obtaining permits by us or our customers;

•constraints in supply or availability of equipment used in our business;

•the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services;

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

References Within This Annual Report

As used in Part I of this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our,” “us” or similar expressions refer (1) for time periods prior to our December 2016 private placement of 16,100,000 shares of our Class A-1 common stock at $20.00 per share (the “Select 144A Offering”) and the related corporate reorganization transactions to Select Energy Services, LLC (“Select LLC”) and SES Holdings, LLC (“SES Holdings”) and their consolidated subsidiaries, (2) for time periods after the Select 144A Offering and the related corporate reorganization transactions and prior to the Rockwater Merger (as defined herein) and the related corporate reorganization transactions, to Select Energy Services, Inc. (“Select Inc.”) and its consolidated subsidiaries and (3) after the Rockwater Merger and the related corporate reorganization transactions, to Select Inc. and its consolidated subsidiaries, including those subsidiaries acquired in the Rockwater Merger. Additionally, prior to the consummation of the Rockwater Merger and the related corporate reorganization transactions, “Rockwater” refers to Rockwater Energy Solutions, Inc. and its consolidated subsidiaries and “Rockwater LLC” refers to Rockwater Energy Solutions, LLC and its consolidated subsidiaries. Following the consummation of Rockwater Merger and the related corporate reorganization transactions “Rockwater” refers to Select Energy Solutions (RW), Inc. and its consolidated subsidiaries and “Rockwater LLC” refers to Rockwater Energy Solutions, LLC and its consolidated subsidiaries.

ITEM 1.              BUSINESS

We are a leading provider of water-management solutions to the oil and gas industry in North America. We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the United States, we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre‑frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water‑related services that support oil and gas well completion and production activities, including monitoring, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines water-management services with related chemical products.

Water is essential to the development and completion of unconventional oil and gas wells, where producers rely on fracking to stimulate the production of oil and gas from dense subsurface rock formations. The volume of water required to economically produce tight oil and gas reserves in the United States and Canada has grown more than tenfold in recent years. Water and related services comprise a large and growing portion of our customers’ drilling and completion costs. The fracking process involves the injection of large volumes of water and proppant (typically sand) together with chemicals under high pressure, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Our team of chemists and research and development personnel work with our customers to optimize the frac fluid system. Our completion chemicals are blended with water to improve the transport and placement of proppant in targeted zones within the producing formation. The induced fractures near the wellbore allow hydrocarbons to flow into the wellbore for extraction. Up to fifty percent of the water pumped into the well during the fracking process returns as “flowback” during the first several weeks following the well completion process, and a large percentage of the remainder, plus pre‑existing water in the formation, is recovered as produced water over the life of the well. This flowback and produced water must be captured, contained and then either disposed of in an environmentally safe manner, or treated and recycled for reuse in subsequent frac jobs. We provide services that support the operator’s management of flowback and produced water for either disposal or reuse. After the well has been fracked, we provide services related to initial flowback, followed by long-term production operations. Our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

The diagram below illustrates the primary water solutions and oilfield chemicals services we provide during the completion and production cycle of a horizontal well:

Advances in drilling and completion technology have propelled U.S. shale-oil production from about 500,000 barrels per day in 2010 to nearly six million barrels per day in 2018. Concurrently, the total volumes of water required in the fracking process have grown dramatically. For example, in 2010 the completion of a typical horizontal well might require roughly 75,000 barrels, or the equivalent of approximately 575 tank truck loads of water. Today, current horizontal well completion designs can call for in excess of 500,000 barrels for a single well, roughly equivalent to 3,850 truck loads of water. Multi‑well pad completions can require in excess of five million barrels, or the equivalent of 38,500 tank truck loads, of water per pad. Significant mechanical, logistical, environmental and safety issues related to the transfer and subsequent containment of such large volumes via tank truck have resulted in tank trucks no longer representing a viable solution for the transport of frac water. Accordingly, E&P companies have shifted their pre-frac operational focus away from traditional tank truck operators and small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high quality, reliable, comprehensive and environmentally sound water-management solutions.

The total volumes of flowback and produced water are even greater―by some estimates, the U.S. oil and gas industry today produces over 20 billion barrels of water per year and this volume is likely to grow. We believe the industry will increasingly turn to companies like us to help cost-effectively manage produced water in an environmentally responsible way.

We believe our broad geographic footprint, comprehensive suite of water services, inventory of water sources and permanent and temporary pipeline infrastructure position us to be a leading provider of water solutions in all of the shale oil and gas plays that we serve. We have well‑established field operations in what we believe to be core areas of many of the most active shale plays in North America, including the Permian Basin, SCOOP/STACK, Bakken, Eagle Ford, Haynesville, Marcellus, Utica, Rockies (DJ/Niobrara, Powder River and Uinta), other Mid‑Continent (“MidCon”) basins (Woodford, Barnett, Fayetteville, Granite Wash and Mississippian) and Western Canada. Our broad footprint enables us to service the majority of current domestic unconventional drilling and completions activity. We estimate that over 80% of all currently active U.S. onshore horizontal rigs are operating in our primary service areas. We believe that the vast majority of rigs that will be deployed in the near‑ to medium‑term will be situated in these areas. In particular, we have established a strong position in the Permian Basin, which is presently our largest operating region.

We have secured access to significant volumes of water in key unconventional development areas, to support our pre-frac services offering. Water sources are often difficult to locate, acquire and permit, particularly in the quantities needed for multi‑well pad development programs. We have secured permits or long‑term access rights to approximately 1.8 billion barrels of water annually from hundreds of sources, including large-scale sources such as the Brazos, Missouri, Navasota, Ohio, Pecos, Rio Grande, Sabine, San Antonio and Washita Rivers, as well as large industrial sources of water in the northern Delaware Basin region of the Permian Basin. In the Bakken, for example, we believe we have established a market-leading position by securing three governmental permits which enable us to withdraw up to 100 million barrels of water annually from the Missouri River and Lake Sakakawea in North Dakota. Freshwater access cannot be easily replicated on Lake Sakakawea today as there are multiple environmental and regulatory conditions that must be met before an industrial water intake location can be built. New permits will also not be granted within 25 miles of an intake location associated with an existing permit. We have three of the five existing permits off Lake Sakakawea. In addition to surface water rights, groundwater resources, including both fresh and brackish water, are a key component of our extensive water portfolio.

These sources have been secured or developed within our Water Solutions segment and are designed with dedicated containment and transfer logistics to offer a complete water-management solution. The first step in procuring a water source is identifying an area of interest based on anticipated drilling and completion activity as a result of lease activity, applications for permits and industry sources. After a specific water source is identified, we perform an assessment of the particular prospective source, including confirming availability, regulatory status, and any limitations on potential water rights. We use our AquaView® technology to quantify volumes and flow rates to verify current and potential water availability and volumes. After confirming the relevant ownership information, we begin negotiations with the applicable landowner or holder of the water rights. After finalizing the agreements and access rights, our team will obtain necessary regulatory approvals, permits and rights‑of‑way as needed based on the regulatory authorities involved and individual circumstances.

Going forward, we believe that our expertise and relationships in water sourcing will continue to constitute a competitive advantage in identifying and securing additional sources of water. Additionally, water is increasingly becoming sourced through the reuse of produced or flowback water from existing wells that have been subjected to various treatment, recycling or freshwater blending options. We have a dedicated team of individuals focused on developing and deploying water treatment and reuse services for our customers. Although water reuse has been a relatively small percentage of our revenue to‑date, we believe demands for our water-reuse services will increase as overall water demands increase, freshwater availability becomes more limited, regulatory restrictions on the use of freshwater become more onerous, flowback and produced water disposal costs escalate, and the reuse of treated flowback and produced water becomes a cost-effective alternative to freshwater sourcing in certain areas.

We also manage the transfer of water from the source, between containments, and ultimately to the wellsite for well completion. This water may originate from one of our sources, or may be owned by a customer. We have invested significant capital in temporary pipe, including approximately 1,500 miles of lay‑flat hose, and other related assets. Our lay‑flat hose provides a flexible water transfer solution and can be customized to fit a specific project. After the completion of a project, the lay‑flat hose can be quickly and cost‑effectively removed and redeployed for a new project. These investments enable us to provide our customers with temporary water transfer systems that have substantially lower risk of leaks or spills compared to many alternative temporary piping options. We believe our expansive inventory of lay‑flat hose, in combination with our customers’ preference for this temporary water transfer method, positions us to be a market leader for this class of water transfer services.

To support our water sourcing and transfer services, we have also made significant investments in strategic permanent pipelines that provide reliable and cost-effective water delivery. Our most significant discrete infrastructure investments to date have been in the Bakken region, where we operate two underground pipeline systems, the Charlson and the Iverson systems, in McKenzie County, North Dakota that can currently deliver up to 62 million barrels of freshwater per year. We are currently developing a third underground pipeline to supply freshwater to oil and gas companies operating in Williams County and western Mountrail County, North Dakota. Once completed, this third system would allow us to fully utilize our 100 million barrels of annual water rights in this region. We have signed long‑term contracts supported by Areas of Mutual Interest with major Bakken producers that we believe will use a significant portion of our current pipeline capacity. Additionally, with the GRR Acquisition in March 2017, we acquired rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually. We also acquired water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure, related storage facilities and pumps, and associated rights of way, all located in the northern Delaware sub-basin of the Permian Basin. In February 2019, we announced that we had secured a multi-year contract with a major global integrated oil company to help underwrite the expansion of our water pipeline network in this area. We also acquired additional sourcing contracts in the northern Delaware Basin region of the Permian Basin to support this expansion.

In addition to water sourcing and transfer, our Water Solutions segment offers various complementary water‑related services that support oil and gas completion and production activities. Before and during the completion phase of a well, along with water sourcing and transfer, we offer water containment, monitoring and treatment solutions. Following the completion process, we provide flowback and well-testing services, produced water hauling, pipeline gathering and disposal services and water treatment and recycling solutions relating to the potential reuse of flowback and produced water for new well completions. We support our customers across the life cycle of a well from completion to production. Our comprehensive technical expertise related to water solutions management uniquely positions us relative to other water solutions providers to provide our customers comprehensive service solutions designed to maximize well performance, reduce costs and increase efficiencies while reducing the environmental impacts of their resource development.

We have also invested significantly in our AquaView® suite of proprietary hardware and software applications for measuring and monitoring water. Our solar-powered cellular and satellite-based remote-monitoring telemetry systems provide the ability to gain precise and accurate volumetric analyses of water assets and provide real-time data to our customers that is accessible 24/7 via computer, smart phone or tablet. Our Hydrographic Mapping Vessels (“HMVs”) use sonar, GNSS, and compass technology to provide precise volumetric analyses of water assets. The HMVs are rapidly deployed, durable enough to handle flowback pits, and can navigate through tight spaces in natural ponds. Additionally, our Aquaview® sensors give timely information about acid levels, water quality, temperature and flow rate to assure there is sufficient water at the right quality levels and provide alarm notifications to prevent problems during the well completion.

Our AquaLogic™ suite of automated solutions consists of automated equipment including water transfer pumps, manifolds, proportioning systems and telemetry meter trailers. AquaLogic™ gives operators the ability to remotely set and maintain operational parameters. When the system detects that a certain threshold has been crossed, it sends out an alert and then, through dynamic machine learning, takes intelligent action to keep operations running safely and smoothly. This can include actions such as raising a pumps’ RPM to maintain desired flow rates, adjusting valves in a proportioning system to maintain the desired water quality whilst blending fresh and impaired water sources on-the-fly or shutting down the system and valves completely in the event of a detected failure. Our automation capabilities provide a safer, more efficient and cost-effective transfer, treatment and containment of produced or other impaired water sources.

Our Oilfield Chemicals segment, operated primarily under our subsidiary, Rockwater LLC, develops, manufactures and delivers a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies and are provided to leading pressure pumping service companies in the United States. Our production chemicals solutions, which are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our product lines support the full range of fluid systems utilized primarily in the completion and development of unconventional resources. The use of automated communications systems combined with direct‑to‑wellsite delivery ensures seamless product availability for our customers, while our chemical expertise enables us to deliver a customized suite of products to meet customers’ technical and economical product needs. Our expertise in frac chemistry also positions us to support our customers in the ever-changing chemistry of well completions with our wide range of manufactured products. In addition to our product offering, we provide inventory management services, including procurement, warehousing and delivery services. We have two primary manufacturing facilities in Texas and one in Oklahoma, six regional distribution centers, approximately 50 heavy chemical transport trucks and approximately 230 on-site storage and transport trailers. Rockwater has introduced the first in-basin manufacturing facility of emulsion polymers (friction reducers) in our industry. The in-basin manufacturing facility is strategically located in the Permian Basin, which provides the advantage of reducing our overall transportation costs of delivering finished goods to our customers within the basin.

We also offer our customers various ancillary services through our Wellsite Services segment. Through our subsidiary Peak Oilfield Services, LLC (“Peak”), we provide workforce accommodations and surface rental equipment supporting oil and gas drilling, completion and production operations. Through our subsidiary Affirm Oilfield Services, LLC (“Affirm”), we provide crane and logistics services, wellsite and pipeline construction and various field services. Operating under Rockwater LLC, we also offer sand hauling and logistics services in the Bakken region, as well as water transfer, containment, fluids hauling and other rental services in Western Canada. We provide these services to a wide range of customers in many of the most active shale oil and gas plays in the United States and Canada.

We maintain a culture of safety, preserving the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards. Further, our safety recognition program incentivizes employees throughout our organization to focus on conducting operations in accordance with our strict safety standards. In addition, we work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. We believe that our customers will select their service providers based in part on the quality of their safety and compliance records, and therefore, we will continue to make significant investments to be a market leader in this area.

Recent Developments

Northern Delaware Basin Infrastructure Investment

In February 2019, we announced the commencement of a new fixed pipeline infrastructure project in the northern Delaware Basin region of New Mexico. We expect to invest approximately $25 million in this fixed pipeline infrastructure, which is anticipated to begin operations by the third quarter of 2019. This project is supported by a five-year take-or-pay contract with a major international integrated oil company for the purchase and delivery of 75 million barrels in total of water. The pipeline system will initially support the provision of up to 100,000 barrels of water per day utilizing existing rights-of-way and source water rights from recently executed long-term supply agreements with industrial sources.

Share Repurchase

Effective November 14, 2018, our board of directors authorized a share repurchase program of up to $20 million, which expired December 15, 2018. During this timeframe, the Company repurchased 1,703,651 shares in open market transactions, at a total cost of $15.7 million, for a weighted average price of $9.19, or $9.21 after fees. All repurchased shares were retired.

Pro Well Acquisition

On November 20, 2018 we completed our acquisition of the assets of Pro Well Testing and Wireline, Inc. (“Pro Well”) for $12.4 million, which was funded with cash on hand. This acquisition expands our flowback footprint into the Delaware basin in New Mexico and adds new strategic customers. The Pro Well assets acquired included $6.6 million of property, plant and equipment infrastructure that supports current operations.

Rockwater Merger

On November 1, 2017, we completed the transactions (the “Rockwater Merger”) contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among us, SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Raptor Merger Sub, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of SES Holdings, Rockwater and Rockwater LLC. Pursuant to the Merger Agreement, we combined with Rockwater in a stock‑for‑stock transaction in which we issued approximately 25.9 million shares of our Class A common stock, 6.7 million shares of our Class A‑2 common stock and 4.4 million shares of our Class B common stock to the former holders of Rockwater common stock and a unit‑for‑unit transaction in which SES Holdings issued approximately 37.3 million common units in SES Holdings  (each, an “SES Holdings LLC Unit”) to the former holders of units in Rockwater LLC (each, a “Rockwater LLC Unit”). The total consideration paid was $620.2 million. In March 2018, all 6.7 million shares of our Class A-2 common stock were converted into shares of Class A common stock.

Rockwater was incorporated as a Delaware corporation in March 2017. Prior to the Rockwater Merger, Rockwater was a holding company whose sole material asset consisted of a membership interest in Rockwater LLC. Rockwater’s predecessor corporation was formed as a Delaware corporation in June 2011 and converted into Rockwater LLC in March 2017.

Resource Water Acquisition

On September 15, 2017, we completed our acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”). The total consideration paid was $9.0 million. Resource Water provides water transfer services to E&P operators in West Texas and East Texas. Resource Water’s assets acquired included 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions which are viewed as strategic to our Water Solutions business.

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

Crescent Merger

On March 31, 2017, Rockwater acquired Crescent Companies, LLC (‘‘Crescent’’), a company that provides water and fluid-management solutions to E&P companies principally in the Mid Continent, Marcellus/Utica, Eagle Ford and Permian basins (the “Crescent Merger”). The consideration for the Crescent Merger consisted of equity securities and the repayment of Crescent’s outstanding indebtedness, which was approximately $39.3 million, using borrowings under Rockwater’s credit facility. Rockwater issued 4,105,998 shares of Rockwater Class A Common Stock and Rockwater LLC issued 5,693,258 Rockwater LLC Units and an equivalent number of shares of Rockwater Class B Common Stock to the owners of Crescent.

GRR Acquisition

On March 10, 2017, we completed our acquisition of Gregory Rockhouse Ranch, Inc. (the “GRR Acquisition”) and certain other affiliated entities and assets (collectively, the “GRR Entities”). The GRR Entities provide water and water‑related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin. The total consideration we paid for this acquisition was $59.6 million, with $53.0 million paid in cash, $5.5 million paid in shares of Class A common stock, and $1.1 million in assumed tax liabilities to the sellers. We funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Previous Credit Facility (as defined below), which we repaid with a portion of the net proceeds of the IPO. We believe this acquisition has significantly enhanced our position in the northern Delaware region of the Permian Basin.

Description of Business Segments

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

Service Lines

Our Water Solutions operating segment is divided into the following service lines:

• Water Sourcing.  Our Water Sourcing service line helps E&P companies originate water used for drilling and completion operations from our surface, ground and industrial water sources. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights to approximately 1.8 billion barrels of water annually from hundreds of sources, a number which varies over time, including large-scale waterways such as the Brazos, Missouri, Navasota, Ohio, Pecos, Rio Grande, Sabine, San Antonio and Washita Rivers, as well as large industrial volumes of water in the northern Delaware Basin region of the Permian Basin. In the Bakken, we have three governmental permits that enable us to withdraw up to 100 million barrels of water annually from the Missouri River and Lake Sakakawea in North Dakota. Freshwater access cannot be easily replicated on Lake Sakakawea today as there are multiple environmental and regulatory conditions that must be met before an industrial water intake location can be built. New permits will also not be granted within 25 miles of an intake location associated with an existing permit. We have three of the five existing permits off Lake Sakakawea. Additionally, the GRR Entities, acquired in 2017, have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually. In addition to primary frac water origination, we also source brine water and other completion fluids.

• Water Transfer.  With our Water Transfer service line we install both temporary and permanent pipeline systems to deliver water at high‑volumes and rates from the water source to water containment facilities (tanks, pits and ponds), and when required, all the way to the well. Our assets include more than 110 miles of underground pipeline, over 1,000 miles of above-ground pipeline, over 1,500 miles of lay‑flat hose, more than 1,200 high‑rate water-transfer pumps and related equipment. With the Rockwater Merger, we expanded our water-transfer service capabilities throughout North America. Our most significant permanent pipeline systems, which are located in the Bakken and the Permian, are described in more detail below.

• Permian: We have significant Permian Basin infrastructure, primarily in New Mexico. The GRR acquisition, in March 2017, added significant water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin.

• Bakken: We have invested over $30.0 million in the Charlson Pipeline and the Iverson Pipeline in the Bakken located in McKenzie County, North Dakota, and we are developing a third pipeline system that will serve Williams County and western Mountrail County. The Charlson pipeline system is located on the eastern side of McKenzie County, North Dakota, and consists of approximately 30 miles of operational pipeline. The Iverson pipeline system is located in western McKenzie County, North Dakota, and consists of approximately 58 miles of operational pipeline. Of the approximately 88 miles of underground pipeline systems, we own 38 miles and have contractual rights to access the remaining 50 miles. The development of the third permit began in late 2017 and, when complete, will allow us to utilize 100 million barrels of freshwater per year across the three systems.

We install lay‑flat hose as part of a flexible water-transfer solution that can be customized to fit a specific project. After the completion of a project, the lay‑flat hose can be quickly and cost‑effectively removed and redeployed for a new project, including projects in different geographic regions. A lay‑flat hose has a significantly lower risk of spills than most other types of temporary jointed‑pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. We believe the average length of a lay‑flat hose used in a project is approximately 5 miles, but the length can vary from as little as a few hundred feet to as much as 75 miles for a comprehensive water-management solutions program. Our lay‑flat hose consists of 8-inch, 10-inch and 12-inch diameter segments. Depending on the requirements of a project, a lay‑flat hose may run from a water source directly to a containment area or wellsite or from containment area to containment area. Our customers generally prefer a lay‑flat hose to alternative temporary piping options due to the cost‑effectiveness, customizability and reduced risk of spills.

• Well Testing and Flowback.  Our Well Testing and Flowback service line provides highly trained personnel and state‑of‑the‑art equipment and technologies to perform services that include frac support, frac plug drill‑out, flowback and well testing. These services add value to the customer by providing initial well productivity data. Our traditional well testing and hydraulic equipment can be deployed in a wide range of operational conditions, such as high and low temperature, high and low pressure, high hydrogen sulfide concentration and high volume. Currently, we own more than 300 equipment spreads to support this broad range of services.

• Water Containment.  We are the largest provider of high‑capacity aboveground water storage tanks (“ASTs”) in North America. We offer ASTs ranging in size from 4,500 to 60,000 barrels per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a low-cost containment alternative to frac tanks. ASTs can be set up as part of our Water Treatment and Recycling service offerings which can be bundled with our Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and be installed in half-a-day, replacing the equivalent of eighty 500‑barrel frac tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We can also offer nested tanks for complete secondary containment.

• Water Monitoring.  Our Water Monitoring services support the full scope of our Water Solutions services and include hydrographic mapping services, remote pit and tank monitoring, generator monitoring, leak detection and automation-equipment services, including transfer pumps, manifolds, proportioning systems and telemetry meter trailers. These services securely track water assets and measure information such as flow rates, temperature, pressure, water qualities such as acidity and salinity, providing real-time data through our customized portals and alert systems which are accessible 24/7 via computer, smart phone or tablet.

• Water Treatment and Recycling.  Our Water Treatment and Recycling service line works with oil and gas producers to treat water utilized in the drilling, completion and production processes. Additionally, we offer recycling services for the reuse of flowback, produced or otherwise lower-quality water for use or reuse in new well completions. Specifically, we offer water treatment and recycling solutions ranging from basic filtration solutions to the application of chemical disinfection and more advanced technologies, including oil removal, solids removal and the removal of other contaminants. These solutions are offered on a mobile or fixed basis through in‑house equipment and expertise, as well as with outside strategic relationships and investments.

• Fluid Hauling. Under this service line we transport and store water and various drilling, completion and production fluids, utilizing our fleet of vacuum trucks, winch trucks, hydrovac trucks, and related assets, such as frac tanks. Currently, we own and lease approximately 200 tractors and own approximately 1,100 frac tanks.

• Fluid Disposal.  We currently operate 16 salt-water disposal (“SWD”) wells with total daily maximum permitted disposal capacity of more than 300,000 bpd. Our active SWD wells are located in the Eagle Ford (5), Haynesville (5), Permian (3), MidCon (2) and Rockies (1) regions. We dispose of both flowback water produced from hydraulic fracturing operations as well as naturally-occurring produced water that is extracted during the oil and natural gas production process. Our volumes are derived from a combination of both owned and third-party gathering pipelines as well as through owned and third-party fluid-hauling trucks.

Geographic Areas of Operation

We offer our Water Solutions services in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	—	✓	✓
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Water Monitoring	✓	✓	✓	✓	✓	✓	✓
Water Treatment and Recycling	✓	✓	—	✓	✓	✓	✓
Well Testing and Flowback	✓	✓	—	✓	✓	✓	✓
Fluid Hauling	✓	✓	✓	✓	—	✓	✓
Frac Tanks	✓	✓	—	✓	—	✓	✓
Fluid Disposal	✓	✓	—	✓	—	✓	✓

Customers

Our Water Solutions customers primarily include major integrated and independent U.S. and international oil and gas producers.

Competition

Our industry is highly competitive. Our customers typically award contracts after a competitive bidding process. Track record, the skill and competency of our people, pricing, safety and environmental performance are key factors in the bid evaluation. Equipment availability, location, and technical specifications can also be significant considerations.

Certain large domestic and international oilfield services companies offer some water‑oriented and environmental services, though these are generally ancillary to their core businesses. As a result, the water solutions industry is highly fragmented and our main competitors are typically smaller and often private service providers that focus on water solutions and logistical services across a narrow geographic area or service offering. We seek to differentiate ourselves from our competitors by delivering high-quality services and equipment, coupled with well-trained people and a commitment to superior execution and a safe working environment.

Oilfield Chemicals

Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater LLC. We develop, manufacture and provide a full suite of completion and production chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. We sell completion chemicals primarily to leading pressure-pumping service companies in the United States. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well.

Service Lines

Our Oilfield Chemicals segment is divided into the following services lines:

•Completion Chemicals.  Through our Completion Chemicals service line we develop, manufacture and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our customers are leading pressure-pumping service companies in the United States. Our product lines support the three major types of well completions used in shale oil and gas development today (cross‑linked gel frac, linear fracs and slickwater fracs). We can provide 24/7/365 time‑critical logistical support to our customers. Our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct‑to‑wellsite delivery to ensure seamless product availability for our customers. With our expertise in frac chemistry, we can develop customized products to meet customers’ frac-fluid system requirements. We have two primary manufacturing facilities in Texas, six regional distribution centers, approximately 50 heavy chemical transport trucks and approximately 230 on-site storage and transport trailers.

•Production Chemicals.  In our Production Chemicals service line, we help our customers analyze well performance issues and develop engineered chemical solutions to enhance production and well performance and reduce production costs. We have two primary manufacturing facilities in Texas and one in Oklahoma. We serve the Permian, Eagle Ford, Mid‑Continent and Rockies markets and we offer analytical services as well as lab and field support through 23 field locations. Our products include production-enhancing chemicals, ancillary oilfield services including corrosion and scale monitoring, chemical inventory management, well failure analysis, and lab services. In the Permian, our centrally located lab provides complete water and bacteria analysis through the well life cycle beginning with frac water through the production cycle. Our strategy is to provide basin‑specific production chemicals solutions to operating companies that lower costs and increase production. Our products help our customers mitigate scaling, corrosion, hydrogen sulfide and paraffin build‑up problems. This service line allows us to help our customers manage well performance and costs over the life cycle of a well. We believe our Production Chemicals service line complements our Water Solutions segment by expanding our relationships with key customers and pulling through other services. Our Production Chemicals business works closely with our Completions Chemicals service business, for example, when advising customers on the fluid systems best suited for a particular well when it transitions form completion to production.

Geographic Areas of Operation

We provide Oilfield Chemicals services in most of the major unconventional shale plays in the continental U.S. In the chart below, a “✓” indicates that we offer the service line in the indicated geographic region.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Haynesville	Rockies
Completion Chemicals	✓	✓	✓	✓	✓	✓
Production Chemicals	✓	✓	—	✓	✓	✓

Customers

Our Oilfield Chemicals customers primarily include pressure pumpers, along with major integrated and independent U.S. and international oil and gas producers.

Competition

The Oilfield Chemicals business is highly competitive. Our competitors include both large manufacturers and companies that are pure distributors of commodities and specialty chemicals. We believe that the principal competitive factors in the markets we serve are technical expertise, manufacturing capacity, workforce competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate ourselves from our competitors by delivering high‑quality services and solutions, coupled with superior execution and operating efficiency in a safe working environment.

Wellsite Services

Our Wellsite Services segment provides a number of services across the U.S. and Canada and is operated primarily under our subsidiaries Peak, Affirm and Rockwater LLC.

Service Lines

Our Wellsite Services segment is divided into the following service lines:

•Accommodations and Rentals.  Our accommodations and rentals service line, operating under our subsidiary, Peak, provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to support U.S. onshore oil and gas activity. The services provided include fully furnished office and living quarters, freshwater supply and wastewater removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long‑term rentals supporting field personnel.

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

•Sand Hauling.  Our sand hauling service line, operating under our subsidiary, Rockwater LLC, provides proppant storage, transport, transloading, and sand and proppant supply and transportation logistics through our fleet of trucks and trailers.

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

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies	Canada
Accommodations & Rentals	✓	✓	—	✓	✓	—	✓	—
Wellsite Completion & Construction Services	✓	—	—	✓	✓	—	✓	—
Sand Hauling	—	—	✓	—	—	—	—	—
Canada Fluids Logistics	—	—	—	—	—	—	—	✓

Customers

Our Wellsite Services customers include major integrated and independent U.S. and international oil and gas producers, as well as midstream and other oilfield services companies.

Competition

Historically, our competition has varied significantly by service line. The market for accommodations and rentals has been serviced by a relatively fragmented competitor base ranging from small local and privately‑owned regional service companies to large private and public companies operating across diverse geographies. Our main competitors in the market for wellsite completion and construction services are typically smaller or mid‑sized, and often private, service providers that focus on construction and field services across a narrow geographic area. Our competitors in the market for sand hauling are typically regionally focused smaller or mid‑sized service providers. Our primary competitors in our Canadian operations are regionally focused smaller or mid‑sized service providers. We seek to differentiate ourselves from our competitors by delivering the highest‑quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.

Significant Customer

There were no customers that accounted for 10.0% or more of our consolidated revenues for the year ended December 31, 2018.

Sales and Marketing

We direct our sales activities through a network of sales representatives and business development personnel, which allows us to support our customers at both the corporate and field level of our customers. Our sales representatives work closely with local operations managers to target potential opportunities through strategic focus and regular customer interaction. We track the drilling and completion activities of our current and potential new customers. Our operations managers meet with our sales team serval times a week, and monitor sales activity via daily reporting. To support our sales strategy, we have developed a proprietary database that integrates market information such as current rig, frac crew and permit activity and the location of our strategic water sources.

Our marketing activities are performed by an internal marketing group with input from a steering committee. We intend to build a well-recognized brand in the oil and gas industry through multiple media outlets including our website, blog and social media accounts, radio, print and billboard advertisements, and various industry‑specific conferences, publications and lectures.

Engineered Water Solutions

Our Engineered Water Solutions team is comprised of professionals with advanced degrees, professional licenses and project development experience, and diverse backgrounds in geology, geography, land management, petroleum, chemical and electrical engineering, computer science, environmental science, geographic information systems and regulatory affairs. We formed this group to develop organic infrastructure projects as well as help customers plan and implement their water-management projects.

Environmental and Occupational Safety and Health Matters

Our water‑related and wellsite completion and construction operations in support of oil and gas exploration, development and production activities pursued by our customers are subject to stringent and comprehensive federal, state, provincial and local laws and regulations in the United States and Western Canada governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to take freshwater from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non‑producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting or performance of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

The trend in the United States and Canadian environmental regulation is typically to place more restrictions and limitations on activities that may affect the environment, and thus any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third‑party claims for damage to property, natural resources or persons. Historically, our environmental compliance costs in the United States and in Alberta and British Columbia have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. Our customers may also incur increased costs or restrictions, delays or cancellations in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.

United States Operations

The following is a summary of the more significant existing environmental and occupational safety and health laws, as amended from time to time, to which our operations in the United States are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes.  The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA, and instead are regulated under RCRA’s less stringent non‑hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non‑hazardous could be classified as hazardous wastes in the future. For example, pursuant to a consent decree issued by the U.S. District Court for the District of Columbia in 2016, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations that could result in oil and gas exploration and production wastes being regulated as hazardous wastes, or sign a determination that revision of the regulations is unnecessary. If the EPA proposes a rulemaking for revised oil and gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and our oil and gas producing customers’ costs to manage and dispose of generated wastes, which could have a material adverse effect on our and our customers’ results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the U.S. Occupational Safety and Health Administration (“OSHA”). These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the hazardous substance release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

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

Water discharges and use.  The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities.

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, but legal challenges to this rule followed. Beginning in the first quarter of 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, the agencies have (i) published a proposed rule in July 2017 to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule, (ii) published a final rule in February 2018 adding a February 6, 2020 applicable date to the 2015 rule, and (iii) published a proposed rule in December 2018 re-defining the Clean Water Act’s jurisdiction over waters of the United States for which the agencies will seek public comment.  The 2015 and February 2018 final rules are being challenged by various factions in federal district court and implementation of the 2015 rule has been enjoined in twenty-eight states pending resolution of the various federal district court challenges. As a result of these legal developments, future implementation of the 2015 rule is uncertain at this time. To the extent that the 2015 rule or a revised rule expands the scope of the CWA’s jurisdiction, we or our customers could face increased costs and delays or cancellations with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the United States. The OPA applies to vessels, offshore facilities, and onshore facilities, including E&P facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. In 2018, the Bureau of Ocean Energy Management raised OPA’s damages liability cap to $137.7 million; however, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct, resulted from violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst‑case discharge of oil into waters of the United States.

Saltwater disposal wells and induced seismicity.  Saltwater disposal via underground injection is regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (the “SDWA”) and analogous state and local laws and regulations. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third‑parties claiming damages for alternative water supplies, property and personal injuries. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced waters and other substances, which could affect our business.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission adopted similar rules. In late 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders, including during 2018, limiting future increases in the volume of oil and gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. An additional consequence of this seismic activity is lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations.

Hydraulic fracturing activities.  Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the fracturing process, including by federal agencies, several of which have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing.

Additionally, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, the Bureau of Land Management (“BLM”) published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

Legislation has been introduced, from time to time, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well‑construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Oklahoma, California, Ohio, Pennsylvania and North Dakota, among others, have adopted regulations that impose stringent permitting, disclosure, disposal and well‑construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, as certain local governments in California have done. Other states, such as Texas, Oklahoma and Ohio have taken steps to limit the authority of local governments to regulate oil and gas development.

In the event that new federal, state or local restrictions on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Air Emissions.  The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions‑related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground‑level ozone from the current standard of 75 parts per million to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

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

Congress has from time to time considered legislation to reduce emissions of GHGs but there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of GHG emissions inventories and by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The EPA has also developed strategies for the reduction of methane emissions, including emissions from the oil and gas industry. For example, in 2016, the EPA published New Source Performance Standards (“NSPS”) Subpart OOOOa requirements to reduce methane and volatile organic compound emissions from certain new, modified and reconstructed equipment and processes in the oil and gas source category, including production, processing, transmission and storage activities. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012, and known as Subpart OOOO, by using certain equipment‑specific emissions control practices. However, in 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the EPA has not yet published a final rule. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule and, in September 2018, the agency proposed additional amendments that included rescission or revision of certain requirements such as fugitive emission monitoring frequency. Furthermore, in 2016, the BLM published a final rule to reduce methane emissions by regulating venting, flaring and leaking from oil and gas operations on public lands. Furthermore, in 2017, the BLM published a final rule that established, among other things, requirements to reduce methane emissions arising by regulating venting, flaring and leakage from oil and gas production activities on onshore federal and American Indian lands. However, in September 2018, the BLM published a final rule that rescinds most of the requirements in the 2016 final rule and codifies the BLM’s prior approach to venting and flaring. The rescission of the requirements in the 2016 final rule is being challenged in federal court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and natural gas sector could result in increased costs to our or our customers’ operations as well as result in restrictions, delays or cancellations in such operations, which developments could adversely affect our business.

Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement (“Paris Agreement”) negotiated in Paris, France that proposed an agreement, requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. However, in August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four‑year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re‑enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not possible at this time to predict how new laws or regulations in the United States or any legal requirements imposed by the Paris Agreement on the United States, should it not withdraw from the agreement, that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or other legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our or our customers’ equipment and operations could require us or our customers to incur costs to reduce emissions of GHGs associated with operations as well as result in delays or restrictions in the ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and gas our customers produce, which could reduce demand for our services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events. If any such effects were to occur, they could have an adverse effect on our and our customers’ operations.

Endangered Species.  The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, as a result of one or more settlements entered into by the U.S. Fish & Wildlife Service (the “FWS”), the agency is required to make a determination on the listing of numerous other species as endangered or threatened under the ESA pursuant to specific timelines. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety.  We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the United States and the Canadian Environmental Protection Act in Canada. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Frank R. Lautenberg Chemical Safety for the 21st Century Act (the “Lautenberg Act”), which substantially revised TSCA. Amongst other items, the Lautenberg Act eliminated the cost‑benefit approach to analyzing chemical safety concerns with a health‑based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

In addition, as part of the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation (“U.S. DOT”) and analogous state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes on motor fuels, among other things, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

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

In British Columbia, the British Columbia Oil and Gas Commission (the “BCOGC”) is the provincial regulatory body responsible for overseeing oil and gas operations. British Columbia has developed an approach similar to that used in Alberta in administering the provisions of wide-ranging acts and regulations which include the regulation of the exploration, development, transportation and reclamation of oil and gas activities. The regulation of hydraulic fracturing in British Columbia is conducted under numerous provincial acts and technical regulations. The BCOGC administers British Columbia’s main legislative framework relating to oil and gas, the Oil and Gas Activities Act, and its associated regulations which regulate public safety and environmental protection related to hydraulic fracturing, such as the Drilling and Production Regulation and the Environmental Protection and Management Regulation. Further, other specific provisions of the Water Act, the Petroleum and Natural Gas Act, the Heritage Conservation Act, the Land Act and the Environmental Management Act also regulate elements of hydraulic fracturing. Fracture Fluid Reports are required to be submitted and are publicly searchable online. Chemical disclosure including trade name, supplier, purpose, ingredients and volume of water with injected ingredients must be submitted to an online database.

Water usage.  Besides the AER, the other major legislative and regulatory requirements in Alberta related to our operations in Western Canada fall under the administration of the Alberta Environment and Parks ministry. Environment and Parks oversee parts of the Water Act and the Water Conservation and Allocation Policy for Oilfield Injection for long‑term water injection projects for the recovery of oil, requiring industry to seek deep saline groundwater and technological alternatives to minimize the use of freshwater. While this policy is applicable to conventional water flooding and oil sands in‑situ operations, expanding the policy to apply water conservation principles to subsectors of the upstream oil and gas industry, including hydraulic fracturing, has been proposed. In British Columbia, the Water Sustainability Act came into effect in 2016 and has resulted in changes to surface water and groundwater allocation, requiring authorizations to be obtained to use groundwater for anything other than domestic use. The BCOGC has strengthened its regulations relating to induced seismicity due to hydraulic fracturing and continues to conduct monitoring and research in order to adequately respond and mitigate this issue.

Induced seismicity.  Due to increased seismicity believed to be associated with hydraulic fracturing, in 2015 the AER released new guidelines requiring new seismic monitoring and reporting requirements for hydraulic fracturing. The BCOGC has completed reports on seismic events related to hydraulic fracturing and has imposed mitigation measures, including regulations to shut down industry operations if seismic activity reaches a certain threshold.

Protected Species.  In Canada, the Migratory Birds Convention Act (“MBCA”) prohibits the release of substances that can harm migratory birds in waters used by them and gives the federal government the authority to develop regulations to protect migratory birds, and their habitats, including nests. Oil and gas development projects must comply with provisions of the MBCA, as well as the federal Species at Risk Act. Alberta and British Columbia each have a provincial Wildlife Act, which imposes restrictions to prevent wildlife species from disappearing that could impact oil and gas operations and reduce demand for our services.

Climate change.  In June 2018, a federal act, the Greenhouse Gas Pollution Pricing Act, went into effect. In 2018, Canadian Prime Minister Trudeau announced that pursuant to this act, Canada will implement a revenue neutral carbon tax, commencing in 2019. The federal carbon tax will be assessed on each tonne of emissions from fossil fuels.  Additionally, the federal carbon pollution price will start at C$20 per tonne in 2019, rising at C$10 per tonne per year until reaching C$50 per tonne in 2022, after which the price will remain constant. Under the act, provinces that already implement a carbon tax that is at least as stringent as the federal carbon tax will be in compliance with the act and will not have to collect an additional federal tax.

Alberta and British Columbia already have carbon tax programs in effect, and other provincial governments have either proposed or instituted a carbon tax in response to the global push to combat climate change. The carbon tax program in British Columbia has been in place since 2008 and, beginning on April 1, 2018, the carbon tax rate was C$35 per tonne of carbon dioxide equivalent, the price increasing by C$5 each year until it reaches C$50 per tonne of emissions in 2021. As of January 1, 2018, Alberta has a provincial carbon tax of C$30 per tonne, rising to C$40 per tonne in 2021 and C$50 per tonne in 2022. These carbon taxes are expected to have a significant impact on energy-intensive businesses.

The Government of Alberta also announced in 2015 that under its Climate Leadership Plan, the province will have zero emissions from coal‑fired electricity by 2030. As approximately half of Alberta’s electricity is being produced from coal‑fired generators, natural gas‑fired electricity is expected to increase significantly to fill this gap. Oil and gas producers will be required to reduce methane emissions associated with their facilities by 45% by 2025 and a cap of 100 megatonnes per year of carbon emissions from oil sands production has been imposed. The federal government also announced that it intends to virtually eliminate the use of coal‑fired electricity by 2030, which currently accounts for less than 20% of Canada’s electricity capacity.

Seasonality

Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and the conclusion of our customers’ annual drilling and completions capital expenditure budgets during which we typically experience declines in our operating results. In a stable commodity price and operations environment, we often see notable declines in November and December for the reasons described above.

Intellectual Property

Protection of our products and processes is important to our businesses. We own numerous patents and, where appropriate, we file patent applications for new products and technologies. For example, we use our AquaView® technology to quantify volumes and flow rates to verify current and potential water availability and volumes when analyzing a new water source. We also currently own six U.S. patents relating to completions technology including borate cross‑linkers, slurry monitoring systems and others. We also have a robust program to seek patents on new developments. We are currently seeking patents on seven new technologies, including a proprietary water analytics and automation tool, as well as creating fracturing fluids with produced water, evaporation methodologies, cross‑linker/breaker mechanisms and liquid distribution metering systems. We hold numerous patents and, while a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

We also rely upon continuing technological innovation and trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality and other agreements into which we enter and have entered will not be breached, that these agreements will provide meaningful protection for our trade secrets or proprietary know‑how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know‑how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

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

We enter into master service agreements (“MSAs”) with each of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our Water Solutions and related services, Oilfield Chemical product sales, accommodations and rentals and completion and construction services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling of the equipment of others. However, our customers generally assume responsibility for all other pollution or contamination that may occur during operations, including that which may generally result from seepage or any other uncontrolled flow of drilling fluids. The assumed responsibilities include the control, removal and clean‑up of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from the personal injury or death of the customers’ employees or those of the customers’ other contractors, in the case of our hydraulic fracturing operations, to the extent that such employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees or employees of any of our subcontractors, unless resulting from the gross negligence or willful misconduct of our customer. The same principals apply to mutual indemnification for loss or destruction of customer‑owned property or equipment, except such indemnification is not limited in an instance of gross negligence or willful misconduct. Losses arising from catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above.

Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

Employees

As of December 31, 2018, we had approximately 5,300 employees and no unionized labor. We believe we have good relations with our employees.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Exchange Act. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge through our website, www.selectenergyservices.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not a part of this Annual Report on Form 10-K.

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

Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and gas in the United States and Canada. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services in 2015 and 2016, as well as a reduction in the rates we charged and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels, however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors.  If oil and gas prices further decline, our customers may cancel or curtail their spending on our services. Reduced completion rates of new oil and gas production in our market areas as a result of decreased capital spending may also have a negative long‑term impact on our business, even in an environment of stronger oil and gas prices, to the extent the reduced number of wells for us to service more than offsets increasing completion activity and intensity. Any of these conditions or events could adversely affect our operating results. If a recovery does not materialize and our customers fail to increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

•domestic and foreign economic conditions and supply of and demand for oil and gas;

•the level of prices, and expectations regarding future prices, of oil and gas;

•the level of global oil and gas exploration and production;

•governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;

•taxation and royalty charges;

•political and economic conditions in oil and gas producing countries;

•actions by the members of the Organization of Petroleum Exporting Countries and partners with respect to oil production levels and announcements of potential changes in such levels;

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

•the potential acceleration of the development of alternative fuels.

If oil prices or gas prices were to decline, the demand for our services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or gas prices (or the perception that oil prices or gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. If oil prices or gas prices decline, or if completions activity is reduced, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.19 per Bbl in February 2016 to a high of $107.95 per Bbl in June 2014.  During 2018, WTI prices ranged from $44.48 to $77.41 per Bbl. If the prices of oil and gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

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

We have developed certain key infrastructure assets in the Bakken area of North Dakota and in the northern Delaware Basin region of the Permian Basin in New Mexico, making us vulnerable to risks associated with conducting business in these regions.

We have secured three governmental permits that enable us to withdraw water from the Missouri River and Lake Sakakawea in North Dakota and have developed and expect to develop in the future significant water infrastructure related to these permits.

Because of the key nature of these permits and water infrastructure within the Bakken, the success and profitability of our business may be disproportionately exposed to factors impacting this region. These factors include, among others: (i) the prices of, and associated costs to produce, crude oil and gas from wells in the Bakken and other regional supply and demand factors (including the generally higher cost nature of production in the Bakken compared to other major shale plays and the pricing differentials that exist in the Bakken because of transportation constraints); (ii) the amount of exploration, development and production activities of our Bakken customers and their spending on our services; (iii) our ability to keep and maintain our governmental water permits; (iv) the cost of operations and the prices we can charge our customers in this region; and (v) the availability of equipment, supplies, and labor. Although we currently have secured key permits for water in this region, if we were to lose our water rights for any reason, including termination by the government upon the occurrence of a material breach, including nonpayment and default in performance, unexpected adverse environmental impacts, or our competitors were able to secure equivalent rights, our business could be materially harmed. In addition, our operations in the Bakken field may be adversely affected by severe weather events such as floods, blizzards, ice storms and tornadoes. For the years ended December 31, 2018, 2017 and 2016, our Bakken operations represented 9.9%, 10.4% and 9.6%, respectively, of our revenues. The concentration of our water permits and significant infrastructure assets in North Dakota also increases our exposure to changes in local laws and regulations, including those designed to protect wildlife and unexpected events that may occur in this region such as seismic events, industrial accidents or labor difficulties. Any of the risks described above could have an adverse effect on our financial condition, results of operations and cash flows.

Additionally, with the GRR Acquisition completed in March 2017 and the more recent Pro Well Testing Acquisition completed in November 2018, we have bolstered our water and water-related services to our customers in New Mexico. We expect to further develop those water and water-related services in the state in the future but the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado that is expected to be tried by a special master in the fall of 2020. In this lawsuit, Texas is alleging that New Mexico is not delivering the yearly water allotment due to Texas under the Rio Grande Compact, which agreement was created in 1938 to ensure that the two states and the state of Colorado would get their fair share of water from the river. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

Restrictions on the ability to procure water or changes in water sourcing requirements could decrease the demand for our water‑related services.

Our business includes water transfer for use in our customers’ oil and gas E&P activities. Our access to the water we supply may be limited due to reasons such as prolonged drought or our inability to acquire or maintain water sourcing permits or other rights. In addition, some state and local governmental authorities have begun to monitor or restrict the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. For instance, some states require E&P companies to report certain information regarding the water they use for hydraulic fracturing and to monitor the quality of groundwater surrounding some wells stimulated by hydraulic fracturing. In British Columbia, regulations relating to the use of water under the Water Sustainability Act came into effect in February 2016. This Act requires authorizations to be obtained to use groundwater for anything other than domestic use. The estimated 20,000 existing non‑domestic groundwater users must be brought into the licensing scheme. In addition, anyone who diverts water must make beneficial use of that water, meaning they must use the water as efficiently as practicable, and for the purposes specified by the license or approval. In Alberta, AER monitors water withdrawals and may suspend water withdrawals during a low flow period or drought to protect the integrity of the water system. Further, in Alberta, the Water Conservation and Allocation Policy for Oilfield Injection may be expanded to include hydraulic fracturing activities under the proposed Water Conservation Policy for Upstream Oil and Gas Operations. If this policy is expanded to include hydraulic fracturing, licensees will come under increased scrutiny surrounding their water use. Groundwater and surface water available for licensing may be limited and in water‑short areas of Alberta, projects may be delayed until new technology or alternative water sources become available to protect non‑saline water resources. It is unclear if or when this policy may be implemented. Any such decrease in the availability of water, or demand for water services, could adversely affect our business and results of operations.

We may not be able to finance future growth of our operations or future acquisitions, which could adversely affect our operations and financial position.

The successful execution of our growth strategy depends on our ability to generate sufficient cash flows and our access to capital, both of which are impacted by numerous factors beyond our control, including financial, business, economic and other factors, such as volatility in commodity prices and pressure from competitors. If we are unable to generate sufficient cash flows or obtain additional capital on favorable terms or at all, we may be unable to continue growing our business, conduct necessary corporate activities, take advantage of business opportunities that arise or engage in activities that may be in our long-term best interest, which may adversely impact our ability to sustain or improve our current level of profitability.

Fuel conservation measures could reduce demand for oil and natural gas which would, in turn, reduce the demand for our services.

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

In evaluating acquisitions, we generally prepare one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions. Realization of many of the assumptions will be beyond our control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period. Some acquisitions may not be accretive in the near term and will be accretive in the long term only if we are able to timely and effectively integrate the underlying assets and such assets perform at or near the levels anticipated in our acquisition projections.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources. Our failure to incorporate the acquired business and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our consolidated financial condition and consolidated results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2018,  2017 and 2016, we spent $165.4 million, $98.7 million and $36.3 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, our IPO, external borrowings and capital contributions from the existing owners of outstanding membership interests in SES Holdings prior to the Select 144A Offering and the related reorganization (the “Legacy Owners”) and certain of the Legacy Owners who received shares of our Class A common stock in exchange for their SES Holdings LLC Units received in connection with the corporate reorganization transactions related to the Select 144A Offering (the “Contributing Legacy Owners”). These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs that we may be unable to pass on to our customers, which could reduce profitability.

We purchase a substantial portion of our raw materials for our chemicals business from third‑party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements provide us only limited protection against price volatility as they are entered into either on a short‑term basis or are longer‑term volume contracts, which provide for market‑based pricing renegotiated several times per year. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost-effective substitutes. We may also experience higher operating costs such as energy or transportation costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher productions costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

In 2018, the U.S. government imposed tariffs affecting certain goods produced in China. A portion of the chemicals we use originate in China and are sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs and reduce profitability. Additionally, delays or interruptions in the supply of some chemicals could impact our ability to generate chemicals revenue. If we are forced to source chemicals currently originating in China from other countries, such compounds might be more expensive, inferior in quality, or take longer to source. If we incur higher costs that we cannot pass on to our customers or if we are unable to adequately replace the chemicals we currently source with chemicals produced elsewhere, our business could be adversely affected.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, results of operations and cash available for distribution.

We operate with most of our customers under MSAs. We endeavor to allocate potential liabilities and risks between the parties in the MSAs. Generally, under our MSAs, including those relating to our services, we assume responsibility for, including control and removal of, pollution or contamination which originates above the surface and originates from our equipment or services. Our customers generally assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. We may have liability in such cases if we are negligent or commit willful acts. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer‑owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the above allocations of risk. As a result, we may incur substantial losses which could materially and adversely affect our financial condition, results of operations and cash available for distribution.

Legislation or regulatory initiatives intended to address seismic activity associated with oilfield disposal wells could restrict our ability to dispose of produced water gathered from our customers and, accordingly, could have a material adverse effect on our business.

We dispose of wastewater gathered from oil and gas producing customers that result from their drilling and production operations pursuant to permits issued to us by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities.

One such concern relates to recent seismic events in the United States near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. The United States Geological Survey also noted the potential for induced seismicity in Ohio and Alabama. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued new rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completion seismicity guidelines in late 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued an order, including during 2018, limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission has also adopted similar rules. Additional consequences of this seismic activity are lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting, volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and the operations of our customers are subject to federal, provincial, state and local laws and regulations in the United States and Western Canada relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits to take freshwater from surface and underground sources, construct pipelines or containment facilities, drill wells or conduct other regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

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

Laws and regulations protecting the environment generally have become more stringent in recent years and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The adoption of new laws or regulations, amendment of existing laws and regulations, re-interpretation of legal requirements or increased enforcement could restrict, delay or cancel exploratory or developmental drilling for oil and gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third‑party services. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third‑party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or add inexperienced personnel.

Federal, state, provincial and local legislative and regulatory initiatives in the United States and Western Canada relating to hydraulic fracturing could result in operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Hydraulic fracturing is an important and common practice that is used to stimulate the production of hydrocarbons from dense subsurface rock formations. The process involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. In the United States, hydraulic fracturing is currently generally exempt from regulation under the SDWA’s UIC program and is typically regulated by state oil and gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the fracturing process, including by federal agencies, several of which have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding TSCA reporting of the chemical substances and mixtures used in hydraulic fracturing.

Additionally, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, the BLM published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule is pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.  Legislation has been introduced from time to time, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well‑construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Oklahoma, California, Ohio, Pennsylvania and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Additionally, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years, when certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or costly in the future including, for example, by increasing mandatory setback distances of oil and natural gas operations, including hydraulic fracturing, from specific occupied structures and/or certain environmentally sensitive or recreational areas. In the event that new federal, state or local restrictions on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

In addition, in light of concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, the Oklahoma Corporation Commission released well completion seismicity guidelines in December 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders, including during 2018, limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, as certain local governments in California have done. Other states, such as Texas, Oklahoma and Ohio have taken steps to limit the authority of local governments to regulate oil and gas development. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, consolidated financial condition, and consolidated results of operations.

While hydraulic fracturing in Alberta and British Columbia, Canada has been occurring for decades, due to concerns over environmental impacts including water usage, wastewater disposal and contamination, and induced seismicity, the AER in Alberta and the BCOGC in British Columbia continue to conduct an ongoing review of rules and regulations of the industry. The AER has moved to require water use measurement and sourcing details for all fractured wells in Alberta, fracture fluid chemical disclosure, limited trade secret protection and prescribed setbacks for shallow fracturing near water wells.

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

The U.S. Congress has from time to time considered legislation to reduce emissions of GHGs but there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of GHG emissions inventories and by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The EPA has also developed strategies for the reduction of methane emissions, including emissions from the oil and gas industry. For example, in 2016, the EPA published NSPS, known as Subpart

OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012, and known as Subpart OOOO, by using certain equipment‑specific emissions control practices. However, in 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the EPA has not yet published a final rule. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule and, in September 2018, the agency proposed additional amendments that included rescission or revision of certain requirements such as fugitive emission monitoring frequency. Furthermore, in 2016, the BLM published a final rule to reduce methane emissions by regulating venting, flaring and leaking from oil and gas operations on public lands. Furthermore, in 2017, the BLM published a final rule that established, among other things, requirements to reduce methane emissions arising by regulating venting, flaring and leakage from oil and gas production activities on onshore federal and American Indian lands. However, in September 2018, the BLM published a final rule that rescinds most of the requirements in the 2016 final rule and codifies the BLM’s prior approach to venting and flaring. The rescission of the requirements in the 2016 final rule is being challenged in federal court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and natural gas sector could result in increased costs to our or our customers’ operations as well as result in restrictions, delays or cancellations in such operations, which developments could adversely affect our business.

Additionally, in April 2016, the United States joined other countries in entering into the United Nations-sponsored nonbinding agreement negotiated in Paris, France known as the Paris Agreement that proposed requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This agreement was signed by the United States in April 2016 and entered into force in November 2016. However, in August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four‑year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re‑enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

In Canada, in June 2018, a federal act, the Greenhouse Gas Pollution Pricing Act, went into effect. Canadian Prime Minister Trudeau announced that pursuant to this act, Canada will implement a revenue neutral carbon tax, commencing in 2019. The federal carbon tax will be assessed on each tonne of emissions from fossil fuels. Additionally, the federal carbon pollution price will start at C$20 per tonne in 2019, rising at C$10 per tonne per year until reaching C$50 per tonne in 2022, after which the price will remain constant. Under the act, provinces that already implement a carbon tax that is at least as stringent as the federal carbon tax will be in compliance with the act and will not have to collect an additional federal tax.

Alberta and British Columbia already have carbon tax programs in effect, and other provincial governments have either proposed or instituted a carbon tax in response to the global push to combat climate change. The carbon tax program in British Columbia has been in place since 2008 and, beginning on April 1, 2018, the carbon tax rate was C$35 per tonne of carbon dioxide equivalent, the price increasing by C$5 each year until it reaches C$50 per tonne of emissions in 2021. As of January 1, 2018, Alberta has a provincial carbon tax of C$30 per tonne, rising to C$40 per tonne in 2021 and C$50 in 2022. These carbon taxes are expected to have a significant impact on energy-intensive businesses.

Although it is not possible at this time to predict how new laws or regulations in the United States or Canada or any legal requirements imposed by the Paris Agreement on the United States, should it not withdraw from the agreement, or Canada that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or other legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our or our customers’ equipment and operations could require us or our customers to incur costs to reduce emissions of GHGs associated with operations as well as delays or restrictions in the ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and gas our customers produce, which could reduce demand for our services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

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

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers’ operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur additional material costs. Moreover, our customers’ drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species.

In addition, as a result of one or more settlements approved by the FWS, the agency is required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict the use of or access to federal, state and private lands.

In Canada, the MBCA prohibits the release of substances that can harm migratory birds in waters used by them and gives the federal government the authority to develop regulations to protect migratory birds, and their habitats, including nests. Oil and gas development projects must comply with provisions of the MBCA, as well as the federal Species at Risk Act. Alberta and British Columbia each have a provincial Wildlife Act, which imposes restrictions to prevent wildlife species from disappearing that could impact oil and gas operations and reduce demand for our services.

Our chemical products are subject to stringent chemical control laws that could result in increased costs on our business.

We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as the TSCA in the United States and the Canadian Environmental Protection Act in Canada. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Lautenberg Act, which substantially revised TSCA. Among other items, the Lautenberg Act eliminated the cost‑benefit approach to analyzing chemical safety concerns with a health‑based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

The water solutions business is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis. Some of our competitors have a similarly broad geographic scope, as well as greater financial and other resources than we do, while others focus on specific basins only and may have local competitive cost efficiencies as a result. Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water solutions businesses. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services; we may be unable to effectively compete. If our existing and potential customers develop their own water solutions businesses, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

The oil and gas industry is intensely competitive, and in certain businesses we compete with other companies that have greater resources than us. Many of our larger competitors provide a broader base of services on a regional, national or worldwide basis. These companies may have a greater ability to continue oilfield service activities during periods of low commodity prices, to contract for equipment, to secure trained personnel, to secure contracts and permits and to absorb the burden of present and future federal, state, provincial, local and other laws and regulations (as applicable). Any inability to compete effectively with larger companies could have a material adverse impact on our financial condition and results of operations.

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

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical and other products. These hazards include chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of hazardous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers’ compensation and other matters.

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of one or more of our key executives could increase our exposure to the other risks described in this “Risk Factors” section. We do not maintain key man insurance on any of our personnel.

Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could have a material adverse effect on our liquidity, results of operations and financial condition.

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, including the recent and pronounced decline in drilling activity, as well as the demanding nature of the work, many workers have left the oilfield services section to pursue employment in different fields. If we are unable to retain or meet the growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.

In the United States, our operations and the operations of our oil and gas producing customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the United States may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.

Similarly, in Canada, permits are generally issued by provincial agencies. However, federal permits are required for certain activities, such as where a project occurs on lands under federal jurisdiction. Where projects occur on unoccupied Crown lands, treaty lands or in proximity to Reserves, project proponents may face significant delays due to challenges from First Nations people because First Nations have constitutionally guaranteed rights to hunt, trap and fish. Project proponents must conduct adequate consultation with affected First Nations, and projects may encounter lengthy delays if court challenges are made in regards to inadequate consultation. The requirements for such permits vary depending on the location where such drilling and completion, and pipeline and gathering, activities will be conducted. Our customers’ operations in certain areas of Canada may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers. As with all governmental permitting processes, regardless of whether in the United States or Canada, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, the conditions that may be imposed in connection with the granting of the permit and whether the permit may be terminated.

In the future, we may face increased obligations relating to the closing of our wastewater disposal facilities and may be required to provide an increased level of financial assurance to guarantee that the appropriate closure activities will occur for a wastewater disposal facility.

In the United States, as well as Alberta and British Columbia, obtaining a permit to own or operate wastewater disposal facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address remediation and closure obligations. As we acquire additional wastewater disposal facilities or expand our existing wastewater disposal facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing wastewater disposal facilities. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, provincial, state or local government regulatory action, increased costs charged by service providers that assist in closing wastewater disposal facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future wastewater disposal facilities, including the requirement to pay increased closure and post‑closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and cause the available cash that we have to distribute to our stockholders to decline.

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

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non‑payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

The current global economic environment may adversely impact our ability to issue debt. Any economic uncertainty may cause institutional investors to respond to their borrowers by increasing interest rates, enacting tighter lending standards or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. Due to the above-listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

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

We evaluate our long‑lived assets, such as property and equipment, and finite‑lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long‑lived and finite‑lived intangible assets. For the year ended December 31, 2018,  we recorded $6.7 million of impairment charges to write down the carrying value of our long-lived assets. We did not record an impairment on our definite-lived and indefinite-lived intangible assets.

We may be required to take a write‑down of the carrying value of goodwill.

We conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a  reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted‑average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill. For the year ended December 31, 2018, we recorded $12.7 million of goodwill impairment in our Oilfield Chemicals segment as well as $5.2 million of goodwill impairment on our Affirm subsidiary in our Wellsite Services segment.

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

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber attacks may not be sufficient to cover all the losses we may experience as a result of such cyber attacks.

A terrorist attack or armed conflict could harm our business.

The occurrence or threat of terrorist attacks in the United States, Canada or other countries, anti‑terrorist efforts and other armed conflicts involving the United States, Canada or other countries, including continued hostilities in the Middle East, may adversely affect the United States, Canada and global economies and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our clients’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

The adoption of more stringent trucking legislation or regulations may increase our costs and could have an adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

Disruptions in the transportation services of trucking companies transporting wastewater and other oilfield products could have an adverse effect on our results.

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

Risks Related to our Class A Common Stock

We do not expect to pay any dividends to the holders of the Class A common stock in the near future and the availability and timing of future dividends, if any, is uncertain.

We currently intend to retain future earnings, if any, to finance the expansion of our business, including the repayment of our debt, and do not expect to declare or pay any dividends on our Class A common stock in the near future. Our Credit Agreement places certain restrictions on the ability of us and our subsidiaries to pay dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you pay. We may amend our Credit Agreement or enter into new debt arrangements that also prohibit or restrict our ability to pay dividends on our Class A common stock.

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

If we fail to maintain and enhance an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. We are subject to Section 404 of the Sarbanes‑Oxley Act of 2002 (“Sarbanes-Oxley”) and therefore are required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We cannot be certain that our efforts to maintain and enhance our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Sections 302 and 404 of Sarbanes‑Oxley. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with a review of our financial statements for the year ended December 31, 2018, we identified material weaknesses in our internal control over the reporting related to the purchase price accounting for the Rockwater Merger and the reconciliation of our fixed assets physical counts with the general ledger. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to the purchase price accounting for the Rockwater Merger, specifically to the identification and substantiation of fixed assets acquired therein and the reconciliation of our fixed assets physical counts with the general ledger. We did not design and maintain adequate controls with respect to the identification and substantiation of fixed assets purchased in the Rockwater Merger and the reconciliation of our fixed assets physical counts with the general ledger.

Although these material weaknesses did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2018, these material weaknesses could result in a misstatement of fixed assets, goodwill, depreciation expense or loss on disposition of assets that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In early 2019, we began taking steps to implement controls to remediate the material weaknesses, including the design and implementation of new controls related to the identification and substantiation of fixed assets purchased from third parties.

The material weaknesses described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting described above or to avoid potential future material weaknesses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

In addition, Legacy Owner Holdco, Crestview Partners II SES Investment B, LLC, the SCF Group (as defined below) and WDC Aggregate LLC (collectively, the “Registration Rights Holders”), who collectively own in excess of 42.0 million shares of our common stock, are party to a registration rights agreement which provides, among other things, for parties to that agreement initiate or participate in an underwritten public offering of all or a portion of their shares. Parties to such registration rights agreement may exercise their rights under such agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time.

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

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover us downgrade our Class A common stock or if our operating results do not meet their expectations, the share price of our Class A common stock could decline.

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

Legacy Owner Holdco beneficially owns 100% of our Class B common stock which represents approximately 24.8% of our outstanding voting capital stock. In addition, certain of our directors are currently employed by Crestview Advisors, L.L.C. (“Crestview Partners”), our private equity sponsor and, through Crestview Partners II GP, L.P. (“Crestview GP”), the manager of funds that hold the largest equity interest in Legacy Owner Holdco. Other funds controlled by Crestview GP also have an interest in our currently outstanding shares of our Class A common stock, representing an additional 3.6% of our outstanding voting capital. Collectively, these holders control approximately 28.4% of our voting shares. Holders of Class A common stock and Class B common stock generally will vote together as a single class on all matters presented to our stockholders for their vote or approval. Consequently, Legacy Owner Holdco will be able to significantly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions, regardless of whether other stockholders believe that a transaction is in their own best interests. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC (“Crestview Holdings A”); any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) SCF-VI, L.P., SCF-VII, L.P. and SCF-VII(A), L.P. and their respective affiliates, other than us (collectively, the “SCF Group”); (iii) the other entities (existing and future) that participate in the energy industry and in which the SES Group and SCF Group own substantial equity interests (the “Portfolio Companies”) or (iv) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, the SCF Group or the Portfolio Companies, including our Executive Chairman, John D. Schmitz, our director, David C. Baldwin, and our Executive Vice President, Business Strategy, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us.

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

In connection with our restructuring at the Select 144A Offering, we entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”) which generally provide for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances as a result of certain tax basis increases, net operating losses available to us as a result of certain reorganization transactions entered into in connection with the Select 144A Offering, and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

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

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2018, the estimated termination payments would have been approximately $50.9 million (calculated using a discount rate equal to the lesser of 6.50% per annum, compounded annually, or one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $71.9 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2018) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

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

We intend to operate such that SES Holdings does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of SES Holdings LLC Units for shares of our Class A common stock or cash pursuant to the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”) or other transfers of SES Holdings LLC Units could cause SES Holdings to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of SES Holdings LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of SES Holdings and Legacy Owner Holdco, and the SES Holdings LLC Agreement provides for limitations on the ability of unitholders of SES Holdings to transfer their SES Holdings LLC Units and will provide us, as managing member of SES Holdings, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of SES Holdings to exchange their SES Holdings LLC Units pursuant to the SES Holdings LLC Agreement to the extent we believe it is necessary to ensure that SES Holdings will continue to be treated as a partnership for U.S. federal income tax purposes. If SES Holdings were to become a publicly traded partnership, significant tax inefficiencies might result for us and for SES Holdings. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreements, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of SES Holdings’ assets) were subsequently determined to have been unavailable.

Legacy Owner Holdco and the Legacy Owners may have interests that conflict with holders of shares of our Class A common stock.

Legacy Owner Holdco owns approximately 24.8% of the outstanding SES Holdings LLC Units. Because it holds a portion of its ownership interest in our business in the form of direct ownership interests in SES Holdings rather than through us, Legacy Owner Holdco may have conflicting interests with holders of shares of Class A common stock. For example, Legacy Owner Holdco may have different tax positions from us, and decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may affect the timing and amount of payments that are received by the TRA Holders under the Tax Receivable Agreements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our ability to use Rockwater’s net operating loss carryforwards may be limited.

As of December 31, 2018, Rockwater had approximately $105.1 million of U.S. federal net operating loss carryforwards (“NOLs”), which will begin to expire in 2035, approximately $62.6 million of state NOLs which will begin to expire in 2023, and approximately $10.8 million of foreign NOLs, which will begin to expire in 2037.  Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built‑in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Rockwater experienced an ownership change in connection with the Rockwater Merger. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

Final regulations relating to and interpretations of provisions of the Tax Cuts and Jobs Act may vary from our current interpretation of such legislation.

The U.S. federal income tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Cuts and Jobs Act. In the future, the Treasury Department and the Internal Revenue Service are expected to issue final regulations and additional interpretive guidance with respect to the provisions of the Tax Cuts and Jobs Act. Any significant variance of our current interpretation of such provisions from any future final regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease space for our principal executive offices in Houston, Texas and we also lease local office space in the regions in which we operate. Additionally, we own and lease numerous, storage facilities, trucking facilities and sales and administrative offices throughout the geographic areas in which we operate. In connection with our Oilfield Chemicals segment, we own and lease two primary manufacturing facilities in Texas, one primary manufacturing facility in Oklahoma, and six regional distribution centers to provide products to our customers in all major U.S. shale basins. Our leased properties are subject to various lease terms and expirations

We believe all the properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the sale or consolidation of our properties, as our business requires.

The following tables show our active owned and leased properties categorized by geographic region and segment as of December 31, 2018:

Region	Office, Repair & Service and Other	Manufacturing	Operational Field Services Facilities	Total
United States
Owned	1	3	28	32
Leased	20	—	65	85
Canada
Leased	—	—	11	11
Total	21	3	104	128

Region	Water	Chemicals	Wellsite	Corporate	Total
United States
Owned	20	12	—	—	32
Leased	59	14	10	2	85
Canada
Leased	—	—	11	—	11
	79	26	21	2	128

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory‑installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company‑wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are unable to predict at this time whether any administrative, civil or criminal charges will be brought against us, although we have learned that we may be the target of a criminal investigation, and it is possible that other individuals or we could become targets. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter. Although we are unable to predict the timing or outcome of this investigation, we note that in similar circumstances, the EPA has imposed fines of up to $7,200 per altered vehicle and has also required the responsible party to disgorge any financial benefit that it may have derived.

ITEM 4.              MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 25, 2019 there were 96 stockholders of record of our Class A common stock.

Dividend Policy

We have not paid dividends to holders of our Class A common stock. We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the near future. We currently intend to retain future earnings, if any, to finance the expansion of our business and repay borrowings. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our Credit Agreement and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 31, 2017, following the distribution by Legacy Owner Holdco of SES Holdings LLC Units and shares of our Class B common stock in redemption of certain of its members (the “SES Redeemed Legacy Holders”), we exercised our right to require an exchange by such SES Redeemed Legacy Holders, pursuant to which SES Holdings distributed 2,487,029 shares of our Class A common stock to such SES Redeemed Legacy Holders in exchange for 2,487,029 SES Holdings LLC Units. This issuance of Class A common stock did not involve any underwriters, underwriting discounts or commissions or a public offering. We believe this issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In connection with the exchange, 2,487,029 shares of Class B common stock were cancelled.

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

On January 24, 2018, the Company, pursuant to the Rockwater Registration Rights Agreement, filed with the SEC a shelf registration statement registering for resale of 6,653,777 shares of Class A common stock into which the outstanding shares of Class A-2 common stock registered under such registration statement were convertible. Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, upon the effectiveness of this registration statement on March 29, 2018, each outstanding share of Class A-2 common stock converted automatically into a share of Class A common stock on a one-for-one basis. No shares of Class A-2 common stock are currently outstanding. Additionally, during 2018, there were exchanges of 14,305,146 SES Holdings LLC Units (an equivalent number of shares of Class B common stock) into an equal number of shares of Class A common stock.

Issuer Purchases of Equity Securities

			Approximate Dollar Value of
	Total Number of	Average Price	Shares that May Yet be Purchased
Period	Shares Purchased	Paid per Share(1)	Under the Plans or Programs(2)
October 1 through October 31, 2018	—	$—	$—
November 1 through November 31, 2018	203,657	$9.84	$17,995,624
December 1 through December 31, 2018	1,499,994	$9.12	$—

(1)	The average price paid per share includes commissions.
(2)

On November 14, 2018,  our board of directors approved a program permitting the Company to repurchase a portion of its outstanding shares of Class A common stock in the open market not to exceed $20.0 million. This program expired, on December 15, 2018.

ITEM 6.              SELECTED FINANCIAL DATA

The following table presents our selected historical data for the periods and as of the dates indicated. The statement of operations data for the years ended December 31, 2018, 2017, 2016 and 2015 and balance sheet data as of December 31, 2018 and 2017 were derived from our audited historical consolidated financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Revenue
Water solutions and related services	$1,145,733	$546,043	$241,455	$427,496
Accommodations and rentals	66,744	53,888	27,151	52,948
Wellsite completion and construction services	56,662	50,974	33,793	55,133
Oilfield chemical product sales	259,791	41,586	—	—
Total revenue	1,528,930	692,491	302,399	535,577
Costs of revenue
Water solutions and related services	873,413	411,215	200,399	332,411
Accommodations and rentals	44,115	41,885	22,019	37,957
Wellsite completion and construction services	48,929	42,942	29,089	48,356
Oilfield chemical product sales	233,454	37,024	—	—
Depreciation and amortization	130,537	101,645	95,020	104,608
Total costs of revenue	1,330,448	634,711	346,527	523,332
Gross profit (loss)	198,482	57,780	(44,128)	12,245
Operating expenses
Selling, general and administrative	103,156	82,403	34,643	56,548
Depreciation and amortization	3,176	1,804	2,087	3,104
Impairment of goodwill	17,894	—	138,666	21,366
Impairment of property and equipment	6,657	—	60,026	—
Impairment of cost-method investment	2,000	—	—	—
Lease abandonment costs	3,925	3,572	19,423	—
Total operating expenses	136,808	87,779	254,845	81,018
Income (loss) from operations	61,674	(29,999)	(298,973)	(68,773)
Other income (expense)
Interest expense, net	(5,311)	(6,629)	(16,128)	(13,689)
Foreign currency gain (loss), net	(1,292)	281	—	—
Other income, net	932	369	629	893
Income (loss) before tax expense	56,003	(35,978)	(314,472)	(81,569)
Income tax (expense) benefit	(1,704)	851	524	(324)
Net income (loss) from continuing operations	54,299	(35,127)	(313,948)	(81,893)
Net income from discontinued operations, net of tax	—	—	—	21
Net income (loss)	54,299	(35,127)	(313,948)	(81,872)
Less: net loss attributable to Predecessor	—	—	306,481	80,891
Less: net (income) loss attributable to noncontrolling interests	(17,787)	18,311	6,424	981
Net income (loss) attributable to Select Energy Services, Inc.	$36,512	$(16,816)	$(1,043)	$—
Allocation of net income (loss) attributable to:
Class A stockholders	$35,720	$(12,560)	$(199)
Class A-1 stockholders	—	(3,691)	(844)
Class A-2 stockholders	792	(565)	—
Class B stockholders	—	—	—
	$36,512	$(16,816)	$(1,043)
Weighted average shares outstanding:
Class A—Basic	72,403,318	24,612,853	3,802,972
Class A-1—Basic	—	7,233,973	16,100,000
Class A-2—Basic	1,604,575	1,106,605	—

Class B—Basic	31,986,438	38,768,156	38,462,541

Class A—Diluted	72,642,147	24,612,853	3,802,972
Class A-1—Diluted	—	7,233,973	16,100,000
Class A-2—Diluted	1,604,575	1,106,605	—
Class B—Diluted	31,986,438	38,768,156	38,462,541

Net income (loss) per share attributable to common stockholders:
Class A—Basic	$0.49	$(0.51)	$(0.05)
Class A-1—Basic	$—	$(0.51)	$(0.05)
Class A-2—Basic	$0.49	$(0.51)	$—
Class B—Basic	$—	$—	$—

Class A—Diluted	$0.49	$(0.51)	$(0.05)
Class A-1—Diluted	$—	$(0.51)	$(0.05)
Class A-2—Diluted	$0.49	$(0.51)	$—
Class B—Diluted	$—	$—	$—

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$232,409	$(2,899)	$5,131	$151,999
Investing activities	(168,361)	(156,731)	(26,955)	(38,703)
Financing activities	(49,293)	122,397	45,560	(107,348)
Balance Sheet Data (at period end):
Cash and cash equivalents	$17,237	$2,774	$40,041	$16,305
Total assets	1,360,605	1,356,368	405,066	650,248
Long-term liabilities	70,113	107,806	23,974	256,923
Other Financial Data:
	(unaudited)
EBITDA(1)	$195,027	$74,100	$(201,237)	$39,853
Adjusted EBITDA(1)	257,619	117,262	16,944	65,539

(1)EBITDA and Adjusted EBITDA are non-GAAP (as defined below) financial measures. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write‑offs pursuant to accounting principles generally accepted in the United States (“GAAP”), plus/(minus) non‑cash losses/(gains) on the sale of assets or subsidiaries, non‑recurring compensation expense, non‑cash compensation expense, and non‑recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities‑related exit and disposal‑related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-down. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and non‑recurring items outside the control of our management team. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

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

The following table shows a reconciliation of (i) EBITDA and Adjusted EBITDA, as applicable, to the most directly comparable GAAP measure, net loss.

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$54,299	$(35,127)	$(313,948)	$(81,872)
Interest expense	5,311	6,629	16,128	13,689
Income tax expense (benefit)	1,704	(851)	(524)	324
Depreciation and amortization	133,713	103,449	97,107	107,712
EBITDA	195,027	74,100	(201,237)	39,853
Net income from discontinued operations	—	—	—	(21)
Impairment of goodwill	17,894	—	138,666	21,366
Impairment of property and equipment	6,657	—	60,026	—
Impairment of cost-method investment	2,000	—	—	—
Lease abandonment costs	3,925	3,572	19,423	—
Non-recurring severance expenses(1)	1,220	4,161	886	3,200
Non-recurring transaction costs(2)	7,809	10,179	(236)	2,790
Non-cash compensation expenses	10,371	7,691	(487)	(889)
Non-cash (gain) loss on sale of assets or subsidiaries	3,775	1,740	(97)	(760)
Non-recurring phantom equity and IPO-related compensation	—	12,537	—	—
Foreign currency (gain) loss	1,292	(281)	—	—
Inventory write-down	442	—	—	—
Non-recurring change in vacation policy(3)	2,894	—	—	—
Other non-recurring charges	4,313	3,563	—	—
Adjusted EBITDA	$257,619	$117,262	$16,944	$65,539

(1)

For 2018, these costs are associated with severance incurred in connection with the retirement of our former Chief Administrative Officer as well as the termination of certain Canadian employees. For 2017, these costs are associated with severance incurred in connection with the Rockwater Merger. For 2016 and 2015, these costs are associated with the reduction in headcount as a result of the industry downturn.

(2)

For 2018, these costs are primarily related to the Rockwater Merger. For 2017, these costs are primarily associated with the Rockwater Merger and GRR Acquisition. For 2016 and 2015, these transaction costs are associated with our evaluation and negotiation of various transactions that never materialized.

(3)	For 2018, these costs represent a one-time accrual to allow for carryover of unused vacation. Previously, any unused vacation was forfeited at year-end.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data”. This discussion and analysis contains forward-looking statements based on our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward‑looking statements.

Overview

We are a leading provider of water-management solutions to the oil and gas industry in North America. We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the United States, we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre‑frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water‑related services that support oil and gas well completion and production activities, including monitoring, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines water-management services with related chemical products.

We also offer wellsite services that complement our water-management and chemical solutions offerings. These services include equipment rentals, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

Going forward, we may pursue selected, accretive acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer and landowner relationships and industry experience and expertise.

Pro Well Acquisition

On November 20, 2018 we completed our acquisition of the assets of Pro Well Testing and Wireline, Inc. for $12.4 million, which was funded with cash on hand. This acquisition expanded our flowback footprint into New Mexico and added new strategic customers. The Pro Well assets acquired included $6.6 million of property, plant and equipment infrastructure that supports current operations.

Rockwater Merger

On November 1, 2017, we completed the Rockwater Merger in which we combined with Rockwater. Rockwater was a provider of comprehensive water management solutions to the oil and gas industry in the United States and Canada. Rockwater and its subsidiaries provided water sourcing, transfer, testing, monitoring, treatment and storage; site and pit surveys; flowback and well testing; water reuse services; water testing; and fluids logistics. Rockwater also developed and manufactured a full suite of specialty chemicals used in well completions, and production chemicals used to enhance performance over the life of a well. The total consideration for the Rockwater Merger was $620.2 million, in which we issued 25.9 million shares of our Class A common stock, 6.7 million shares of our Class A-2 common stock (which were subsequently converted into shares of Class A common stock in March 2018) and 4.4 million shares of our Class B common stock to the former holders of Rockwater common stock and a unit-for-unit transaction in which SES Holdings issued approximately 37.3 million SES Holdings LLC Units to the former holders of units in Rockwater LLC.

Resource Water Acquisition

On September 15, 2017, we completed our acquisition of Resource Water. Resource Water provides water transfer services to E&P operators in West Texas and East Texas. Resource Water’s assets include 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions which are viewed as strategic to our water solutions business. The total consideration we paid for this acquisition was $9.0 million, with $6.6 million paid in cash and $2.4 million paid in shares of Class A common stock valued at $15.17 per share.

GRR Acquisition

On March 10, 2017, we completed our acquisition of the GRR Entities. The GRR Entities provide water and water‑related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 900 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin. The total consideration we paid for this acquisition was $59.6 million, with $53.0 million paid in cash,  $5.5 million paid in shares of Class A common stock, and $1.1 million in assumed tax liabilities to the sellers. We funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Previous Credit Facility, which we repaid with a portion of the net proceeds of the IPO. We believe this acquisition has significantly enhanced our position in the northern Delaware region of the Permian Basin.

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

•Oilfield Chemicals.  Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater LLC. Under this segment, we develop, manufacture and provide a full suite of completion and production chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our customers for completion chemicals are primarily leading pressure pumping service companies in the United States. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well.

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

How We Generate Revenue

We currently generate most of our revenue through our Water Solutions segment, specifically through our water-management services associated with hydraulic fracturing. We generate the majority of our revenue through customer agreements with fixed pricing terms and earn revenue when delivery of services is provided, generally at our customers’ sites. While we have some long‑term pricing arrangements, most of our water and water‑related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue through our Oilfield Chemicals segment, which provides completion, specialty chemicals and production chemicals, and our Wellsite Services segment, which provides workforce accommodations and related rentals; a variety of wellsite completion and construction services, including wellsite and pipeline construction, field and well services, and sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada. We invoice the majority of our Oilfield Chemicals customers for services provided under such segment based on the quantity of chemicals used or pursuant to short‑term contracts as the customer’s needs arise. We invoice the majority of our customers for services under our Wellsite Services segments on a per job basis or pursuant to short‑term contracts as the customer’s needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low and a large portion of the costs we incur in our business are only incurred when we provide water, water‑related services, chemicals and chemical‑related services to our customers.

Labor costs associated with our employees represent the most significant costs of our business. We incurred labor and labor-related costs of $483.8 million,  $260.8 million and $140.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our labor costs for the year ended December 31, 2017 included $12.5 million of non-recurring costs related to a payout on our phantom equity units and IPO bonuses. The majority of our recurring labor costs are variable and are incurred only while we are providing operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $282.5 million,  $161.6 million and $111.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our depreciation costs have increased as a result of the Rockwater Merger.

We incur significant transportation costs, associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $97.0 million,  $40.2 million and $17.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand of our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as water sourcing costs in connection with obtaining strategic and reliable water sources to provide repeatable water volumes to our customers. We incurred raw material costs, excluding water sourcing costs, of $221.1 million, $45.8 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We incurred water sourcing costs of $62.1 million, $44.1 million and $21.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Public Company Costs

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with Sarbanes‑Oxley; expenses associated with maintaining our listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will remain consistent with costs incurred during 2018. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

•Revenue;

•Gross Profit (Loss);

•Gross Margins;

•EBITDA;

•Adjusted EBITDA; and

•Return on Capital Employed.

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

Gross Margins

Gross margins provide an important gauge of how effective we are at converting revenue into profits. This metric works in tandem with gross profit to ensure that we do not increase gross profit at the expense of lower margins, thus decreasing our return on capital employed, nor pursue higher gross margins exclusively at the expense of declining gross profits. We track gross margins by segment and service line, and compare them across prior periods and across segments and service lines to identify trends as well as underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as

EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write‑offs pursuant to GAAP, plus/(minus) non‑cash losses/(gains) on the sale of assets or subsidiaries, non‑recurring compensation expense, non‑cash compensation expense, and non‑recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities‑related exit and disposal‑related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Comparison of Non‑GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Return on Capital Employed

We view Return on Capital Employed (“ROCE”) as a critical indicator of the overall value creation or value destruction effected by the Company and its component segments. Measuring our corporate ROCE versus our weighted-average cost of capital provides a barometer of this measure while analyzing our ROCE by segment is integral to our capital allocation process. Ultimately, we evaluate investment opportunities against a ROCE target based on the implied risk of the investment, while we also evaluate the ROCE of existing businesses and assets versus our perception of the ROCE we could achieve with new investment opportunities. We track this metric across prior periods and across segments to identify trends as well as underperforming segments.

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

Pro Well Acquisition

On November 20, 2018 we completed our acquisition of the assets of Pro Well Testing and Wireline, Inc. Our historical financial statements for periods prior to November 20, 2018 do not include the results of operations of Pro Well.

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

Impact of Industry Conditions on Our Operating Results

Demand for oilfield services depends substantially on drilling, completion and production activity by E&P companies, which, in turn, depends largely upon the current and anticipated profitability of developing oil and natural gas reserves. Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and gas in the United States and Canada. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services in 2015 and 2016, which led to a reduction in the rates we were able to charge and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels, however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors.  If oil and gas prices further decline, our customers may cancel or curtail their spending on our services. In the discussion of our operating results below, we reference the fluctuations in industry conditions in connection with certain changes in our results of operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	Year ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$1,060,154	$528,309	$531,845	100.7%
Oilfield chemicals	259,791	41,586	218,205	524.7%
Wellsite services	208,985	122,596	86,389	70.5%
Total revenue	1,528,930	692,491	836,439	120.8%

Costs of revenue
Water solutions	797,502	395,887	401,615	101.4%
Oilfield chemicals	233,454	37,024	196,430	530.5%
Wellsite services	168,955	100,155	68,800	68.7%
Depreciation and amortization	130,537	101,645	28,892	28.4%
Total costs of revenue	1,330,448	634,711	695,737	109.6%
Gross profit	198,482	57,780	140,702	243.5%

Operating expenses
Selling, general and administrative	103,156	82,403	20,753	25.2%
Depreciation and amortization	3,176	1,804	1,372	76.1%
Impairment of goodwill	17,894	—	17,894	NM
Impairment of property and equipment	6,657	—	6,657	NM
Impairment of cost-method investment	2,000	—	2,000	NM
Lease abandonment costs	3,925	3,572	353	9.9%
Total operating expenses	136,808	87,779	49,029	55.9%
Income (loss) from operations	61,674	(29,999)	91,673	305.6%

Other income (expense)
Interest expense, net	(5,311)	(6,629)	1,318	(19.9)%
Foreign currency gain (loss), net	(1,292)	281	(1,573)	NM
Other income, net	932	369	563	152.6%
Income (loss) before tax benefit (expense)	56,003	(35,978)	91,981	255.7%
Income tax (expense) benefit	(1,704)	851	(2,555)	NM
Net income (loss)	$54,299	$(35,127)	$89,426	254.6%

Revenue

Our revenue increased $836.4 million, or 120.8%, to $1,528.9 million for the year ended December 31, 2018 compared to $692.5 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in our Water Solutions segment revenues of $531.8 million resulting from an increase in demand for our services as a result of a rise in completion activities, as well as a full year of operations from our three 2017 acquisitions comprised of the GRR Acquisition, the Resource Water Acquisition and the Rockwater Merger. For the year ended December 31, 2018, our Water Solutions, Oilfield Chemicals and Wellsite Services segments constituted 69.3%, 17.0% and 13.7% of our total revenue, respectively, compared to 76.3%, 6.0% and 17.7%, respectively, for the year ended December 31, 2017.  The adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue increase by operating segment was as follows:

Water Solutions.  Revenue increased $531.8 million, or 100.7%, to $1,060.2 million for the year ended December 31, 2018 compared to $528.3 million for the year ended December 31, 2017.  The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 25.4% and an increase in the twelve month average U.S. land rig count of 18.4% during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Oilfield Chemicals.  Revenue from our Oilfield Chemicals segment of $259.8 million relates entirely to our Rockwater LLC operations acquired on November 1, 2017. Revenue increased $218.2 million, or 524.7%, to $259.8 million for the year ended December 31, 2018 compared to $41.6 million for the year ended December 31, 2017, primarily due to a full year of operations in 2018 versus two months of operations in 2017.

Wellsite Services.  Revenue increased $86.4 million, or 70.5%, to $209.0 million for the year ended December 31, 2018 compared to $122.6 million for the year ended December 31, 2017.  The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 25.4% and an increase in average quarterly U.S. land rig count of 18.4% as compared to the year ended December 31, 2017. The Rockwater Merger contributed $85.6 million of revenue for the year ended December 31, 2018 and $17.7 million of revenue from November 1, 2017 to December 31, 2017.

Costs of Revenue

Costs of revenue increased $695.7 million, or 109.6%, to $1,330.4 million for the year ended December 31, 2018 compared to $634.7 million for the year ended December 31, 2017.  The increase was largely attributable to the Rockwater Merger as well as higher salaries and wages due to an increase in employee headcount and outside services, rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities, particularly in our Water Solutions segment. The cost of revenue increase by operating segment was as follows:

Water Solutions.  Costs of revenue increased $401.6 million, or 101.4%, to $797.5 million for the year ended December 31, 2018 compared to $395.9 million for the year ended December 31, 2017.  The results for the year ended December 31, 2018 include costs associated with Rockwater LLC’s operations. The increase was primarily due to a full year of Rockwater operations as well as organic revenue growth due to higher demand for our services. The increase was comprised of an increase in salaries and wages of $157.6 million as a result of a 19.1% increase in average headcount during the year ended December 31, 2018 as compared to the year ended December 31, 2017. In addition, we saw an increase in our contract labor expense of $47.5 million as the rapid growth rate in demand for our services resulted in increased short-term labor needs while our internal recruitment and hiring continued. The increase was also attributable to an increase in equipment rental and maintenance expense of $66.3 million, materials and supplies expense of $44.6 million and fuel expense of $38.2 million. The remainder of the increase was attributable to higher costs for facilities, insurance, permits, fees and taxes.

Oilfield Chemicals.  Costs of revenue from our Oilfield Chemicals segment relates entirely to our Rockwater LLC operations acquired on November 1, 2017. Costs of revenue increased $196.4 million, or 530.5%, to $233.5 million for the year ended December 31, 2018 compared to $37.0 million for the year ended December 31, 2017, primarily due to a full year of operations in 2018 versus two months of operations in 2017. These costs primarily related to raw material costs incurred in manufacturing our chemical products.

Wellsite Services.  Costs of revenue increased $68.8 million, or 68.7%, to $169.0 million for the year ended December 31, 2018 compared to $100.2 million for the year ended December 31, 2017.  This was primarily due to $60.6 million of additional costs associated with Rockwater LLC’s Canadian operations and Bakken sand and fluid hauling operations. Excluding Rockwater LLC’s operations, also impacting the increase was $3.7 million higher materials costs and $3.0 million in additional labor costs.

Depreciation and Amortization.  Depreciation and amortization expense increased $28.9 million, or 28.4%, to $130.5 million for the year ended December 31, 2018 compared to $101.6 million for the year ended December 31, 2017.  The increase was primarily attributable to additional depreciation from assets acquired in the Rockwater Merger, which closed on November 1, 2017.

Gross Profit

Gross profit increased by $140.7 million, to a gross profit of $198.5 million for the year ended December 31, 2018 compared to  a gross profit of $57.8 million for the year ended December 31, 2017 as a result of factors described above. Gross profit as a percent of revenue increased 4.7% to 13.0% during the year ended December 31, 2018, from 8.3% during the year ended December 31, 2017. The increase was primarily driven by lower depreciation expense as a percentage of revenues, impacted by higher utilization of fixed assets, and longer useful lives and increased salvage value estimates on certain fixed assets. Additionally, operational improvements and cost synergies achieved through the Rockwater Merger integration also contributed towards the improvement in gross profit. This was partially offset by the impact from a larger portion of consolidated revenue coming from the lower margin chemicals segment acquired in the Rockwater Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.8 million, or 25.2%, to $103.2 million for the year ended December 31, 2018 compared to $82.4 million for the year ended December 31, 2017.  The year ended December 31, 2017 included one-time charges of $12.5 million related to payouts on our phantom equity units and IPO bonuses. Excluding these one-time charges incurred during the year ended December 31, 2017, selling, general and administrative expenses increased $33.3 million, or 47.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017. This overall increase was primarily related to the Rockwater Merger and GRR Acquisition, which significantly increased our size. Trailing deal costs stemming from the Rockwater Merger and other acquisitions, as well as incremental costs to support our new status as a public company, also contributed to the increase.

Impairment

During the year ended December 31, 2018,  we determined that $12.7 million of goodwill in our Oilfield Chemicals segment and $5.2 million of goodwill related to our Affirm subsidiary in our Wellsite  Services segment were impaired as the estimated fair values  were not adequate to fully cover the associated carrying values. Additionally, we determined that most of our basis in our cost-method investee was no longer fully recoverable, and as such, it was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations. Additionally, during the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable, so we recorded $2.3 million of impairment expense to write off these fixed assets.  Finally, we determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of loss on asset disposals.  There was no impairment expense incurred during the year ended December 31, 2017.

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. In conjunction with the Rockwater Merger, we decided to close certain additional facilities that were deemed duplicative of our existing operational locations. As a result of accrued and continuing costs related to certain facilities that are no longer in use, we recorded $3.9 million of lease abandonment costs during the year ended December 31, 2018, approximately $2.2 million of which are directly attributable to the Rockwater Merger, as compared to $3.6 million of lease abandonment costs during the year ended December 31, 2017.

Net Interest Expense

Net interest expense decreased by  $1.3 million, or 19.9%, to $5.3 million during the year ended December 31, 2018 compared to $6.6 million for the year ended December 31, 2017 due to paying down debt in 2018.

Net Income (Loss)

Net income of $54.3 million represented an increase of  $89.4 million, or 254.6%, for the year ended December 31, 2018 compared to a net loss of  $35.1 million for the year ended December 31, 2017 largely as a result of the factors described above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year ended December 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Revenue
Water solutions	$528,309	$241,455	$286,854	118.8%
Oilfield chemicals	41,586	—	41,586	NM
Wellsite services	122,596	60,944	61,652	101.2%
Total revenue	692,491	302,399	390,092	129.0%

Costs of revenue
Water solutions	395,887	200,399	195,488	97.5%
Oilfield chemicals	37,024	—	37,024	NM
Wellsite services	100,155	51,108	49,047	96.0%
Depreciation and amortization	101,645	95,020	6,625	7.0%
Total costs of revenue	634,711	346,527	288,184	83.2%
Gross profit (loss)	57,780	(44,128)	101,908	NM

Operating expenses
Selling, general and administrative	82,403	34,643	47,760	137.9%
Depreciation and amortization	1,804	2,087	(283)	(13.6)%
Impairment of goodwill	—	138,666	(138,666)	NM
Impairment of property and equipment	—	60,026	(60,026)	NM
Lease abandonment costs	3,572	19,423	(15,851)	(81.6)%
Total operating expenses	87,779	254,845	(167,066)	(65.6)%
Loss from operations	(29,999)	(298,973)	268,974	(90.0)%

Other income (expense)
Interest expense, net	(6,629)	(16,128)	9,499	(58.9)%
Foreign currency gain, net	281	—	281	NM
Other income, net	369	629	(260)	(41.3)%
Loss before tax benefit	(35,978)	(314,472)	278,494	(88.6)%
Income tax benefit	851	524	327	NM
Net loss	$(35,127)	$(313,948)	$278,821	(88.8)%

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

Water Solutions.  Revenue increased $286.9 million, or 118.8%, to $528.3 million for the year ended December 31, 2017 compared to $241.5 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in the demand for our services as a result of a rise in completion activities and an increase in average annual rig count of 72.2%, as well as the Rockwater Merger during the year ended December 31, 2017 compared to year ended December 31, 2016. The Rockwater Merger contributed $69.6 million of revenue from November 1, 2017 to December 31, 2017. Additionally, the GRR Acquisition contributed $35.2 million of revenue for the year ended December 31, 2017.

Oilfield Chemicals.  Revenue of $41.6 million from our Oilfield Chemicals segment related to the Rockwater Merger from November 1, 2017 to December 31, 2017.

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

Cost of Revenue

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

Oilfield Chemicals.  Cost of revenue of $37.0 million from our Oilfield Chemicals segment related to the Rockwater Merger from November 1, 2017 to December 31, 2017. This cost was primarily related to raw material costs incurred in manufacturing our chemical products.

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

Gross Profit (Loss)

Gross profit (loss) increased by $101.9 million, to a gross profit of $57.8 million for the year ended December 31, 2017 compared to gross loss of $44.1 million for the year ended December 31, 2016 as a result of factors described above.

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

Lease Abandonment Costs

Due to depressed industry conditions and a resulting reduction in the need for facilities, we decided to close certain facilities beginning in the third quarter of 2016. As a result of continuing costs related to certain facilities that were no longer in use, we recorded $3.6 million of lease abandonment costs during the year ended December 31, 2017. We recorded $19.4 million of lease abandonment costs during the year ended December 31, 2016.

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

Comparison of Non‑GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write‑offs pursuant to GAAP, plus/(minus) non‑cash losses/(gains) on the sale of assets or subsidiaries, non‑recurring compensation expense, non‑cash compensation expense, and non‑recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities‑related exit and disposal‑related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-down.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$54,299	$(35,127)	$(313,948)
Interest expense	5,311	6,629	16,128
Income tax expense (benefit)	1,704	(851)	(524)
Depreciation and amortization	133,713	103,449	97,107
EBITDA	195,027	74,100	(201,237)
Impairment of goodwill	17,894	—	138,666
Impairment of property and equipment	6,657	—	60,026
Impairment of cost-method investment	2,000	—	—
Lease abandonment costs	3,925	3,572	19,423
Non-recurring severance expenses(1)	1,220	4,161	886
Non-recurring transaction costs(2)	7,809	10,179	(236)
Non-cash compensation expenses	10,371	7,691	(487)
Non-cash (gain) loss on sale of assets or subsidiaries	3,775	1,740	(97)
Non-recurring phantom equity and IPO-related compensation	—	12,537	—
Foreign currency (gain) loss	1,292	(281)	—
Inventory write-down	442	—	—
Non-recurring change in vacation policy(3)	2,894	—	—
Other non-recurring charges	4,313	3,563	—
Adjusted EBITDA	$257,619	$117,262	$16,944

(1)

For 2018, these costs are associated with severance incurred in connection with the retirement of our former Chief Administrative Officer as well as the termination of certain Canadian employees. For 2017, these costs are associated with severance incurred in connection with the Rockwater Merger. For 2016, these costs are associated with the reduction in headcount as a result of the industry downturn.

(2)

For 2018, these costs are primarily related to the Rockwater Merger. For 2017, these costs are primarily associated with the Rockwater Merger and GRR Acquisition. For 2016, these transaction costs are associated with our evaluation and negotiation of various transactions that never materialized.

(3)	For 2018, these costs represent a one-time accrual to allow for carryover of unused vacation. Previously, any unused vacation was forfeited at year-end.

EBITDA was $195.0 million for the year ended December 31, 2018 compared to $74.1 million for the year ended December 31, 2017. Adjusted EBITDA was $257.6 million for the year ended December 31, 2018 compared to $117.3 million for the year ended December 31, 2017. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

EBITDA was $74.1 million for the year ended December 31, 2017 compared to $(201.2) million for the year ended December 31, 2016. Adjusted EBITDA was $117.3 million for the year ended December 31, 2017 compared to $16.9 million for the year ended December 31, 2016.  The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members, the net proceeds from the Select 144A Offering, the net proceeds from the IPO, borrowing capacity under our current Credit Agreement and the Previous Credit Facility and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and fund acquisitions. Depending on market conditions and other factors, we may also issue debt and equity securities if needed.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations and borrowings from our Credit Agreement. For a discussion of the Credit Agreement, see “—Credit Agreement” below. Although we cannot provide any assurance, we believe that our operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

On December 20, 2016, we completed the Select 144A Offering for net proceeds of $297.2 million. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay a portion of its outstanding indebtedness and for general corporate purposes.

On April 26, 2017, we completed the IPO for net proceeds of approximately $111.4 million, net of underwriting discounts and commissions and estimated offering expenses. We contributed all of these net proceeds to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds to repay borrowings incurred under the Previous Credit Facility to fund the cash portion of the purchase price of the GRR Acquisition, for the cash settlement of outstanding phantom unit awards at SES Holdings and for capital expenditures. On May 10, 2017, we received cash proceeds of approximately $17.1 million, net of underwriting discounts and commissions and estimated offering expenses, from the exercise in full by the underwriters of our IPO of their option to purchase additional shares of our Class A common stock. We used the net proceeds from the underwriters’ option exercise for general corporate purposes, including funding additional capital expenditures.

At December 31, 2018, cash and cash equivalents totaled $17.2 million. In addition to cash and cash equivalents, we had $204.7 million of available borrowing capacity under our Credit Agreement as of December 31, 2018.  As of February 28, 2019, the borrowing base under the Credit Agreement was $255.8 million, the outstanding borrowings totaled $45.0 million, the outstanding letters of credit totaled $20.9 million, and the available borrowing capacity under the Credit Agreement was $189.9 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

Cash Flow Changes Between the Years Ended December 31, 2018 and 2017

	Year ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Net cash provided by (used in) operating activities	$232,409	$(2,899)	$235,308	NM
Net cash used in investing activities	(168,361)	(156,731)	(11,630)	7.4%
Net cash (used in) provided by financing activities	(49,293)	122,397	(171,690)	(140.3)%
Subtotal	14,755	(37,233)
Effect of exchange rate changes on cash and cash equivalents	(292)	(34)	(258)	NM
Net increase (decrease) in cash	$14,463	$(37,267)

Operating Activities.  Net cash provided by operating activities was $232.4 million for the year ended December 31, 2018, compared to net cash used in operating activities of $2.9 million for the year ended December 31, 2017.  The $235.3 million increase in net cash provided by operating activities related primarily to increased net income adjusted for noncash items which was driven by a significant growth in revenue and improvement in gross margins resulting from recovering demand for our services as compared to the prior year period, improved working capital management, and a full year of contributions from the 2017 acquisitions.

Investing Activities.  Net cash used in investing activities was $168.4 million for the year ended December 31, 2018, compared to $156.7 million for the year ended December 31, 2017.  The $11.6 million increase in net cash used in investing activities was primarily due to an increase in cash used for capital expenditures during the year ended December 31, 2018 of $66.6 million to support the increased scale of operations following the Rockwater Merger which occurred on November 1, 2017, partially offset by the $48.5 million decrease in cash used for acquisitions, primarily related to the GRR Acquisition in March 10, 2017.

Financing Activities.  Net cash used in financing activities was $49.3 million for the year ended December 31, 2018, compared to cash provided by financing activities of $122.4 million for the year ended December 31, 2017.  The $171.7 million increase in net cash used in financing activities was primarily due to the non-recurring nature of the $128.5 million in net proceeds received from the issuance of shares in our IPO on April 26, 2017, including the exercise of the over-allotment option, coupled with a net $30.0 million pay down of long-term debt during 2018. Also, impacting the increase in net cash used in financing activities was $15.7 million of common stock repurchases during the fourth quarter of 2018 related to our share repurchase program.

Cash Flow Changes Between the Years Ended December 31, 2017 and 2016

	Year ended December 31,		Change
	2017	2016	Dollars	Percentage
	(in thousands)
Net cash (used in) provided by operating activities	$(2,899)	$5,131	$(8,030)	NM
Net cash used in investing activities	(156,731)	(26,955)	(129,776)	481.5%
Net cash provided by financing activities	122,397	45,560	76,837	168.7%
Subtotal	(37,233)	23,736
Effect of exchange rate changes on cash and cash equivalents	(34)	—	(34)	NM
Net (decrease) increase in cash	$(37,267)	$23,736

Operating Activities.    Net cash used in operating activities was $2.9 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $5.1 million for the year ended December 31, 2016. The $8.0 million increase in net cash used in operating activities was primarily attributable to increases in accounts receivable and working capital during the year ended December 31, 2017, in response to growth in revenues driven by recovering demand for our services as compared to the prior year period.

Investing Activities.    Net cash used in investing activities was $156.7 million for the year ended December 31, 2017, compared to $27.0 million for the year ended December 31, 2016. The $129.7 million increase in net cash used in investing activities was primarily due to net cash used for acquisitions of $65.5 million and by higher capital expenditures during the year ended December 31, 2017, of $62.4 million as compared to the year ended December 31, 2016.

Financing Activities.    Net cash provided by financing activities was $122.4 million for the year ended December 31, 2017, compared to $45.6 million for the year ended December 31, 2016. The $76.8 million increase in net cash provided by financing activities was primarily due to $128.5 million in net proceeds received from the issuance of shares in the IPO, including exercise of the over-allotment option.

Credit Agreement

On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings and Select LLC, entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, and each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, we have the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the Closing. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

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

We were in compliance with all debt covenants as of December 31, 2018.

Off‑Balance Sheet Arrangements

At December 31, 2018, we had no material off-balance sheet arrangements, except for operating leases. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2018.

	Payments Due by Period
Contractual Obligations	Year 1	Years 2-3	Years 4-5	More than 5 years	Total
	(in thousands)
Credit Agreement (1)	$—	$—	$45,000	$—	$45,000
Estimated interest payments	2,364	4,727	1,970	—	9,061
Operating lease obligations	33,377	37,138	21,939	40,991	133,445
Capital lease obligations	1,079	290	—	—	1,369
Total	$36,820	$42,155	$68,909	$40,991	$188,875

(1)As of February 28, 2019, the borrowing base under the Credit Agreement was $255.8 million, the outstanding borrowings totaled $45.0 million and the outstanding letters of credit totaled $20.8 million. The Credit Agreement matures on November 1, 2022. For a description of our Credit Agreement, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement.”

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

The initial liability will be adjusted at each reporting date through charges or credits in the consolidated statements of operations. We concluded that accounting by analogy to the accounting treatment specified in ASC 740‑20‑45‑11(g) for subsequent changes in a valuation allowance established against deferred tax assets that arose due to a change in tax basis in connection with a transaction with stockholders, which is recorded in the consolidated statements of operations. We believe that analogy is appropriate given the direct relationship between the amount of any estimated tax savings to be realized and the recognition and measurement of the liability under the Tax Receivable Agreements.

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

Emerging Growth Company Status:  Under the JOBS Act, we were an “emerging growth company,” or an “EGC,” which allowed us an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We took advantage of all of the reduced reporting requirements and exemptions, including the longer phase‑in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until December 31, 2018.  Effective December 31, 2018, we lost EGC status as the market value of our shares of common stock held by non-affiliates on June 30, 2018 was greater than $700 million.

Goodwill and other intangible assets:  The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired in a business combination. Our goodwill at December 31, 2018 and 2017,  totaled $273.8 million and $273.4 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight‑line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Impairment of goodwill, long‑lived assets and intangible assets:  Long‑lived assets, such as property and equipment and finite‑lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, and operating performance. Development of future cash flows also requires management to make assumptions and to apply judgment, including the timing of future expected cash flows, using the appropriate discount rates and determining salvage values. The estimate of fair value represents our best estimates of these factors based on current industry trends and reference to market transactions and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows. We operate within the oilfield service industry, and the cyclical nature of the oil and gas industry that we serve and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the estimated fair value of these assets and, in periods of prolonged down cycles, may result in impairment charges. Changes to our key assumptions related to future performance, market conditions and other economic factors could adversely affect our impairment valuation. During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals.

During the year ended December 31, 2018, we determined that $12.7 million of goodwill in our Oilfield Chemicals segment and $5.2 million of goodwill related to our Affirm subsidiary unit in our Wellsite Services segment were impaired as the estimated fair values  were not adequate to fully cover the associated carrying values.  There were no intangible impairment losses recorded during 2017. During 2016, due to sustained declines in oil prices starting in late 2014 and the resulting negative impact to the overall industry, we recognized an impairment loss of $60.0 million related to long‑lived assets in our Water Solutions segment and $0.1 million related to other intangible assets in our Wellsite Services segment and are included in the consolidated statements of operations for the year ended December 31, 2016.

We conduct our annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income, market and cost approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-average cost of capital calculation based on publicly traded peer companies. In the market approach, valuation multiples are developed from both publicly traded peer companies as well as other company transactions. The cost approach considers replacement cost as the primary indicator of value.

If the fair value of a reporting unit is less than its carrying value, impairment is calculated based on the difference between the fair value and carrying value in accordance with our early adoption of ASU 2017-04– Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of E&P activity of oil and gas companies, our financial performance and trends and our strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions, could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

Revenue recognition:  We use the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Revenue from our Water Solutions and Wellsite Services segments is typically recognized over the course of time, whereas revenue from our Chemicals segment is typically recognized upon delivery. Revenue generated by each of our revenue streams is outlined as follows:

Water Solutions and Related Services— We provide water‑related services to customers, including the sourcing and transfer of water; the containment of fluids; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling, transportation, and recycling or disposal of fluids. Operating under Rockwater LLC, we also offer sand hauling and logistics services in the Rockies and Bakken regions as well as water transfer, containment, and fluids hauling in Western Canada. Revenue from water solutions is primarily based on a per‑barrel price or other throughput metrics as specified in the contract. We recognize revenue from water solutions when services are performed.

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

Self‑insurance:  We self‑insure, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, and vehicle liability. Our exposure (i.e. the retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, and $1.0 million for vehicle liability. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims was to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2018, we estimate the range of exposure to be from $14.1 million to $16.1 million and have recorded liabilities of $15.1 million which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and vehicle liability. Additionally, we have recorded $1.1 million in general liabilities on December 31, 2018.  Prior to June 1, 2016, we were self‑insured for group medical claims subject to a deductible of $0.3 million for large claims. As of June 1, 2016, we are fully‑insured for group medical.

In connection with the Rockwater Merger, we temporarily maintained a separate group medical program for certain employees where medical claims are subject to a deductible of $0.3 million for large claims. During 2018, this was integrated into our existing plan.

Equity‑based compensation:  We account for equity-based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. We expense awards with graded-vesting service conditions on a straight-line basis. Prior to our IPO, we did not have a listed price with which to calculate fair value. Therefore, prior to our IPO, we historically and consistently calculated the fair value using a market approach, taking into consideration peer group analysis of publicly traded companies.

Stock options have been granted with an exercise price equal to or greater than the fair market value of its underlying equity instrument as of the date of grant. Prior to our IPO, we historically valued our equity on a quarterly basis using a market approach that included a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. We utilized the Black‑Scholes model to determine fair value, which incorporates assumptions to value stock‑based awards. The risk‑free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. As there had been no market for our equity prior to our IPO, we considered the historical volatility of publicly traded peer companies when determining the volatility factor. The expected life of the options was based on a formula considering the vesting period and term of the options awarded. During the year ended December 31, 2018, we granted 584,846 stock options with a grant date fair value of $5.2 million. During the year ended December 31, 2017, we granted 455,126 stock options with a grant date fair value of $3.6 million. During the year ended December 31, 2016, we granted 204,245 stock options, on an adjusted basis, with a grant date fair value of $0.4 million.

Restricted stock awards are based on the fair value of the award on the grant date and are recognized based on the vesting requirements that have been satisfied during the period. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. During the year ended December 31, 2018, we granted 438,182 restricted stock awards with a weighted-average grant date fair value of $19.52 per share. During the year ended December 31, 2017, we granted 41,117 restricted stock awards with a weighted-average grant date fair value of $19.91 per share. No restricted stock awards were granted during the year ended December 31, 2016.

During 2018, we approved grants of performance share units (“PSUs”) subject to both performance-based and service-based vesting provisions. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. As of December 31, 2018, we had 255,364 PSUs valued at $6.32 per share.

During 2018, we approved grants of stock-settled incentive awards to certain key employees that are subject to both market-based and service-based vesting provisions. Compensation expense associated with the stock-settled incentive awards is recognized ratably over the corresponding requisite service period. The fair value of the stock-settled incentive awards was determined using a Monte Carlo option pricing model, similar to the Black-Scholes-Merton model, and adjusted for the specific characteristics of the awards. The initial estimated fair value being recognized as stock compensation over the vesting period was $1.5 million.

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

Recent Accounting Pronouncements

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. As the Company lost its EGC status as of December 31, 2018, the ASU became effective for the calendar year 2018 at December 31, 2018. The Company adopted ASU 2014-09 using the modified retrospective method. The adoption of the ASU and related ASUs 2016-08, 2016-10, 2016-12 and 2016-20, did not have a material impact on the Company’s consolidated financial statements as (i) most customer agreements begin and end within the same period and (ii) the Company’s previous revenue recognition methodologies are consistent with the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements. Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As the Company lost its EGC status as of December 31, 2018, the ASU will become effective January 1, 2019. The Company will elect to recognize its lease assets and liabilities on a prospective basis, beginning on January 1, 2019, using the modified retrospective transition method. Additionally, the Company will (i) not set up right of use assets and lease liabilities for short-term leases, (ii) will elect to treat lease and non-lease components as a single lease component and (iii) will grandfather its current accounting for land easements that commenced before January 1, 2019,  and (iv) used the package of practical expedients not to change prior lease classification, prior treatment of initial direct costs and prior determination of whether a contract constituted a lease. The Company expects the adoption of these ASUs to have a material increase to assets and liabilities on the consolidated balance sheets. Upon adoption, the Company expects the right-of-use assets and operating lease liabilities to range between $100 million and $120 million.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share‑based payment award transactions. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As a former EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement was effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. As the Company lost its EGC status as of December 31, 2018, the ASU became effective for the calendar year 2018 at December 31, 2018.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeiture estimates and classification on the statement of cash flows. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. As a former EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for calendar year 2018 at December 31, 2018. The amendments in this ASU should be applied using a retrospective approach. The adoption of the ASU did not impact the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. As a former EGC utilizing the extended transition period for new accounting pronouncements the ASU became effective for calendar year 2018. The amendments in this ASU should be applied prospectively. The adoption of the ASU did not impact the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The amendments in this ASU should be applied prospectively. The Company early adopted ASU 2017-04 during the fourth quarter of 2018 to simplify the annual goodwill impairment testing process. The Company calculated 2018 goodwill impairment based on  a simplified model of the difference between the carrying value less fair value.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The pronouncement should be applied prospectively to an award modified on or after the adoption date. The adoption of the ASU did not affect the Company’s consolidated financial statements and related disclosures.

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

The level of activity in the U.S. oil and gas industry is volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas drilling and completion activity and therefore affect the demand for our services. A material decline in oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

At December 31, 2018, we had $45.0 million outstanding debt under our Credit Agreement. As of February 28, 2019, we had $45.0 million of outstanding borrowings and $189.9 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount currently outstanding at December 31, 2018, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.5 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer ("CEO") (principal executive officer) and chief financial officer ("CFO") (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018 because of the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified control deficiencies related to the purchase price accounting related to the Rockwater Merger and the reconciliation of fixed assets physical counts with the general ledger that constitute material weaknesses in our internal control over financial reporting as of December 31, 2018. Specifically, the Company did not design and maintain effective controls with respect to the identification and substantiation of fixed assets purchased in the Rockwater Merger and to the reconciliation of our fixed assets physical counts with the general ledger.

These control deficiencies did not result in a material misstatement to the Company's consolidated financial statements for the year ended December 31, 2018. However, the control deficiencies could result in a misstatement of fixed assets, goodwill, depreciation expense or loss on disposition of assets that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that the control deficiencies constitute material weaknesses. Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria in "Internal Control - Integrated Framework" issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report.

Status of Remediation Efforts

Management is actively engaged in the planning for, and implementation of, remedial efforts to address the material weaknesses identified above. Specifically, management is in the process of implementing changes, including designing and implementing new controls, to validate the completeness and accuracy of fixed assets related to mergers and acquisitions as well as reconciling fixed assets physical counts with the general ledger.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will be effective in remediating the material weaknesses described above.

While we believe that implementing additional controls around fixed assets will remediate the identified material weaknesses, the material weaknesses in internal control will not be considered fully addressed until the new procedures have been in place for a sufficient period of time and tested to allow management to conclude that the controls are effective.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated

Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management has identified material weaknesses in internal control over the accounting for the identification and substantiation of fixed assets in purchase accounting related to the business combination with Rockwater and the reconciliation of its fixed assets physical counts with the general ledger.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 1, 2019, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ”Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other information

We do not express an opinion or any other form of assurance on the status of remediation efforts included in Management’s Annual Report on Internal Control over Financial Reporting.

/s/ GRANT THORNTON LLP

Dallas, TX

March 1, 2019

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

Our consolidated financial statements are incorporated under Item 8 of this Annual Report. For a listing of these statements and accompanying notes, see “Index to Financial Statements” on Page F-1 of this Annual Report.

(a)(3) Exhibits

The exhibits required to be filed or furnished under Item 15 of this Annual Report are set forth below in the Exhibit Index included within this Annual Report.

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

*10.10	Amendment No. 1 to Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings, LLC.

†10.11

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.4 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed April 28, 2017 (Registration No. 333-217561)).

†10.12

Form of Stock Option Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

*†10.13	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*†10.14	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*†10.15	Form of Stock Option Agreement for John Schmitz under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

†10.16

Form of Success Bonus Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.12 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 19, 2017).

†10.17

Select Energy Services, Inc. Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed February 1, 2018 (Registration No. 333-222816)).

*†10.18	Employment Agreement between Holli C. Ladhani and Rockwater Energy Solutions, Inc., dated June 1, 2011.

*†10.19	Employment Agreement between David J. Nightingale and Rockwater Energy Solutions, Inc., dated April 23, 2012.

*†10.20	Employment Agreement between Paul Pistono and Rockwater Energy Solutions, Inc., dated September 4, 2012.

*†10.21	Separation Agreement and General Release of Claims between Gary M. Gillette and Select Energy Services, LLC, dated January 4, 2019.

*†10.22	Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated January 14, 2019.

*†10.23	Employment Agreement between Nick Swyka and Select Energy Services, LLC, dated March 1, 2019.

*†10.24	Employment Agreement between Adam Law and Select Energy Services, LLC, dated March 1, 2019.

*21.1	List of subsidiaries of Select Energy Services, Inc.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*101	Interactive Data Files
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed or furnished with this Annual Report on Form 10-K.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Energy Services, Inc.

Dated: March 1, 2019	/s/ HOLLI C. LADHANI
Holli C. Ladhani
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 1, 2019.

/s/ HOLLI C. LADHANI	President, Chief Executive Officer and Director
Holli C. Ladhani	(Principal Executive Officer)

/s/ NICK L. SWYKA	Chief Financial Officer and Senior Vice President
Nick L. Swyka	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ JOHN D. SCHMITZ	Executive Chairman
John D. Schmitz

/s/ ROBERT V. DELANEY	Director
Robert V. Delaney

/s/ ADAM J. KLEIN	Director
Adam J. Klein

/s/ DAVID C. BALDWIN	Director
David C. Baldwin

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ KEITH O. RATTIE	Director
Keith O. Rattie

/s/ DAVID A. TRICE	Director
David A. Trice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

March 1, 2019

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$17,237	$2,774
Accounts receivable trade, net of allowance for doubtful accounts of $5,329 and $2,979, respectively	341,711	373,633
Accounts receivable, related parties	1,119	7,669
Inventories	44,992	44,598
Prepaid expenses and other current assets	27,093	17,842
Total current assets	432,152	446,516
Property and equipment	1,114,378	1,034,995
Accumulated depreciation	(611,530)	(560,886)
Property and equipment, net	502,848	474,109
Goodwill	273,801	273,421
Other intangible assets, net	148,377	156,066
Other assets	3,427	6,256
Total assets	$1,360,605	$1,356,368
Liabilities and Equity
Current liabilities
Accounts payable	$53,847	$52,579
Accrued accounts payable	62,536	45,857
Accounts payable and accrued expenses, related parties	5,056	2,772
Accrued salaries and benefits	22,113	21,324
Accrued insurance	14,849	12,510
Sales tax payable	5,820	12,931
Accrued expenses and other current liabilities	14,560	35,255
Current portion of capital lease obligations	938	1,965
Total current liabilities	179,719	185,193
Accrued lease obligations	16,752	18,979
Other long-term liabilities	8,361	13,827
Long-term debt	45,000	75,000
Total liabilities	249,832	292,999
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 78,956,555 shares issued and outstanding as of December 31, 2018; 350,000,000 shares authorized and 59,182,176 shares issued and outstanding as of December 31, 2017	790	592
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018; 40,000,000 shares authorized, 6,731,845 shares issued and outstanding as of December 31, 2017	—	67
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 26,026,843 shares issued and outstanding as of December 31, 2018; 150,000,000 shares authorized and 40,331,989 shares issued and outstanding as of December 31, 2017	260	404
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	813,599	673,141
Retained earnings (accumulated deficit)	18,653	(17,859)
Accumulated other comprehensive (deficit) income	(368)	302
Total stockholders’ equity	832,934	656,647
Noncontrolling interests	277,839	406,722
Total equity	1,110,773	1,063,369
Total liabilities and equity	$1,360,605	$1,356,368

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Water solutions and related services	$1,145,733	$546,043	$241,455
Accommodations and rentals	66,744	53,888	27,151
Wellsite completion and construction services	56,662	50,974	33,793
Oilfield chemical product sales	259,791	41,586	—
Total revenue	1,528,930	692,491	302,399
Costs of revenue
Water solutions and related services	873,413	411,215	200,399
Accommodations and rentals	44,115	41,885	22,019
Wellsite completion and construction services	48,929	42,942	29,089
Oilfield chemical product sales	233,454	37,024	—
Depreciation and amortization	130,537	101,645	95,020
Total costs of revenue	1,330,448	634,711	346,527
Gross profit (loss)	198,482	57,780	(44,128)
Operating expenses
Selling, general and administrative	103,156	82,403	34,643
Depreciation and amortization	3,176	1,804	2,087
Impairment of goodwill	17,894	—	138,666
Impairment of property and equipment	6,657	—	60,026
Impairment of cost-method investment	2,000	—	—
Lease abandonment costs	3,925	3,572	19,423
Total operating expenses	136,808	87,779	254,845
Income (loss) from operations	61,674	(29,999)	(298,973)
Other income (expense)
Interest expense, net	(5,311)	(6,629)	(16,128)
Foreign currency gain (loss), net	(1,292)	281	—
Other income, net	932	369	629
Income (loss) before income tax expense (benefit)	56,003	(35,978)	(314,472)
Income tax (expense) benefit	(1,704)	851	524
Net income (loss)	54,299	(35,127)	(313,948)
Less: net loss attributable to Predecessor	—	—	306,481
Less: net (income) loss attributable to noncontrolling interests	(17,787)	18,311	6,424
Net income (loss) attributable to Select Energy Services, Inc.	$36,512	$(16,816)	$(1,043)

Net income (loss) per share attributable to common stockholders (Note 16):
Class A—Basic	$0.49	$(0.51)	$(0.05)
Class A-1—Basic	$—	$(0.51)	$(0.05)
Class A-2—Basic	$0.49	$(0.51)	$—
Class B—Basic	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 16):
Class A—Diluted	$0.49	$(0.51)	$(0.05)
Class A-1—Diluted	$—	$(0.51)	$(0.05)
Class A-2—Diluted	$0.49	$(0.51)	$—
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$54,299	$(35,127)	$(313,948)
Other comprehensive income (loss)
Interest rate derivatives designated as cash flow hedges
Unrealized holding loss arising during period	—	—	(106)
Net amount reclassified to earnings	—	—	113
Foreign currency translation adjustment, net of tax of $0	(670)	302	—
Net change in unrealized gain (loss)	(670)	302	7
Comprehensive income (loss)	53,629	(34,825)	(313,941)
Less: comprehensive loss attributable to Predecessor	—	—	306,474
Less: comprehensive (income) loss attributable to noncontrolling interests	(17,568)	18,154	6,424
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$36,061	$(16,671)	$(1,043)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

			Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Predecessor		Stockholders		Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
				Class A		Class A-1		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Members’		Common		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Units	Capital	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2015	38,398,649	$317,161	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$(7)	$—	$10,621	$327,775
Member contributions	3,866,864	23,519	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	23,519
Purchase of additional controlling interest	—	707	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,055)	(348)
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	138	138
Equity-based compensation	—	317	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	317
Fair value of interest rate swap	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7	—	—	7
Net loss prior to 144A Offering	—	(306,481)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,407)	(310,888)

Balance prior to reorganization and 144A Offering transactions	42,265,513	35,223	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,297	40,520
Reorganization and 144A Offering	(42,265,513)	(35,223)	3,802,972	38	16,100,000	161	—	—	38,462,541	385	—	—	331,887	—	—	332,471	—	297,248
Initial allocation of noncontrolling interest of Select Energy Services, Inc. effective on date of 144A Offering	—	—	—	—	—	—	—	—	—	—	—	—	(218,712)	—	—	(218,712)	218,712	—
Balance subsequent to reorganization and 144A Offering transactions	—	—	3,802,972	38	16,100,000	161	—	—	38,462,541	385	—	—	113,175	—	—	113,759	224,009	337,768
Net loss subsequent to reorganization and 144A Offering	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,043)	—	(1,043)	(2,017)	(3,060)
Balance as of December 31, 2016	—	—	3,802,972	38	16,100,000	161	—	—	38,462,541	385	—	—	113,175	(1,043)	—	112,716	221,992	334,708
Conversion of Class A-1 common stock to Class A common stock	—	—	16,100,000	161	(16,100,000)	(161)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of shares of Class B common stock and SES Holdings LLC Units for shares of Class A common stock	—	—	2,487,029	25	—	—	—	—	(2,487,029)	(25)	—	—	16,298	—	—	16,298	(16,298)	—
Issuance of shares for acquisitions	—	—	560,277	6	—	—	—	—	—	—	—	—	4,995	—	—	5,001	4,879	9,880
Issuance of shares for merger	—	—	26,246,115	262	—	—	6,731,845	67	4,356,477	44	—	—	447,242	—	—	447,615	170,276	617,891
Issuance of shares for initial public offering	—	—	10,005,000	100	—	—	—	—	—	—	—	—	87,269	—	—	87,369	41,135	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,346	—	—	4,346	3,345	7,691
Repurchase of common stock	—	—	(19,217)	—	—	—	—	—	—	—	—	—	(184)	—	—	(184)	(113)	(297)
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(368)	(368)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	302	302	185	487
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,816)	—	(16,816)	(18,311)	(35,127)
Balance as of December 31, 2017	—	—	59,182,176	592	—	—	6,731,845	67	40,331,989	404	—	—	673,141	(17,859)	302	656,647	406,722	1,063,369
Conversion of Class A-2 common stock to Class A common stock	—	—	6,731,839	67	—	—	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—

Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	—	—	14,305,146	144	—	—	—	—	(14,305,146)	(144)	—	—	146,865	—	—	146,865	(146,865)	—
ESPP shares issued	—	—	9,793	—	—	—	—	—	—	—	—	—	132	—	—	132	(15)	117
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,312	—	—	7,312	3,059	10,371
Issuance of restricted shares	—	—	438,182	4	—	—	—	—	—	—	—	—	2,321	—	—	2,325	(2,325)	—
Exercise of restricted stock units	—	—	27,860	—	—	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	—	—	79,333	1	—	—	—	—	—	—	—	—	1,018	—	—	1,019	(374)	645
Repurchase of common stock	—	—	(1,766,428)	(17)	—	—	(6)	—	—	—	—	—	(17,121)	—	—	(17,138)	576	(16,562)
Restricted shares forfeited	—	—	(51,346)	(1)	—	—	—	—	—	—	—	—	(382)	—	—	(383)	383	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(506)	(506)
NCI income tax adjustment	—	—	—	—	—	—	—	—	—	—	—	—	209	—	—	209	(209)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(670)	(670)	(290)	(960)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	36,512	—	36,512	17,787	54,299
Balance as of December 31, 2018	—	$—	78,956,555	$790	—	$—	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$54,299	$(35,127)	$(313,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	133,713	103,449	97,107
Net gain on disposal of property and equipment	(3,803)	(2,726)	(97)
Gain realized on previously held interest in Rockwater	—	(1,210)	—
Bad debt expense	2,210	1,542	2,385
Amortization of debt issuance costs	688	4,031	3,435
Inventory write-down	442	—	—
Equity-based compensation	10,371	7,691	317
Impairment of goodwill	17,894	—	138,666
Impairment of property and equipment	6,657	—	60,026
Impairment of cost-method investment	2,000	—	—
Other operating items, net	1,287	(353)	(1,619)
Changes in operating assets and liabilities
Accounts receivable	36,537	(100,485)	1,290
Prepaid expenses and other assets	(9,115)	(2,177)	1,224
Accounts payable and accrued liabilities	(20,771)	22,466	16,345
Net cash provided by (used in) operating activities	232,409	(2,899)	5,131
Cash flows from investing activities
Acquisitions, net of cash received(1)	(16,999)	(65,488)	—
Purchase of property and equipment	(165,360)	(98,722)	(36,290)
Proceeds received from sale of property and equipment	13,998	7,479	9,335
Net cash used in investing activities	(168,361)	(156,731)	(26,955)
Cash flows from financing activities
Proceeds from 144A Offering, net of underwriter fees and expenses	—	—	297,248
Proceeds from revolving line of credit and issuance of long-term debt	60,000	109,000	27,500
Payments on long-term debt	(90,000)	(111,000)	(298,000)
Payments of capital lease obligations	(1,881)	—	—
Payment of debt issuance costs	—	(3,442)	(4,497)
Proceeds from initial public offering	—	140,070	—
Proceeds from share issuance	762	—	—
Payments incurred for initial public offering	—	(11,566)	—
Purchase of noncontrolling interests	—	—	(348)
Distributions to noncontrolling interests, net	(506)	(368)	138
Repurchase of common stock	(16,562)	(297)	—
Member contributions (distributions)	—	—	23,519
Contingent consideration	(1,106)	—	—
Net cash (used in) provided by financing activities	(49,293)	122,397	45,560
Effect of exchange rate changes on cash	(292)	(34)	—
Net increase (decrease) in cash and cash equivalents	14,463	(37,267)	23,736
Cash and cash equivalents, beginning of period	2,774	40,041	16,305
Cash and cash equivalents, end of period	$17,237	$2,774	$40,041
Supplemental cash flow disclosure:
Cash paid for interest	$5,243	$1,999	$12,773
Cash (refunds) paid for income taxes	$(550)	$(54)	$(192)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$17,910	$11,137	$1,563

(1)	Includes $12.4 million to acquire Pro Well, $2.6 million to acquire pipeline assets and $2.0 million to acquire water rights.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business:  Select Energy Services, Inc. (“we,” “Select Inc.” or “the Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of a membership interest in SES Holdings, LLC (“SES Holdings” or the “Predecessor”). Unless otherwise stated or the context otherwise indicates, all references to the “Company” or similar expressions for time periods prior to the reorganization and Select 144A Offering transactions (as defined below) refer to SES Holdings and its subsidiaries. For time periods subsequent to the reorganization and Select 144A Offering transactions, these terms refer to Select Energy Services and its subsidiaries.

On November 1, 2017, the Company completed the transactions in which subsidiaries of Select Inc. and SES Holdings merged with Rockwater Energy Solutions, Inc. (“Rockwater”) and Rockwater Energy Solutions, LLC (“Rockwater LLC”), respectively, in a stock-for-stock and a unit-for-unit transaction (the “Rockwater Merger”). Rockwater operations described in this report describe the operations of Rockwater LLC. See Note 3—Acquisitions for further discussion.

We are a leading provider of water-management solutions to the oil and gas industry in North America. We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the United States, we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre‑frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water‑related services that support oil and gas well completion and production activities, including monitoring, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines water-management services with related chemical products.

We also offer wellsite services that complement our water-management and chemical solutions offerings. These services include equipment rental, accommodations, crane and logistics services, wellsite and pipeline construction, field and well services, sand-hauling and fluid-logistics services. In addition, we provide water transfer, fluid hauling, containment and rental services in Canada.

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

Initial Public Offering:  On April 26, 2017, the Company completed its initial public offering (“IPO”) of 8,700,000 shares of Class A Common Stock at a price of $14.00 per share. On May 10, 2017, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,305,000 shares of Class A Common Stock at the IPO price of $14.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by it, the Company received $128.5 million of the aggregate net proceeds from the IPO (including the over-allotment option). The Company contributed all of the net proceeds received by it to SES Holdings in exchange for SES Holdings LLC Units. SES Holdings used the net proceeds in the following manner: (i) $34.0 million was used to repay borrowings incurred under the Company’s Previous Credit Facility (as defined and discussed in Note 9) to fund the cash portion of the purchase price of the GRR Acquisition, as described below, (ii) $7.8 million was used for the cash settlement of outstanding phantom unit awards and (iii) the remaining net proceeds were used for general corporate purposes, including funding capital expenditures.

Rockwater Merger:  On November 1, 2017, we completed the Rockwater Merger, as contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among us, SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Raptor Merger Sub, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of SES Holdings, Rockwater and Rockwater LLC. Pursuant to the Merger Agreement, we combined with Rockwater in a stock‑for‑stock transaction in which we issued approximately 25.9 million shares of Class A Common Stock, 6.7 million shares of Select Inc. Class A-2 common stock, par value $0.01 (the “Class A‑2 Common Stock”) and 4.4 million shares of Class B Common Stock to the former holders of Rockwater common stock and a unit‑for‑unit transaction in which SES Holdings issued approximately 37.3 million SES Holdings LLC Units to the former holders of units in Rockwater LLC. See Note 3—Acquisitions for further discussion.

Credit Agreement:  Concurrent with the Rockwater Merger, the Company entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”). In addition, the obligations under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated. See Note 9— Debt for further discussion.

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

Tax Receivable Agreements:  In connection with the Company’s restructuring at the Select 144A Offering, Select Inc. entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”). On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements. See Note 13—Related Party Transactions for further discussion.

Basis of presentation:  The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and all of its majority‑owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method. As of December 31, 2018, the Company has no equity method investees and one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the first quarter of 2018, the Company determined that its cost-method investee was no longer fully recoverable and was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of cost-method investment within the consolidated statements of operations.

Segment reporting:  The Company has three operating and reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As a result of the Rockwater Merger on November 1, 2017, the Company reorganized its reporting structure and aligned its segments and underlying businesses to execute on the strategies of the combined company. The Company’s revised operating and reportable segments are Water Solutions, Oilfield Chemicals and Wellsite Services. Accordingly, prior period segment information has been retrospectively revised for the year ended December 31, 2016. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate.

Reclassifications:  Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Immaterial error correction: The Company made a correction of an immaterial error, which resulted in a $16.0 million increase in goodwill, a $16.0 million reduction in property, plant and equipment a $3.2 million reduction in depreciation expense and a $3.2 million increase in income from operations.  The adjustment was the result of incorrectly assigning value to certain property, plant and equipment in the Rockwater Merger.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long‑lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, income taxes, self‑insurance liabilities, share‑based compensation, inventory and contingent liabilities. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts:  Accounts receivable are stated at the invoiced amount, or the earned but not yet invoiced amount, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the review of several factors, including historical collection experience, the current aging status of the customer accounts and financial condition of its customers. Accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company determines that it is probable the balance will not be collected.

The change in allowance for doubtful accounts is as follows:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$2,979	$2,144	$2,351
Provisions for bad debts, included in selling, general and administrative	2,210	1,542	2,385
Uncollectible receivable recoveries (write-offs)	140	(707)	(2,592)
Balance at end of year	$5,329	$2,979	$2,144

Concentrations of credit and customer risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10.0% of the Company’s consolidated revenues for the years ended December 31, 2018, 2017 and 2016.

Inventories:  The Company values its inventories at lower of cost or net realizable value. Inventory costs are determined under the weighted-average method. Inventory costs primarily consist of chemicals and materials available for resale and parts and consumables used in operations.

Debt issuance costs:  Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are recorded as a direct deduction from the carrying value of the associated debt liability and are generally amortized on a straight‑line basis over the life of the credit agreement, which approximates the effective‑interest method. During the year ended December 31, 2017, the Company expensed unamortized debt issuance costs of $2.9 million upon repayment and termination of the Previous Credit Facility. In connection with the entry into the Credit Agreement, the Company incurred debt issuance cost of $3.4 million. Amortization expense for debt issuance costs was $0.7 million, $4.0 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in the consolidated statements of operations.

Property and equipment:  Property and equipment are stated at cost less accumulated depreciation.

Depreciation (and amortization of capital lease assets) is calculated on a straight line basis over the estimated useful life of each asset as noted below:

Asset Classification	Useful Life (years)
Land	Indefinite
Buildings and leasehold improvements	30 or lease term
Vehicles and equipment	4 - 8
Machinery and equipment	2 - 15
Computer equipment and software	3 - 4
Office furniture and equipment	7
Disposal wells	7 - 10

Depreciation expense related to the Company’s property and equipment, including amortization of property under capital leases, was $120.4 million, $92.6 million and $88.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The change in the estimated useful lives of fixed assets and change in salvage value estimates was implemented on a prospective basis starting January 1, 2018. Excluding fixed assets attained through mergers and acquisitions during

2017, the impact of the change in useful estimate of fixed assets purchased on or before December 31, 2017 was to reduce and defer depreciation expense by $12.6 million during the year ended December 31, 2018. Also, the increase in estimated vehicle salvage value produced a permanent depreciation expense reduction of $3.9 million during the year ended December 31, 2018. For the year ended December 31, 2018, the changes in useful life estimate and increased salvage value produced an increase to net income of $10.9 million (including the impact of noncontrolling interests) and increased both basic and diluted earnings per share attributable to our stockholders by $0.15.

Expenditures for additions to property and equipment and major replacements are capitalized when they significantly increase the functionality or extend the useful life of the asset. Gains and losses on dispositions, maintenance, repairs and minor replacements are included in the consolidated statements of operations as incurred. See Note 7—Property and Equipment for further discussion.

Business Combinations:  The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

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

Impairment of goodwill, long‑lived assets and intangible assets:  Long‑lived assets, such as property and equipment and finite‑lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability is measured by a comparison of its carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of its carrying value over the estimated fair value. The development of future cash flows and the estimate of fair value represent its best estimates based on industry trends and reference to market transactions and are subject to variability. The Company considers the factors within the fair value analysis to be Level 3 inputs within the fair value hierarchy. During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals. The Company determined that triggering events existed during 2016 resulting in an evaluation of the recoverability of the carrying value of certain property and equipment. As a result of this evaluation, the Company recorded impairment of property and equipment of $60.0 million related to the Company’s Water Solutions segment and impairment of other intangible assets of $0.1 million related to the Company’s Wellsite Services segment. As a result of this annual impairment test, the Company recorded no impairment of property and equipment during the year ended December 31, 2017. See Note 12—Fair Value Measurement for further discussion.

The Company conducts its annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events.  If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income, market and cost approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-

average cost of capital calculation based on publicly traded peer companies. In the market approach, valuation multiples are developed from both publicly traded peer companies as well as other company transactions. The cost approach considers replacement cost as the primary indicator of value.

If the fair value of a reporting unit is less than its carrying value, goodwill impairment is calculated by subtracting the fair value of the reporting unit from the carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of exploration and production (“E&P”) activity of oil and gas companies, the Company’s financial performance and trends and the Company’s strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions, could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

During the year ended December 31, 2018, the Company recorded $12.7 million of goodwill impairment on the Oilfield Chemicals segment. The impairment was primarily the result of low profit margins. Additionally, during 2018, the Company recorded $5.2 million of goodwill impairment on its Affirm subsidiary in the Wellsite Services segment as the estimated fair value was not adequate to fully cover its carrying value. As a result of the Company’s annual impairment test, no impairment loss was recognized during the year ended December 31, 2017. The Company determined that triggering events were present during 2016 resulting in a goodwill impairment assessment of $138.5 million, primarily related to the Company’s Water Solutions segment. See Note 8—Goodwill and Other Intangible Assets and Note 12—Fair Value Measurement for further discussion.

Asset retirement obligations:  The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging, site reclamation and similar activities associated with the Company’s salt water disposal wells. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit‑adjusted risk‑free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2018 and 2017.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2018	2017
	(in thousands)
Balance at beginning of year	$1,846	$1,668
Accretion expense, included in depreciation and amortization expense	183	178
Change in estimate	377	—
Divestitures	(508)	—
Balance at end of year	$1,898	$1,846

Self‑insurance:  The Company self‑insures, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability and vehicle liability. The Company’s exposure (i.e. the retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability and $1.0 million for vehicle liability. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. Prior to June 1, 2016, the Company was self‑insured for group medical claims subject to a deductible of $0.3 million for large claims. As of June 1, 2016, the Company is fully‑insured for group medical. In connection with the Rockwater Merger, the Company maintained a separate group medical program for certain employees where medical claims were subject to a deductible of $0.3 million for large claims. During 2018, this was integrated into the Company’s existing plan.

Employee benefit plans:  The Company sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Company. The 401(k) Plan allows eligible employees to make tax‑deferred contributions, not to exceed annual limits established by the Internal Revenue Service. The Company did not make any matching contributions for the year ended December 31, 2016. Effective July 1, 2017, the Company reinstated matching contributions of 100% of employee contributions, up to 4% of compensation with immediate vesting for existing employees. Starting July 1, 2017, the vesting schedule for new hires is 25% for the first year, 50% for the second year, 75% for the third year and 100% for the fourth year. The Company’s contributions to the 401(k) Plan were $3.6 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively.

In connection with the Rockwater Merger, the Company temporarily maintained a separate 401(k) Plan for U.S. employees (the “Rockwater 401(k) Plan”) and a Registered Retirement Savings Plans for Canadian employees for specified eligible Rockwater employees. In June 2018, the temporary plan was combined into the Company’s current plan. The Company made employer contributions either at their discretion or as a matching percentage, as defined by the respective plan agreements. The Company made $0.1 million in employer contributions to the Rockwater 401(k) Plan for the year ended December 31, 2017.

Revenue recognition:  The Company adopted ASU 2014-09, Revenue from Contracts with Customers, for the year ended December 31, 2018, which constitutes a change in revenue recognition policy. See Note 4 for further detail on adopting this standard. The Company uses the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Revenue from the Company’s Water Solutions and Wellsite Services segments is typically recognized over the course of time, whereas revenue from the Company’s Chemicals segment is typically recognized upon delivery. Revenue generated by each of the Company’s revenue streams are outlined as follows:

Water Solutions and Related Services—The Company provides water‑related services to customers, including the sourcing and transfer of water, the containment of fluids, measuring and monitoring of water, the filtering and treatment of fluids, well testing and handling, transportation and recycling or disposal of fluids. Operating under Rockwater LLC, the Company also offers sand hauling and logistics services in the Rockies and Bakken regions as well as water transfer, containment and fluids hauling in Western Canada. Revenue from water solutions is primarily based on a per‑barrel price or other throughput metrics as specified in the contract. The Company recognizes revenue from water solutions as services are performed.

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

Equity‑based compensation:  The Company accounts for equity‑based awards by measuring the awards at the date of grant and recognizing the grant‑date fair value as an expense using either straight‑line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. The Company expenses awards with graded‑vesting service conditions on a straight‑line basis and accounts for forfeitures as they occur.

The Company had liability awards that were contingent upon meeting certain equity returns and a liquidation event. These awards were settled in cash during the year ended December 31, 2017. See Note 11—Equity‑based Compensation for further discussion.

Foreign currency:  The Company’s functional currency is the U.S. dollar. As a result of the Rockwater Merger in 2017, the Company obtained a Canadian subsidiary that has designated the Canadian dollar as its functional currency. Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average rates for the year. The Company follows a practice of settling its intercompany loans; accordingly, the related translation gains and losses are recognized within foreign currency gains (losses) on the accompanying consolidated statements of comprehensive income (loss). On the consolidated statements of operations, currency translation gains and losses are recorded on a net basis in other income and expense, net. During the years ended December 31, 2018 and 2017, the Company incurred a net foreign currency gain (loss) of $(1.3) million and $0.3 million, respectively. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. During the years ended December 31, 2018 and 2017, the Company reported net foreign currency translation adjustments of $(0.7) million and $0.3 million, respectively.

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

Income taxes:  Select Inc. is subject to U.S. federal, foreign and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow‑through entities for U.S. federal income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, prior to the reorganization in connection with the Select 144A Offering, the Predecessor only recorded a provision for Texas franchise tax and U.S. federal and state provisions for certain corporate subsidiaries as the Predecessor’s taxable income, or loss was includable in the income tax returns of the individual partners and members. However, for periods following the reorganization in connection with the Select 144A Offering, Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income. The state of Texas includes in its tax system a franchise tax applicable to the Company and an accrual for franchise taxes is included in the financial statements when appropriate.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2018, 2017 and 2016. See Note 14—Income Taxes for further discussion.

Emerging Growth Company status:  Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company was an “emerging growth company,” or an “EGC,” which allowed the Company to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company took advantage of all of the reduced reporting requirements and exemptions, including the longer phase‑in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until the Company was no longer an emerging growth company. The Company lost EGC status effective December 31, 2018 as a result of the aggregate market value of our voting and non-voting common stock held by non-affiliates exceeding $700 million at June 30, 2018.

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. As the Company lost its EGC status as of December 31, 2018, the ASU became effective for the calendar year 2018 at December 31, 2018. The Company adopted ASU 2014-09 using the modified retrospective method. The adoption of the ASU and related ASUs 2016-08, 2016-10, 2016-12 and 2016-20, did not have a material impact on the Company’s consolidated financial statements as (i) most customer agreements begin and end within the same period and (ii) the Company’s previous revenue recognition methodologies are consistent with the new guidance.

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

ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As the Company lost its EGC status as of December 31, 2018, the ASU will become effective January 1, 2019. The Company will elect to recognize its lease assets and liabilities on a prospective basis, beginning on January 1, 2019, using the modified retrospective transition method. Additionally, the Company will (i) not set up right of use assets and lease liabilities for short-term leases, (ii) will elect to treat lease and non-lease components as a single lease component and (iii) will grandfather its current accounting for land easements that commenced before January 1, 2019,  and (iv) used the package of practical expedients not to change prior lease classification, prior treatment of initial direct costs and prior determination of whether a contract constituted a lease. The Company expects the adoption of these ASUs to have a material increase to assets and liabilities on the consolidated balance sheets. Upon adoption, the Company expects the right-of-use assets and operating lease liabilities to range between $100 million and $120 million.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share‑based payment award transactions. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As a former EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement was effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. As the Company lost its EGC status as of December 31, 2018, the ASU became effective for the calendar year 2018 at December 31, 2018. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeiture estimates and classification on the statement of cash flows. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. As a former EGC utilizing the extended transition period for new accounting pronouncements, this pronouncement is effective for calendar year 2018 at December 31, 2018. The amendments in this ASU should be applied using a retrospective approach. The adoption of the ASU did not impact the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. As a former EGC utilizing the extended transition period for new accounting pronouncements the ASU became effective for calendar year 2018. The amendments in this ASU should be applied prospectively. The adoption of the ASU did not impact the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This pronouncement removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The amendments in this ASU should be applied prospectively. The Company early adopted ASU 2017-04 during the fourth quarter of 2018 to simplify the annual goodwill impairment testing process. The Company calculated 2018 goodwill impairment based on a simplified model of the difference between the carrying value less fair value.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The pronouncement should be applied prospectively to an award modified on or after the adoption date. The adoption of the ASU did not affect the Company’s consolidated financial statements and related disclosures.

NOTE 3—ACQUISITIONS

Business combinations

Pro Well Acquisition

On November 20, 2018 the Company acquired Pro Well Testing and Wireline, Inc. (“Pro Well”) for $12.4 million, funded with cash on hand. This acquisition expands the Company’s flowback footprint into New Mexico and adds new strategic customers. The Pro Well Acquisition was accounted for as a business combination under the acquisition method of accounting. To determine the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Working capital estimates are based on provisional amounts. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.0 million, with the excess recorded as goodwill. The goodwill recognized was attributable to expanding the Company’s flowback footprint into New Mexico and adding new strategic customers. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The goodwill acquired is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$12,446
Total consideration transferred	12,446
Less: identifiable assets acquired and liabilities assumed
Working capital	1,876
Property and equipment	6,588
Customer relationship intangible assets	3,000
Total identifiable net assets acquired	11,464
Goodwill	982
Fair value allocated to net assets acquired	$12,446

Rockwater Merger

On November 1, 2017, the Company completed the Rockwater Merger in which the Company combined with Rockwater. Total consideration was $620.2 million based on the closing price of the Company’s shares of Class A Common Stock on November 1, 2017. Consideration transferred consisted of shares of Class A Common Stock, shares of Class A-2 Common Stock, shares of Class B Common Stock, and SES Holdings LLC Units. Consideration transferred also included the Company’s previously held interest in Rockwater, which was acquired as consideration in a sale of assets by Select’s predecessor to Rockwater’s predecessor in 2008 prior to the contribution of those assets to Rockwater and the related conversion of the ownership interests received by Select’s predecessor to ownership interests in Rockwater in 2011, and the fair value of Rockwater’s replaced share-based payments attributed to pre-acquisition service. In addition, the Company’s previously held interest in Rockwater was cancelled pursuant to the Merger Agreement. The previously held interest in Rockwater was previously included in other assets in the consolidated balance sheet. It was remeasured to a fair value of $2.3 million, which resulted in a gain of $1.2 million recognized in the fourth quarter of 2017 in other income in the consolidated statements of operations. For the years ended December 31, 2018 and 2017, the Company expensed $6.3 million and $8.9 million of transaction-related costs, respectively, which are included in selling, general and administrative expenses within the consolidated statements of operations.

The Rockwater Merger was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation and the recorded valuation of property and equipment. Management estimated that total consideration paid exceeded the fair value of the net assets acquired and liabilities assumed by $264.5 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies driven by expanding into new geographies, service offerings and customer relationships, strengthening existing service lines and geographies, acquiring an established, trained workforce and expected cost reductions. Goodwill of $251.8 million and $12.7 million was allocated to the Company’s Water Solutions and Oilfield Chemicals segments, respectively. The acquired goodwill is not deductible for tax purposes.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (25,914,260 shares)	$423,957
Class A-2 Common Stock (6,731,845 shares)	110,133
Class B Common Stock (4,356,477 shares) and SES Holdings common units issued (4,356,477 units)	71,272
Fair value of previously held interest in Rockwater	2,310
Fair value of Rockwater share-based awards attributed to pre-acquisition service	12,529
Total consideration transferred	620,201
Less: identifiable assets acquired and liabilities assumed
Working capital(1)	141,720
Property and equipment(2)	172,650
Intangible assets
Customer relationships(3)	89,661
Trademarks and patents	31,223
Non-compete agreements	3,811
Other long-term assets	88
Deferred tax liabilities	(408)
Long-term debt	(80,555)
Other long-term liabilities(3)	(2,517)
Total identifiable net assets acquired	355,673
Goodwill	264,528
Fair value allocated to net assets acquired	$620,201

(1)

During the year ended December 31, 2018, the Company obtained additional information related to working capital which led to a decrease of $5.2 million and a corresponding increase in goodwill of $5.2 million compared to the estimated fair values included in the 2017 Form 10-K.

(2)

During the year ended December 31, 2018, the Company obtained additional information related to property and equipment which led to a decrease of $13.0 million and a corresponding increase in goodwill of $13.0 million compared to the estimated fair values included in the 2017 Form 10-K.

(3)

During the year ended December 31, 2018, the Company obtained additional information related to customer relationships and other long-term liabilities which led to an increase of $0.7 million and a decrease of $0.1 million, respectively, and a corresponding decrease to goodwill of $0.8 million compared to the estimated fair values included in the 2017 Form 10-K.

During the fourth quarter of 2018, the Company recorded a purchase price adjustment to decrease property plant and equipment and increase goodwill by $16.0 million in connection with the material weakness discussed in Item 9A in this annual report on Form 10-K.

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

The total consideration for the Resource Water Acquisition was $9.0 million, with $6.6 million paid in cash and $2.4 million paid in shares of Class A Common Stock valued at $15.17 per share. The Company funded the cash portion of the consideration for the Resource Water Acquisition with $6.6 million of cash on hand. The Resource Water Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.9 million, with the excess recorded as goodwill. The goodwill recognized was attributable to Resource Water’s assembled workforce as well as synergies related to the Company’s comprehensive water solutions strategy. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$6,586
Class A Common Stock (156,909 shares)	2,380
Total consideration transferred	8,966
Less: identifiable assets acquired and liabilities assumed
Working capital	1,189
Property and equipment	3,485
Customer relationship intangible assets	1,933
Other intangible assets	465
Total identifiable net assets acquired	7,072
Goodwill	1,894
Fair value allocated to net assets acquired	$8,966

GRR Acquisition

On March 10, 2017, the Company completed its acquisition (the “GRR Acquisition”) of Gregory Rockhouse Ranch, Inc. and certain other affiliated entities and assets (collectively, the “GRR Entities”). The GRR Entities provide water and water‑related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the northern Delaware Basin portion of the Permian Basin.

The total consideration for the GRR Acquisition was $59.6 million, with $53.0 million paid in cash, $1.1 million in assumed tax liabilities and $5.5 million paid to the sellers in shares of Class A Common Stock valued at $20.00 per share. The Company funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Company’s Previous Credit Facility. For the year ended December 31, 2017, the Company expensed $1.0 million of transaction-related costs, which are included in selling, general and administrative expenses within the consolidated statements of operations. The GRR Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired by $12.0 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies related to the

Company’s comprehensive water solutions strategy that is expected to arise from the GRR Acquisition and was attributable to the Company’s Water Solutions segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Solutions segment. The acquired goodwill is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$53,032
Class A Common Stock (274,998 shares)	5,500
Assumed liabilities	1,106
Total consideration transferred	59,638
Less: identifiable assets acquired and liabilities assumed
Working capital	7,728
Property and equipment	13,225
Customer relationship intangible assets	21,484
Other intangible assets	5,152
Total identifiable net assets acquired	47,589
Goodwill	12,049
Fair value allocated to net assets acquired	$59,638

The following unaudited consolidated pro forma information is presented as if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred on January 1, 2016 and the Pro Well Acquisition had occurred on January 1, 2017:

	Pro Forma
	Year ended December 31,
	2018	2017	2016
		(unaudited)
		(in thousands)
Revenue	$1,536,524	$1,270,736	$698,778

Net income (loss)	$56,269	(13,079)	(372,397)
Less: net (income) loss attributable to noncontrolling interests(1)	(18,432)	5,299	152,930
Net income (loss) attributable to Select Energy Services, Inc.(1)	$37,837	$(7,780)	$(219,467)

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

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016 and other related pro forma adjustments.

The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Rockwater Merger, the Resource Water Acquisition or the GRR Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred as of January 1, 2016 or of future operating performance.

NOTE 4—REVENUE

Effective for the year ended December 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective adoption method. There was no impact on the consolidated financial statements and no cumulative effect adjustment was recognized. Although most revenue recognition is governed by the new standard, the accommodations and rentals revenue continued to be guided by ASC 840 - Leases, discussed further below. The core principle of Topic 606 is that revenue is recognized when goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services.

ASU 2014-09 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that we will collect the consideration the Company are entitled to in exchange for the goods or services the Company transfers to the customer.

The Company elected practical expedients (i) not to access whether immaterial promised goods or services are performance obligations, (ii) not to provide disclosures on remaining performance obligations for contracts that have an original expected duration of one year or less and (iii) to exclude transaction price taxes assessed by governmental authorities as revenue.

The following factors are applicable to all three of the Company’s segments during the years ended December 31, 2018, 2017, and 2016:

• The vast majority of customer agreements are short-term, lasting less than one year.

• Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.

• Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the products delivered to date.

• Contract terminations before the end of the agreement are rare.
• Sales returns are rare and no sales return assets have been recognized on the balance sheet.
• There are no volume discounts.
• There are no service-type warranties.
• There is no long-term customer financing.

In the Water Solutions and Wellsite Services segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their jobsites. As a multi-jobsite organization, contract terms, including pricing for the Company’s services, are negotiated on a jobsite level on a per-job basis. Most jobs completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for doubtful accounts. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization is factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of December 31, 2018, the Company had no contracts in process lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for doubtful accounts. Customer returns are rare and immaterial and there were no in-process customer agreements at December 31, 2018 lasting greater than on year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than one month and as of December 31, 2018, no rental agreements lasted more than a year.

NOTE 5—EXIT AND DISPOSAL ACTIVITIES

Due to a reduction in oil and gas industry activity that began in 2014, the Company decided during the year ended December 31, 2016 to close 15 facilities and consolidate operations for the purpose of improving operating efficiencies. In addition, the Company decided to consolidate or close additional facilities following consummation of the Rockwater Merger. With the subsequent rebound in the oil and gas industry, the Company expects to ramp up operations in some areas while continuing to evaluate consolidating operations in others. During the years ended December 31, 2018 and 2017, the Company recorded $3.9 million and $3.6 million, respectively, of charges related to exit and disposal activities. These costs are included in lease abandonment costs in the consolidated statements of operations. Additionally, during the year ended December 31, 2017, we reclassified $0.2 million of deferred rent related to accrued lease obligations related to exited facilities. The Company had a remaining balance of $18.8 million, inclusive of a short-term balance of $2.1 million in accrued expenses and other current liabilities, as of December 31, 2018, related to accrued lease obligations and terminations at exited facilities within its Water Solutions segment. The Company will continue to make non-cancelable lease payments for related facilities through the year ended 2027. The Company’s abandonment of these facilities is not a part of a formalized exit plan. The changes in the abandoned lease obligations for the years ended December 31, 2018 and 2017 are as follows:

				Acquired abandoned
		Provision during the	Usage during the	lease obligations
	Balance as of	year ended	year ended	during the year ended	Balance as of
	December 31, 2017	December 31, 2018	December 31, 2018	December 31, 2018	December 31, 2018
	(in thousands)
Lease obligations and terminations	$21,350	$3,925	$7,795	$—	$17,480
Reclassification of deferred rent	1,254				1,332
Total	$22,604				$18,812

				Acquired abandoned
		Provision during the	Usage during the	lease obligations
	Balance as of	year ended	year ended	during the year ended	Balance as of
	December 31, 2016	December 31, 2017	December 31, 2017	December 31, 2017	December 31, 2017
	(in thousands)
Lease obligations and terminations	$18,000	$3,572	$2,761	$2,539	$21,350
Reclassification of deferred rent	1,069				1,254
Total	$19,069				$22,604

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2018	2017
	(in thousands)
Raw materials	$15,219	$11,462
Finished goods	28,540	29,674
Materials and supplies	1,233	3,462
	$44,992	$44,598

During the year ended December 31, 2018, the Company recorded charges to the reserve for excess and obsolete inventory for $0.4 million, which were recognized within costs of revenue on the accompanying consolidated statements of operations. No charges were recorded during the year ended December 31, 2017. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(in thousands)
Land	$17,799	$15,286
Buildings and leasehold improvements	106,626	99,222
Vehicles and equipment	83,435	70,537
Vehicles and equipment - capital lease	1,833	2,810
Machinery and equipment	758,528	716,064
Machinery and equipment - capital lease	532	900
Computer equipment and software	15,775	12,822
Computer equipment and software - capital lease	356	—
Office furniture and equipment	4,612	4,320
Disposal wells	64,038	67,805
Other	497	497
Construction in progress	60,347	44,732
	1,114,378	1,034,995
Less accumulated depreciation	(611,530)	(560,886)
Total property and equipment, net	$502,848	$474,109

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Solutions segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals.

During the years ended December 31, 2018 and 2017, depreciation expense was $120.4 million and $92.6 million, respectively.

As a result of the Rockwater Merger, the Company acquired various capital leases for certain vehicles, machinery and equipment that expire at various dates during the next five years. Depreciation of assets held under capital leases for the years ended December 31, 2018 and 2017 was $1.3 million and $0.2 million, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test in the fourth quarter of 2018. This resulted in $12.7 million of goodwill impairment on our Oilfield Chemicals segment using income and market valuation techniques. This also resulted in $5.2 million of goodwill impairment in connection with the Affirm subsidiary as the estimated fair value was not adequate to fully cover its carrying value using a cost valuation technique. The annual impairment tests are based on Level 3 inputs (see Note 12). The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are as follows:

	Water	Oilfield	Wellsite
	Solutions	Chemicals	Services	Total
	(in thousands)
Balance as of December 31, 2016	$—	$—	$12,242	$12,242
Additions	245,542	15,637	—	261,179
Balance as of December 31, 2017	245,542	15,637	12,242	273,421
Additions	982	—	—	982
Impairment	—	(12,652)	(5,242)	(17,894)
Measurement period adjustments(1)	20,277	(2,985)	—	17,292
Balance as of December 31, 2018	$266,801	$—	$7,000	$273,801

(1) See Note 3―Acquisitions for additional information.

The components of other intangible assets as of December 31, 2018 and 2017 are as follows:

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$171,245	$66,402	$104,843	$169,250	$57,836	$111,414
Patents	10,110	1,417	8,693	10,109	414	9,695
Other	7,234	2,866	4,368	9,423	3,182	6,241
Total definite-lived	188,589	70,685	117,904	188,782	61,432	127,350
Indefinite-lived
Water rights	7,031	—	7,031	5,281	—	5,281
Trademarks	23,442	—	23,442	23,435	—	23,435
Total indefinite-lived	30,473	—	30,473	28,716	—	28,716

Total other intangible assets	$219,062	$70,685	$148,377	$217,498	$61,432	$156,066

During the year ended December 31, 2018, the Company added $3.0 million of customer relationships and $1.8 million of water rights. During the year ended December 31, 2017, the Company added $112.4 million in customer relationships, $9.7 million of patents, $5.9 million of other definite-lived intangibles assets, $3.7 million of water rights and $23.4 million of trademarks. The weighted average amortization period for customer relationships, patents and other definite-lived intangible assets as of December 31, 2018 was 11.7 years, 8.7 years and 2.3 years, respectively.

The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years. Amortization expense of $13.1 million, $10.7 million and $8.7 million was recorded for the years ended December 31,

2018, 2017 and 2016, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$11,855
2020	11,561
2021	10,378
2022	10,163
2023	10,092
Thereafter	63,855

NOTE 9—DEBT

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

The Company had $45.0 million and $75.0 million outstanding under the Credit Agreement as of December 31, 2018 and 2017, respectively. The weighted average interest rate of outstanding borrowings under the Credit Agreement was 4.256% and 3.319% as of December 31, 2018 and 2017, respectively. As of  December 31, 2018 and 2017, the borrowing base under the Credit Agreement was $270.5 million and $261.1 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $20.8 million and $19.8 million as of December 31, 2018 and 2017, respectively. The Company’s letters of credit have a variable interest rate between

1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $204.7 million at December 31, 2018.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2018 and 2017 were $2.6 million and $3.3 million, respectively. As the debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet. In connection with the entry into the Credit Agreement in 2017, the Company incurred $3.4 million of debt issuance costs during the year ended December 31, 2017. In connection with amending its Previous Credit Facility, the Company incurred $4.5 million of debt issuance costs during the year ended December 31, 2016. The Company wrote off unamortized debt issuance cost related to its Previous Credit Facility of $2.9 million in connection with entry into the Credit Agreement during the year ended December 31, 2017. Amortization expense related to debt issuance costs were $0.7 million, $4.0 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company was in compliance with all debt covenants as of December 31, 2018.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating and capital leases

The Company is party to non‑cancelable leases for operating locations, equipment and office space. The Company also has capital leases for trucks, trailers and equipment. Many lease agreements include extension options.  Rent under the operating lease agreements is recognized ratably over the lease term. Total expenses incurred under these operating lease agreements for the years ended December 31, 2018, 2017 and 2016 was $57.7 million, $19.2 million and $21.6 million, respectively. In January 2016 the Company bought out vehicle operating leases at a total purchase price of $16.2 million.

The Company has the following operating and capital lease commitments under non‑cancelable lease terms as of December 31, 2018:

Year Ending December 31,	Operating Leases(1) (2)	Capital Leases	Total
	(in thousands)
2019	$33,377	$1,079	$34,456
2020	21,015	208	21,223
2021	16,123	82	16,205
2022	12,296	—	12,296
2023	9,643	—	9,643
Thereafter	40,991	—	40,991
Total minimum lease payments	$133,445	1,369	$134,814
Less: imputed interest of 5.9%		(81)
Present value of net minimum capital lease payments		1,288
Less: current portion of capital lease obligations		(1,015)
Present value of long-term portion of capital lease obligations		$273

(1)

The Company’s operating lease commitments under non‑cancelable lease terms as of December 31, 2018 include $37.9  million of lease payments related to facilities that are included within the accrual for exit and disposal activities. Refer to Note 5—Exit and Disposal Activities for further discussion.

(2)	This table excludes non-cancelable sublease income of $1.4 million, $0.9 million and $0.1 million during the years ended 2019, 2020 and 2021, respectively.

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

NOTE 11—EQUITY‑BASED COMPENSATION

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

On July 18, 2017, the Select Inc. board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarifies the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater Merger) and allowed for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater Merger. The Company’s consenting stockholders, who hold a majority of the outstanding common stock of the Company, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Rockwater Merger.

The maximum number of shares initially reserved for issuance under the 2016 Plan was 5,400,400 shares of Class A Common Stock, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. Stock options are granted with terms not to exceed ten years. After giving effect to the Equity Plan Amendment, the maximum number of shares of Class A Common Stock reserved for issuance under the 2016 Plan is equal to (i) 5,400,400 shares plus (ii) 1,011,087 shares that became available on account of the assumption of the Rockwater Equity Plan, subject to adjustment in the event of recapitalization or reorganization, or related to forfeitures or the expiration of awards. The maximum number of shares described in the preceding sentence does not include 2,879,112 shares of Class A Common Stock related to substitute awards granted under the 2016 Plan following the conversion of outstanding equity awards originally granted under the Rockwater Equity Plan in accordance with the Merger Agreement. Consequently, the maximum number of awards that can be granted under the 2016 Plan is 9,290,199 shares.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. Prior to the IPO, the Company historically valued Class A Common Stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. This fair value measurement relied on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards granted during the years ended December 31, 2017 and 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were either granted in exchange for the cancellation of outstanding options granted under the 2011 Plan or the Rockwater Equity Plan, as applicable, that were fully vested and exercisable prior to such cancellation.

The Company utilized the Monte Carlo simulation model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

The table below presents the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2018 and 2017, respectively. The weighted‑average grant date fair value of stock options granted was $8.98 and $7.85 for the years ended December 31, 2018 and 2017, respectively.

	For the year ended December 31,
	2018	2017
Underlying equity	$20.50	$20.00
Strike price	$20.50 - 30.75	$20.00
Dividend yield (%)	0.0%	0.0%
Risk-free rate (%)	2.3%	2.0 - 2.7%
Volatility (%)	50.0%	46.6 - 46.8%
Expected term (years)	10.0	4.0 - 6.0

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2018 is as follows:

	For the year ended December 31, 2018
				Weighted-average
		Weighted-average	Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,495,935	$7.65	$14.12	5.1	$16,368
Granted	584,846	8.98	26.02
Exercised	(79,333)	9.41	8.12		493
Forfeited	(95,380)	6.88	14.41
Expired	(40,390)	1.67	17.32
Ending balance, outstanding	3,865,678	$7.95	$16.00	4.9	$19
Ending balance, exercisable	3,031,407	$7.61	$14.29	3.8	$19
Non-vested at end of period	834,271	N/A	$22.23

(a)Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $6.32 and $18.24 as of December 31, 2018 and 2017, respectively.

The Company recognized $5.2 million, $1.9 million and $0.3 million of compensation expense related to stock options during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $4.7 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $4.3 million and $0.5 million related to the restricted stock awards and restricted stock units for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $5.7 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards and restricted stock units.  During 2018 and 2017, the Company paid $0.9 million and $0.3 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligation on vested shares.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2018 is as follows:

o
	For the year ended December 31, 2018
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Non-vested at December 31, 2017	299,801	$16.36
Granted	438,182	19.52
Vested	(191,400)	16.36
Forfeited	(49,638)	17.62
Non-vested at December 31, 2018	496,945	$19.02

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2018 is as follows:

	For the year ended December 31, 2018
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at December 31, 2017	30,360	$19.88
Granted	—	—
Vested	(27,860)	19.96
Non-vested at December 31, 2018	2,500	$19.00

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

The grant date fair value of PSUs issued during 2018 was $5.9 million. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.5 million related to the PSUs for the year ended December 31, 2018.

As of December 31, 2018, the fair value of outstanding PSUs issued was $1.6 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $1.1 million and is expected to be recognized over a weighted-average period of 2.0 years as of December 31, 2018.

The following table summarizes the information about the performance share units outstanding at December 31, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period

2018	—	280,021	—	(24,657)	255,364

Total	—	280,021	—	(24,657)	255,364

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

During the year ended December 31, 2018, the Company recognized stock compensation expense of $0.4 million related to the stock-settled incentive awards. The unrecognized compensation cost related to our unvested stock-

settled incentive awards is estimated to be $0.8 million and is expected to be recognized over approximately 17 months as of December 31, 2018.

The following table summarizes the information about the stock-settled incentive awards outstanding at December 31, 2018:

		Award Value
	Value at Target	Being Recognized
Non-vested at December 31, 2017	$—	$—
Granted during 2018	3,871	1,479
Forfeited during 2018	(724)	(277)
Non-vested at December 31, 2018	$3,147	$1,202

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

The following table summarizes ESPP activity (in thousands, except shares):

For the year ended December 31, 2018
Cash received for shares issued	$117
Shares issued	9,793

Phantom unit awards

The Company’s phantom unit awards were cash-settled awards that were contingent upon meeting certain equity returns and a liquidation event. The settlement amount was based on the fair market value of a share of the Company’s Class A common stock on the date of completion of the IPO, which constituted a liquidation event with respect to such phantom unit awards. As a result of the cash-settlement feature of these awards, the Company considered these awards to be liability awards, which were measured at fair value at each reporting date and the pro rata vested portion of the award was recognized as a liability to the extent that the performance condition was deemed probable. On May 5, 2017, the Company settled its outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of its IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of the Company’s Class A common stock on the date of the IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53, before employer taxes. The Company recognized compensation expense of $7.8 million for the year ended 2017 related to the settlement of its phantom unit awards. No compensation expense was recognized in 2016 due to the non-occurrence of the performance condition, which was not considered probable.

Share-repurchases

During 2018, the Company repurchased 1,703,651 shares in the open market and repurchased 62,777 shares in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. This was accounted for as a decrease to paid in-capital of $17.1 million and a decrease to Class A common stock of approximately $18,000.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2018, 2017 and 2016.

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

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2018, 2017 and 2016.

The following table presents information about the Company’s assets measured at fair value on a non‑recurring basis for the years ended December 31, 2018, 2017 and 2016.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)
Year Ended December 31, 2018
Goodwill	$—	$—	$7,000	$24,894	$17,894
Cost-Method Investment	—	—	500	2,500	2,000
Fixed Assets	—	—	10,262	16,919	6,657
Year Ended December 31, 2017	$—	$—	$—	$—	$—
Year Ended December 31, 2016
Goodwill	$—	$—	$—	$138,529	$138,529
Intangible Assets	—	—	—	137	137
Fixed Assets	—	—	23,188	83,214	60,026

(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at December 31, 2018 and 2017 due to the short‑term maturity of these instruments. The carrying value of debt as of December 31, 2018 and 2017 approximates fair value due to variable market rates of interest. The fair value of debt at December 31, 2018 and 2017, which is a Level 3 measurement, is estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The consideration transferred and the purchase price allocation of identified assets acquired and liabilities assumed related to the Pro Well Acquisition, Rockwater Merger, Resource Water Acquisition and GRR Acquisition were based on the Company’s estimate of fair value utilizing Level 3 inputs at the date of acquisition. Refer to Note 3 – Acquisitions for further discussion.

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

During the year ended December 31, 2018, sales to related parties were $8.3 million and purchases from related party vendors were $16.7 million. These purchases consisted of $4.7 million relating to purchases of property and equipment, $0.3 million relating to inventory and consumables, $10.3 million relating to the rental of certain equipment or other services used in operations and $1.4 million relating to management, consulting and other services.

During the year ended December 31, 2017, sales to related parties were $9.0 million and purchases from related party vendors were $10.4 million. These purchases consisted of $3.8 million relating to purchases of property and equipment, $0.3 million relating to inventory and consumables, $2.7 million relating to the rental of certain equipment or other services used in operations and $3.6 million relating to management, consulting and other services.

During the year ended December 31, 2016, sales to related parties were $1.2 million and purchases from related party vendors were $4.3 million. These purchases consisted of $1.0 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $1.1 million relating to the rental of certain equipment or other services used in operations and $2.0 million relating to management, consulting and other services.

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

The Company’s effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 3.0%, 2.4% and 0.2% respectively. The effective tax rates for the years ended December 31, 2018 and 2017 differ from the statutory rate of 21% and 35%, respectively, due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

The Company recorded income tax expense (benefit) of $1.7 million, $(0.9) million and $(0.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The components of the federal and state income tax expense (benefit) are summarized as follows:

	For the year ended
	December 31,
	2018	2017	2016
	(in thousands)
Current tax (benefit) expense
Federal income tax	$1,073	$(338)	$—
State and local income tax	1,077	(77)	275
Foreign income tax	—	—	—
Total current (benefit) expense	2,150	(415)	275
Deferred tax (benefit) expense
Federal income tax	(20)	(422)	(841)
State and local income tax	(426)	(14)	42
Foreign income tax	—	—	—
Total deferred benefit	(446)	(436)	(799)
Total income tax (benefit) provision	$1,704	$(851)	$(524)
Tax (benefit) expense attributable to controlling interests	$1,425	$(405)	$(179)
Tax benefit attributable to noncontrolling interests	279	(446)	(345)
Total income tax (benefit) provision	$1,704	$(851)	$(524)

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2018 and 35% for 2017:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Provision calculated at federal statutory income tax rate:
Income (loss) before taxes	$56,003	$(35,978)	$(314,472)
Statutory rate	21%	35%	35%
Income tax expense (benefit) computed at statutory rate	11,761	(12,592)	(110,065)
Less: noncontrolling interests	(3,735)	6,409	109,230
Income tax expense (benefit) attributable to controlling interests	8,026	(6,183)	(835)
State and local income taxes, net of federal benefit	515	(91)	317
Change in enacted tax rate	—	39,166	—
Other	580	—	—
Change in valuation allowance	(7,696)	(33,297)	339
Income tax expense (benefit) attributable to controlling interests	1,425	(405)	(179)
Income tax expense (benefit) attributable to noncontrolling interests	279	(446)	(345)
Total income tax expense (benefit)	$1,704	$(851)	$(524)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2018, 2017 and 2016, the Company had net deferred tax liabilities of $0.1 million,  $0.6 million and $0.6 million, respectively, which are recorded in other long‑term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$38,739	$37,931
Net operating losses	45,927	35,243
Credits and other carryforwards	1,679	863
Property and equipment	150	—
Intangible assets	1,284	1,218
Stock compensation	—	2,557
Other	468	1,340
Total deferred tax assets before valuation allowance	88,247	79,152
Valuation allowance	(88,247)	(75,886)
Total deferred tax assets	—	3,266
Deferred tax liabilities
Property and equipment	—	3,286
Other	123	549
Total deferred tax liabilities	123	3,835
Net deferred tax liabilities	$(123)	$(569)

For the year ended December 31, 2018, the Company recorded an increase in valuation allowance of $12.4 million against certain deferred tax assets.

The Company has assessed the future potential to realize these deferred tax assets and has concluded it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations of the future. As a result, the Company has not recorded a liability for the effect of any associated Tax Receivable

Agreement liabilities as the liability is based on the actual cash tax savings, which are not considered probable as of December 31, 2018. See Note 13—Related Party Transactions for further discussion of the Tax Receivable Agreements.

The U.S. federal income tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. As of December 31, 2018, the Company has completed our accounting for the tax effects of the Tax Cuts and Jobs Act (TCJA). During the year ended December 31, 2017, the Company recognized the reasonably estimated (i) effects on our existing deferred tax balances and (ii) one-time transition tax. During the year ended December 31, 2018, the Company finalized the accounting for of the Tax Act. The Company incurred $0.6 million in incremental income tax expense from transitioning to the TCJA.

As of December 31, 2018, the Company and certain corporate subsidiaries of SES Holdings had approximately $172.5 million of U.S. federal net operating loss carryforwards (“NOLs”), which will begin to expire in 2031, approximately $84.5 million of state NOLs which will begin to expire in 2023, and approximately $18.0 million of foreign NOLs, which will begin to expire in 2037.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2018 and 2017 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

Separate federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. Select Inc. and SES Holdings are not currently under any income tax examinations.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

•	Noncontrolling interests attributable to joint ventures formed for water-related services.
•	Noncontrolling interests attributable to holders of Class B shares.

	As of December 31,
	2018	2017
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$3,273	$5,722
Noncontrolling interests attributable to holders of Class B shares	274,566	401,000
Total noncontrolling interests	$277,839	$406,722

 For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the years ended December 31, 2018, 2017 and 2016, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$36,512	$(16,816)	$(307,524)
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in capital as a result of the contribution of proceeds from the IPO to SES Holdings, LLC in exchange for common units	—	(41,135)	—
Decrease in additional paid-in capital as a result of the contribution of proceeds from the Select 144A Offering to SES Holdings, LLC in exchange for common units	—	—	(218,712)
Increase in contributed capital due to purchase of noncontrolling interest	—	—	707
Decrease in additional paid-in capital as a result of the contribution of net assets acquired to SES Holdings, LLC in exchange for common units	—	(4,879)	—
Decrease in additional paid-in capital as a result of the contribution of net assets from the Rockwater Merger to SES Holdings, LLC in exchange for common units	—	(170,276)	—
Increase in additional paid-in capital as a result of stock option exercises	374	—	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,942	—	—
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	104	—	—
(Decrease) increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(576)	113	—
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B common stock) for shares of Class A common stock	146,865	—	—
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	15	—	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$185,236	$(232,993)	$(525,529)

NOTE 16—EARNINGS (LOSS) PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,706,159 shares are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2018 as the effect is antidilutive. All options representing the rights to purchase shares during 2017 were not included in the diluted loss per share calculation, because the assumed exercise of such options would have been antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the year ended December 31, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$54,299
Net income attributable to noncontrolling interests	(17,787)
Net income attributable to Select Energy Services, Inc. — basic	36,512	$35,720	$792	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	13	13	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	30	30	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$36,555	$35,763	$792	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		72,403,318	1,604,575	31,986,438
Dilutive effect of restricted stock		71,718	—	—
Dilutive effect of stock options		166,999	—	—
Dilutive effect of ESPP		112	—	—
Weighted-average shares of common stock outstanding — diluted		72,642,147	1,604,575	31,986,438
Earnings per share:
Basic		$0.49	$0.49	$—
Diluted		$0.49	$0.49	$—

	For the year ended December 31, 2017
	Select Energy Services, Inc.	Class A	Class A-1	Class A-2	Class B
Numerator:
Net loss	$(35,127)
Net loss attributable to noncontrolling interests	18,311
Net loss attributable to Select Energy Services, Inc. — basic	(16,816)	$(12,560)	$(3,691)	$(565)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(16,816)	$(12,560)	$(3,691)	$(565)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		24,612,853	7,233,973	1,106,605	38,768,156
Dilutive effect of restricted stock		—	—	—	—
Dilutive effect of stock options		—	—	—	—
Dilutive effect of ESPP		—	—	—	—
Weighted-average shares of common stock outstanding — diluted		24,612,853	7,233,973	1,106,605	38,768,156
Loss per share:
Basic		$(0.51)	$(0.51)	$(0.51)	$—
Diluted		$(0.51)	$(0.51)	$(0.51)	$—

	For the year ended December 31, 2016
	Select Energy Services, Inc.	Class A	Class A-1	Class A-2	Class B
Numerator:
Net loss	$(313,948)
Net loss attributable to Predecessor	306,481
Net loss attributable to noncontrolling interests	6,424
Net loss attributable to Select Energy Services, Inc. — basic	(1,043)	$(199)	$(844)	$—	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(1,043)	$(199)	$(844)	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		3,802,972	16,100,000	—	38,462,541
Dilutive effect of restricted stock		—	—	—	—
Dilutive effect of stock options		—	—	—	—
Dilutive effect of ESPP		—	—	—	—
Weighted-average shares of common stock outstanding — diluted		3,802,972	16,100,000	—	38,462,541
Loss per share:
Basic		$(0.05)	$(0.05)	$—	$—
Diluted		$(0.05)	$(0.05)	$—	$—

NOTE 17—SEGMENT INFORMATION

Select Inc. is an oilfield services company that provides solutions to the North American onshore oil and natural gas industry. The Company’s services are offered through three operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate. Each operating segment reflects a reportable segment led by separate managers that report directly to the Company’s CODM.

As a result of the Rockwater Merger, during the fourth quarter of 2017, the Company reorganized its reporting structure and aligned its segments and underlying businesses to execute on the strategies of the combined company.  The Company’s revised operating and reportable segments are Water Solutions, Oilfield Chemicals and Wellsite Services. Accordingly, prior period segment information has been retrospectively revised as of December 31, 2017.

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

Financial information by segment for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the year ended December 31, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$1,060,217	$113,667	$96,086	$148,303
Oilfield chemicals	260,281	(7,107)	10,496	10,832
Wellsite services	211,729	(6,283)	23,955	12,997
Eliminations	(3,297)	—	—	—
Income from operations		100,277
Corporate	—	(38,603)	3,176	—
Interest expense, net	—	(5,311)	—	—
Other income, net	—	(360)	—	—
	$1,528,930	$56,003	$133,713	$172,132

	For the year ended December 31, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$528,997	$17,424	$82,056	$87,123
Oilfield chemicals	41,586	663	2,040	3,063
Wellsite services	123,964	(6,527)	17,550	18,091
Eliminations	(2,056)	—	—	—
Income from operations		11,560
Corporate	—	(41,559)	1,803	—
Interest expense, net	—	(6,629)	—	—
Other income, net	—	650	—	—
	$692,491	$(35,978)	$103,449	$108,277

	For the year ended December 31, 2016
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water solutions	$241,766	$(282,019)	$81,051	$34,458
Oilfield chemicals	—	—	—	—
Wellsite services	61,461	(15,038)	16,056	1,868
Eliminations	(828)	—	—	—
Loss from operations		(297,057)
Corporate	—	(1,916)	—	—
Interest expense, net	—	(16,128)	—	—
Other income, net	—	629	—	—
	$302,399	$(314,472)	$97,107	$36,326

Total assets by segment as of December 31, 2018 and 2017 is as follows:

	As of December 31,
	2018	2017
	(in thousands)
Water solutions	$1,057,063	$994,159
Oilfield chemicals	173,762	186,333
Wellsite services	106,708	151,272
Corporate	23,072	24,604
	$1,360,605	$1,356,368

Revenue by groups of similar products and services are as follows:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Water sourcing and transfer(1)	$827,727	$371,352	$144,659
Well testing and flowback	223,817	90,075	37,582
Fluid hauling and disposal	94,189	84,616	59,214
Oilfield chemicals(2)	259,791	41,586	—
Accommodations and rentals	66,744	53,888	27,151
Wellsite completion and construction services	56,662	50,974	33,793
	$1,528,930	$692,491	$302,399

(1)	Includes water sourcing, water transfer, containment, water monitoring and water treatment and recycling services.
(2)	Includes completion and production chemicals.

In connection with the Rockwater Merger in November 2017, the Company expanded into Canada. The Company attributes revenue to the United States and Canada based on the location where services are performed or the destination of the products or equipment sold or rented. Long-lived assets consist of property and equipment and are attributed to the United States and Canada based on the physical location of the asset at the end of the period. The Company’s revenue attributed to the United States was $1,480.4 million or 96.8% and $680.9 million or 98.3% of total revenue during the years ended December 31, 2018 and 2017, respectively. The Company’s revenue attributed to Canada was $48.6 million or 3.2% and $11.6 million or 1.7% of total revenue during the years ended December 31, 2018 and 2017, respectively. The Company’s net long-lived assets attributed to the United States was $492.4 million or 97.9% and $451.7 million or 95.3% of total net long-lived assets as of December 31, 2018 and December 31, 2017, respectively. The Company’s net long-lived assets attributed to Canada was $10.5 million or 2.1% and $22.4 million or 4.7% of total net long-lived assets as of December 31, 2018 and December 31, 2017, respectively.

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenue	$376,395	$393,247	$396,970	$362,318
Gross profit (loss)	47,949	56,728	59,397	34,408
Income (loss) from operations	18,603	24,795	32,258	(13,982)
Net income (loss)	16,132	25,023	31,267	(18,123)
Net income (loss) attributable to Select Energy Services, Inc.	10,099	16,963	22,951	(13,501)
Net income (loss) per share attributable to common stockholders:
Class A-Basic & Diluted	$0.15	$0.24	$0.29	$(0.17)
Class A-1-Basic & Diluted	$—	$—	$—	$—
Class A-2-Basic & Diluted	$0.15	$—	$—	$—
Class B-Basic & Diluted	$—	$—	$—	$—

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenue	$99,925	$134,449	$153,880	$304,237
Gross profit (loss)	(242)	12,254	19,509	26,259
Income (loss) from operations	(12,508)	(11,909)	2,457	(8,039)
Net income (loss)	(12,280)	(10,490)	2,593	(14,950)
Net income (loss) attributable to Select Energy Services, Inc.	(4,172)	(4,216)	1,224	(9,652)
Net income (loss) per share attributable to common stockholders:
Class A-Basic & Diluted	$(0.21)	$(0.16)	$0.04	$(0.18)
Class A-1-Basic & Diluted	$(0.21)	$(0.16)	$—	$—
Class A-2-Basic & Diluted	$—	$—	$—	$(0.18)
Class B-Basic & Diluted	$—	$—	$—	$—

NOTE 19—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through March 1, 2019, the date these consolidated financial statements were available to be issued.

During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its Wellsite Services segment, including the operations of its Affirm subsidiary, its Canadian operations and its sand hauling business. As a result, the Company is currently evaluating its reportable segments with the possibility of making changes to how the Company previously reported.

On February 26, 2019, the Company closed on the sale of a portion of its Affirm subsidiary for a sales price of $11.2 million, subject to customary closing adjustments. The Company received proceeds of $11.0 million and expects to recognize a gain related to this sale.