Form 10-Q
period 2019-03-31
Select Energy Services, Inc.
filed 2019-05-08
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001‑38066

SELECT ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑4561945
(State of incorporation)	(IRS Employer Identification Number)

1233 W. Loop South, Suite 1400 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company.   Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	WTTR	New York Stock Exchange

As of May 6, 2019, the registrant had 79,979,465 shares of Class A common stock and 26,026,843 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the level of capital spending and access to capital markets by oil and gas companies;
•	trends and volatility in oil and gas prices;
•	demand for our services;
•

capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;

•	our ability to retain key management and employees;
•	our ability to hire and retain skilled labor;
•	regional impacts to our business, including our key infrastructure assets within the Bakken and northern Delaware formation of the Permian Basin;
•	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
•	our health, safety and environmental performance;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,683	$17,237
Accounts receivable trade, net of allowance for doubtful accounts of $5,580 and $5,329, respectively	347,703	341,711
Accounts receivable, related parties	1,634	1,119
Inventories	42,520	44,992
Prepaid expenses and other current assets	26,365	27,093
Total current assets	433,905	432,152
Property and equipment	1,071,777	1,114,378
Accumulated depreciation	(595,332)	(611,530)
Property and equipment held-for-sale, net	13,733	—
Total property and equipment, net	490,178	502,848
Right-of-use assets	72,341	—
Goodwill	266,934	273,801
Other intangible assets, net	145,408	148,377
Other assets	3,186	3,427
Total assets	$1,411,952	$1,360,605
Liabilities and Equity
Current liabilities
Accounts payable	$64,694	$53,847
Accrued accounts payable	48,162	62,536
Accounts payable and accrued expenses, related parties	7,375	5,056
Accrued salaries and benefits	25,666	22,113
Accrued insurance	13,359	14,849
Sales tax payable	2,530	5,820
Accrued expenses and other current liabilities	9,415	14,560
Current operating lease liabilities	21,959	—
Current portion of finance lease obligations	743	938
Total current liabilities	193,903	179,719
Long-term operating lease liabilities	70,641	16,752
Other long-term liabilities	7,295	8,361
Long-term debt	25,000	45,000
Total liabilities	296,839	249,832
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 79,998,292 shares issued and outstanding as of March 31, 2019; 350,000,000 shares authorized and 78,956,555 shares issued and outstanding as of December 31, 2018	800	790
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 26,026,843 shares issued and outstanding as of March 31, 2019; 150,000,000 shares authorized and 26,026,843 shares issued and outstanding as of December 31, 2018	260	260
Preferred stock, $0.01 par value; 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	818,556	813,599
Retained earnings	19,788	18,653
Accumulated other comprehensive deficit	(314)	(368)
Total stockholders’ equity	839,090	832,934
Noncontrolling interests	276,023	277,839
Total equity	1,115,113	1,110,773
Total liabilities and equity	$1,411,952	$1,360,605

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Water services	$220,595	$218,230
Water infrastructure	53,616	54,057
Oilfield chemicals	66,829	63,630
Other	21,606	40,478
Total revenue	362,646	376,395
Costs of revenue
Water services	163,121	164,630
Water infrastructure	41,430	40,096
Oilfield chemicals	59,527	57,084
Other	21,053	35,754
Depreciation and amortization	31,518	30,882
Total costs of revenue	316,649	328,446
Gross profit	45,997	47,949
Operating expenses
Selling, general and administrative	32,376	25,681
Depreciation and amortization	1,000	541
Impairment of goodwill	4,396	—
Impairment of property and equipment	519	—
Impairment of cost-method investment	—	2,000
Lease abandonment costs	1,073	1,124
Total operating expenses	39,364	29,346
Income from operations	6,633	18,603
Other income (expense)
Losses on sales of property and equipment, net	(4,491)	(554)
Interest expense, net	(1,093)	(1,151)
Foreign currency gain (loss), net	260	(400)
Other income, net	269	96
Income before income tax expense	1,578	16,594
Income tax expense	(178)	(462)
Net income	1,400	16,132
Less: net income attributable to noncontrolling interests	(265)	(6,033)
Net income attributable to Select Energy Services, Inc.	$1,135	$10,099

Net income per share attributable to common stockholders (Note 16):
Class A—Basic	$0.01	$0.15
Class A-1—Basic	$—	$—
Class A-2—Basic	$—	$0.15
Class B—Basic	$—	$—

Net income per share attributable to common stockholders (Note 16):
Class A—Diluted	$0.01	$0.15
Class A-1—Diluted	$—	$—
Class A-2—Diluted	$—	$0.15
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$1,400	$16,132
Other comprehensive income
Foreign currency translation adjustment, net of tax of $0	54	(259)
Net change in unrealized gain (loss)	54	(259)
Comprehensive income	1,454	15,873
Less: comprehensive income attributable to noncontrolling interests	(275)	(5,936)
Comprehensive income attributable to Select Energy Services, Inc.	$1,179	$9,937

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March  31, 2019 and 2018

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Loss)	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
ESPP shares issued	2,810	—	—	—	—	—	—	—	29	—	—	29	(2)	27
Equity-based compensation	—	—	—	—	—	—	—	—	3,154	—	—	3,154	1,025	4,179
Issuance of restricted shares	1,169,777	11	—	—	—	—	—	—	3,025	—	—	3,036	(3,036)	—
Exercise of restricted stock units	625	—	—	—	—	—	—	—	2	—	—	2	(2)	—
Repurchase of common stock	(125,786)	(1)		—	—	—	—	—	(1,244)	—	—	(1,245)	29	(1,216)
Restricted shares forfeited	(5,689)	—	—	—	—	—	—	—	(15)	—	—	(15)	15	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(121)	(121)
NCI income tax adjustment	—	—	—	—	—	—	—	—	6	—	—	6	(6)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	54	54	17	71
Net income	—	—	—	—	—	—	—	—	—	1,135	—	1,135	265	1,400
Balance as of March 31, 2019	79,998,292	$800	—	$—	26,026,843	$260	—	$—	$818,556	$19,788	$(314)	$839,090	$276,023	$1,115,113

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,542	—	—	1,542	939	2,481
Issuance of restricted shares	331,389	3	—	—	—	—	—	—	1,421	—	—	1,424	(1,424)	—
Exercise of restricted stock units	27,235	—	—	—	—	—	—	—	2	—	—	2	(2)	—
Stock options exercised	19,398	—	—	—	—	—	—	—	81	—	—	81	49	130
Repurchase of common stock	(15,234)	—	(6)	—	—	—	—	—	(222)	—	—	(222)	(42)	(264)
Restricted shares forfeited	(18,640)	—	—	—	—	—	—	—	(70)	—	—	(70)	70	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(161)	(161)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(259)	(259)	(158)	(417)
Net income	—	—	—	—	—	—	—	—	—	10,099	—	10,099	6,033	16,132
Balance as of March 31, 2018	66,258,163	$662	—	$—	40,331,989	$404	—	$—	$675,895	$(7,760)	$43	$669,244	$412,026	$1,081,270

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,400	$16,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	32,518	31,423
Net (gain) loss on disposal of property and equipment	(223)	554
Bad debt expense	732	485
Amortization of debt issuance costs	172	172
Inventory write-down	75	266
Equity-based compensation	4,179	2,481
Impairment of goodwill	4,396	—
Impairment of property and equipment	519	—
Impairment of cost-method investment	—	2,000
Loss on divestitures	4,714	—
Other operating items, net	(270)	117
Changes in operating assets and liabilities
Accounts receivable	(17,390)	(33,691)
Prepaid expenses and other assets	1,706	(1,283)
Accounts payable and accrued liabilities	4,059	16,549
Net cash provided by operating activities	36,587	35,205
Cash flows from investing activities
Working capital settlement	691	—
Proceeds received from divestitures	15,957	—
Purchase of property and equipment	(36,510)	(32,612)
Proceeds received from sale of property and equipment	3,209	1,609
Net cash used in investing activities	(16,653)	(31,003)
Cash flows from financing activities
Borrowings from revolving line of credit	5,000	—
Payments on long-term debt	(25,000)	—
Payments of finance lease obligations	(285)	(511)
Proceeds from share issuance	27	130
Distributions to noncontrolling interests, net	(121)	(161)
Repurchase of common stock	(1,216)	(264)
Net cash used in financing activities	(21,595)	(806)
Effect of exchange rate changes on cash	107	(53)
Net (decrease) increase in cash and cash equivalents	(1,554)	3,343
Cash and cash equivalents, beginning of period	17,237	2,774
Cash and cash equivalents, end of period	$15,683	$6,117
Supplemental cash flow disclosure:
Cash paid for interest	$1,283	$991
Cash (refunds received) paid for income taxes	$(365)	$344
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$13,044	$9,632

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

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre‑frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water‑related services that support oil and gas well completion and production activities, including monitoring, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines water-management services with the ability to develop and provide related chemical products.

Select 144A Offering and Initial Public Offering.  On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A-1 common stock, par value $0.01 per share (“Class A-1 Common Stock”) at an offering price of $20.00 per share. In conjunction with the Select 144A Offering, SES Holdings’ then existing Class A and Class B units were converted into a single class of common units (the “SES Holdings LLC Units”). SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. Upon the effectiveness of a shelf registration statement registering such shares for resale on June 13, 2017, all shares of Class A-1 Common Stock converted into shares of Class A Common Stock on a one-for-one basis.

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

2017 Business Combinations:  The Company completed three business combinations during 2017 that significantly increased its size. On March 10, 2017, the Company completed the acquisition of Gregory Rockhouse Ranch, Inc. (the “GRR Acquisition”) and certain other affiliated entities and assets (collectively, the “GRR Entities”) for consideration of $59.6 million. On September 15, 2017, the Company completed the acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”) for $9.0 million. Additionally, on November 1, 2017, the Company completed its merger (the “Rockwater Merger”) with Rockwater Energy Solutions, Inc. (“Rockwater”) in which the Company combined with Rockwater for total consideration of $620.2 million.

Basis of presentation:  The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with GAAP.

This Form 10-Q relates to the three months ended March 31, 2019 (the “Current Quarter”) and the three months ended March 31, 2018 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 1, 2019, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority‑owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of March  31, 2019, the Company had one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

Segment reporting:  The Company has three operating and reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its Wellsite Services segment, including the operations of its subsidiary Affirm Oilfield Services, LLC (“Affirm”), its Canadian operations and its sand hauling business. As a result, the Company reevaluated its segment structure and changed its reportable segments to Water Services, Water Infrastructure, and Oilfield Chemicals.

The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing,  fluids hauling, containment, and water treatment and monitoring. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the Wellsite Services segment.

The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells.

The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States.

The results of our remaining service lines that were previously a part of the Wellsite Services segment including the operations of our Affirm subsidiary,  our Canadian operations and our sand hauling business are combined in the  “Other” category.

The unaudited interim consolidated financial statements in this report reflect our new segment structure, and the statement of operations, statement of comprehensive income and statement of cash flows for the three months ended March 31, 2018 have been restated to reflect our new segment structure.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies:  The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2018, included in the Company’s most recent Annual Report on Form 10-K. With the exception of the adoption of the new lease standard discussed in Note 5, there have been no significant changes in such policies or the application of such policies during the Current Quarter.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long‑lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, inventory, income taxes, self‑insurance liabilities, share‑based compensation and contingent liabilities. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to 16 disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2019
(in thousands)
Balance at beginning of year	$1,898
Accretion expense, included in depreciation and amortization expense	28
Change in estimate	—
Divestitures	(61)
Balance at end of period	$1,865

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2019 and as of December 31, 2018, respectively.

Recent accounting pronouncements:  In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements. Based on the original guidance in ASU 2016-02, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. The Company elected to recognize its lease assets and liabilities on a prospective basis, beginning on January 1, 2019, using the modified retrospective transition method. Additionally, the Company elected practical expedients to (i) exclude right-of-use assets and lease liabilities for short-term leases, (ii) elected to treat lease and non-lease components as a single lease component, (iii) grandfathered its current accounting for land easements that commenced before January 1, 2019, and (iv) used the package of practical expedients to retain prior lease classification, prior treatment of initial direct costs and prior determination of whether a contract constituted a lease. See Note 5—Leases for additional information.

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

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

Pro Well Acquisition

On November 20, 2018, the Company acquired Pro Well Testing and Wireline, Inc. with an initial payment of $12.4 million, funded with cash on hand (the “Pro Well Acquisition”). During March 2019, upon final settlement, the purchase price was revised to $11.8 million.

This acquisition expands the Company’s flowback footprint into New Mexico and adds new strategic customers. The Pro Well Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.1 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to expanding the Company’s flowback footprint into New Mexico and adding new strategic customers. The assets acquired, liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Services segment. The goodwill acquired is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$11,754
Total consideration transferred	11,754
Less: identifiable assets acquired and liabilities assumed
Working capital	1,051
Property and equipment	6,588
Customer relationship intangible assets	3,000
Total identifiable net assets acquired	10,639
Goodwill	1,115
Fair value allocated to net assets acquired	$11,754

Affirm Crane Business Sale

On February 26, 2019, the Company closed on the sale of a portion of its Affirm subsidiary that focused on crane operations for a sales price of $11.2 million, with $11.0 million of proceeds received. No gain or loss was recognized and goodwill was reduced by $2.6 million. During 2018, the Affirm crane operations comprised approximately 20% of total Affirm revenue earned during 2018. The sale included property and equipment with a net book value of $6.2 million, working capital, and the assignment of employees, obligations and contracts to the buyer.

Canadian Operations Divestiture

On March 19, 2019, the Company closed on the sale of a portion of its Canadian operations for a base sales price of $5.8 million with a future adjustment for target working capital. The initial transaction resulted in a $4.7 million loss. The Canadian operations sold comprised approximately 80% of total 2018 Canadian revenue. The sale included property and equipment with a net book value of approximately $5.0 million, working capital, and the assignment of employees, obligations and contracts to the buyer.

NOTE 4—REVENUE

Effective for the year ended December 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective adoption method. There was no impact on the consolidated financial statements and no cumulative effect adjustment was recognized. Although most revenue recognition is governed by the new standard, the accommodations and rentals revenue continued to be guided by ASC 842 - Leases, discussed further below. The core principle of Topic 606 is that revenue is recognized when goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services.

ASU 2014-09 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that we will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer.

The Company elected practical expedients (i) not to access whether immaterial promised goods or services are performance obligations, (ii) not to provide disclosures on remaining performance obligations for contracts that have an original expected duration of one year or less and (iii) to exclude transaction price taxes assessed by governmental authorities as revenue.

The following factors are applicable to all three of the Company’s segments for the first quarter of 2019 and 2018, respectively:

•	The vast majority of customer agreements are short-term, lasting less than one year
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

•	Contract terminations before the end of the agreement are rare
•	Sales returns are rare and no sales return assets have been recognized on the balance sheet
•	There are no volume discounts
•	There are no service-type warranties
•	There is no long-term customer financing

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for doubtful accounts. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of March 31, 2019, the Company had no contracts in process lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for doubtful accounts. Customer returns are rare and immaterial and there were no in-process customer agreements at March 31, 2019 lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than one month and as of March 31, 2019, no rental agreements lasted more than a year.

NOTE 5—LEASES

At March 31, 2019, the Company was the lessee for approximately 720 operating leases, approximately 15 subleases, approximately 80 finance leases and is the lessor for four owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. In addition to normal lease activity, the Affirm and Canadian divestitures occurring in the quarter included the assignment of leases to the buyers. The assigned leases impacted expenses during the quarter but were not included in the March 31, 2019 balance sheet.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back office functions. The Company has determined that it is reasonably certain to exercise future renewal options for approximately three facility leases that it is committed to renewing following 2019 expirations as well as for the corporate office building in Gainesville, Texas. The majority of the Company’s long-term lease expenses are at fixed prices.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases including month-to-month agreements that continue in perpetuity until the lessor or the Company terminates the lease agreement. Due to the volatility of the price of a barrel of oil and the short-term nature of the Company’s jobs, the Company has determined that no short-term leases with indefinite renewals are reasonably certain to last more than a year into the future. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate based on what it would pay to borrow on a collateralized basis, over a similar term based on information available at lease commencement.

The Company previously had an $18.8 million lease obligation associated with certain exit and disposal activities in connection with approximately 17 abandoned facility leases at December 31, 2018. Upon adopting the new lease standard, the former exit-disposal cease use liability was reclassified and factored into the initial right-of-use (“ROU”) asset impairment calculation.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	As of March 31, 2019
		(in thousands)
Assets
ROU Assets(1)	Long-term right-of-use assets	$72,341
Finance lease assets(2)	Property and equipment	1,066
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$21,959
Operating lease liabilities ― LT	Long-term operating lease liabilities	70,641
Finance lease liabilities ― ST	Current portion of finance lease obligations	743
Finance lease liabilities ― LT	Other long term liabilities	122

(1)	Net of impairment of $17.9 million.
(2)	Net of accumulated amortization of $1.3 million.

Statements of Operations and Cash Flows	Classification	As of March 31, 2019
		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$8,059
Lease abandonment costs	Lease abandonment costs	1,073

Short-term agreements:	Cost of revenue	$22,898

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$214
Interest on lease liabilities	Interest expense, net	4

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$373
Lessor income	Cost of sales	111

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$8,351
Cash paid for finance leases lease interest	Operating cash flows	4
Cash paid for finance leases	Financing cash flows	285

Long Term and Discount Rate	As of March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.5
Finance leases	1.2
Weighted-average discount rate
Operating leases	5.3%
Finance leases	5.2%

The Company has the following operating and finance lease commitments as of March 31, 2019:

Three months ending March 31, 2019	Operating Leases(1)	Finance Leases	Total
	(in thousands)
April 2019 through December 2019	$23,686	$665	$24,351
2020	20,864	163	21,027
2021	14,806	89	14,895
2022	11,343	—	11,343
2023	9,686	—	9,686
Thereafter	45,069	—	45,069
Total minimum lease payments	$125,454	$917	$126,371

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Leases commencing in the future	(10,173)	—	(10,173)
Short-term leases excluded from balance sheet	(2,673)	—	(2,673)
Imputed interest	(20,008)	(52)	(20,060)
Total reconciling items	(32,854)	(52)	(32,906)
Total liabilities per balance sheet	92,600	865	93,465

(1)	This table excludes sublease income of $1.1 million from April 2019 to December 2019, $0.8 million during 2020 and $0.2 million during 2021, respectively.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$17,895	$15,219
Finished goods	23,663	28,540
Materials and supplies	962	1,233
	$42,520	$44,992

During the Current Quarter and Prior Quarter, the Company recorded charges to the reserve for excess and obsolete inventory for $0.1 million and $0.3 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$16,558	$17,799
Buildings and leasehold improvements	105,593	106,626
Vehicles and equipment	65,894	83,435
Vehicles and equipment - finance lease	1,683	1,833
Machinery and equipment	720,927	758,528
Machinery and equipment - finance lease	299	532
Computer equipment and software	16,812	15,775
Computer equipment and software - finance lease	356	356
Office furniture and equipment	4,637	4,612
Disposal wells	64,241	64,038
Other	497	497
Construction in progress	74,280	60,347
	1,071,777	1,114,378
Less accumulated depreciation(1)	(595,332)	(611,530)
Property and equipment held-for-sale	13,733	—
Total property and equipment, net	$490,178	$502,848

(1)	Includes $1.3 million of accumulated depreciation related to finance leases.

During the Current Quarter and Prior Quarter, depreciation expense was $29.5 million and $27.5 million, respectively. Depreciation of assets held under finance leases for the Current Quarter and Prior Quarter was $0.2 million and $0.4 million, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Property and Equipment Held-for-Sale and Impairments

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the Current Quarter, the Company made the decision to sell and wind down certain operations within its previous Wellsite Services segment, including the operations of its Affirm subsidiary, its Canadian operations and its sand hauling business. The Affirm crane and Canadian divestitures included $6.2 million and $5.0 million, respectively, of property and equipment. Additionally, the Company impaired $0.5 million of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds. The remaining $13.7 million of property and equipment expected to be sold, within a year, is classified as held-for-sale at March 31, 2019.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12).  During the Current Quarter, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from reporting units in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments. The changes in the carrying amounts of goodwill by reportable segment as of March  31, 2019 and December 31, 2018 are as follows:

	Oilfield	Water	Wellsite	Water	Water
	Chemicals	Solutions	Services	Services	Infrastructure	Other	Total
	(in thousands)
Balance as of December 31, 2017	$15,637	$245,542	$12,242	$—	$—	$—	$273,421
Additions	—	982	—	—	—	—	982
Impairment	(12,652)	—	(5,242)	—	—	—	(17,894)
Measurement period adjustments	(2,985)	20,277	—	—	—	—	17,292
Balance as of December 31, 2018	—	266,801	7,000	—	—	—	273,801
Resegmentation	—	(266,801)	(7,000)	186,335	80,466	7,000	—
Measurement period adjustments(1)	—	—	—	133	—	—	133
Affirm crane business divestiture	—	—	—	—	—	(2,604)	(2,604)
Affirm impairment	—	—	—	—	—	(4,396)	(4,396)
Balance as of March 31, 2019	$—	$—	$—	$186,468	$80,466	$—	$266,934

(1)	2019 measurement period adjustment related to the Pro Well working capital settlement. See Note 3.

The components of other intangible assets as of March  31, 2019 and December 31, 2018 are as follows:

	As of March 31, 2019			As of December 31, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,078	$13,478	$102,600	$171,245	$66,402	$104,843
Patents	10,110	1,668	8,442	10,110	1,417	8,693
Other	7,516	3,623	3,893	7,234	2,866	4,368
Total definite-lived	133,704	18,769	114,935	188,589	70,685	117,904
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	23,442	—	23,442	23,442	—	23,442
Total indefinite-lived	30,473	—	30,473	30,473	—	30,473

Total other intangible assets	$164,177	$18,769	$145,408	$219,062	$70,685	$148,377

Amortization expense was $3.0 million and $3.9 million for the Current Quarter and Prior Quarter, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2019	$8,891
2020	11,561
2021	10,378
2022	10,163
2023	10,092
Thereafter	63,850
$114,935

NOTE 9—DEBT

Credit facility and revolving line of credit

On November 1, 2017, SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, the Company has the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the closing. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the earlier termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

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

The Company had $25.0 million and $45.0 million outstanding under the Credit Agreement as of March 31, 2019 and December 31, 2018, respectively. The weighted‑average interest rate of outstanding borrowings under the Credit Agreement was 3.999% and 4.256% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the borrowing base under the Credit Agreement was $264.3 million and $270.5 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $20.8 million as of March 31, 2019 and December 31, 2018. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $218.5 million at March 31, 2019.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2019 and December 31, 2018 were $2.5 million and $2.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs were $0.2 million and $0.2 million for the Current Quarter and Prior Quarter, respectively.

The Company was in compliance with all debt covenants as of March 31, 2019.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

Certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency (the “EPA”). It is alleged that certain employees at some of the facilities altered emissions controls systems on 4% of the vehicles in the fleet in violation of the Clean Air Act. The Company is cooperating with the relevant authorities to resolve the matter. At this time no administrative, civil or criminal charges have been brought against the Company and the Company cannot estimate the possible fines and penalties that may be levied against the Company.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

NOTE 11—EQUITY‑BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the Select 144A Offering, the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan.

On July 18, 2017, the Select Inc. board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarifies the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater Merger which occurred on November 1, 2017) and allowed for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which the Company’s Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater Merger. The Company’s consenting stockholders, who hold a majority of the outstanding common stock of the Company, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Rockwater Merger.

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

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. Prior to the Company’s initial public offering on April 26, 2017, the Company historically valued Class A Common Stock on a quarterly basis using a market approach that includes a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. This fair value measurement relied on Level 3 inputs. The estimated fair value of its stock options is expensed over their vesting period, which is generally three years from the applicable date of grant. However, certain awards granted during the years ended December 31, 2017 and 2016 in exchange for cancelled awards were immediately vested and fully exercisable on the date of grant because they were either granted in exchange for the cancellation of outstanding options granted under the 2011 Plan or the Rockwater Equity Plan, as applicable, that were fully vested and exercisable prior to such cancellation.

The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity‑based awards. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2019
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,865,678	$16.00	4.9	$19
Granted	—	—
Exercised	—	—
Forfeited	(12,459)	17.83
Expired	(27,303)	22.21
Ending balance, outstanding	3,825,916	$15.95	5.0	$2,865
Ending balance, exercisable	3,360,731	$15.24	4.5	$2,493
Non-vested at end of period	465,185	$21.03

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $12.02 and $6.32 as of March 29, 2019 and December 31, 2018, respectively.

The Company recognized $1.3 million of compensation expense related to stock options during both the Current Quarter and Prior Quarter. As of March  31, 2019, there was $3.3 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.8 million and $1.0 million related to the restricted stock awards and restricted stock units for the Current Quarter and Prior Quarter, respectively. As of March  31, 2019, there was $13.5 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2019
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Non-vested at December 31, 2018	496,945	$19.02
Granted	1,169,777	8.37
Vested	(178,564)	20.24
Forfeited	(7,399)	19.00
Non-vested at March 31, 2019	1,480,759	$10.46

A summary of the Company’s restricted stock unit activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2019
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at December 31, 2018	2,500	$19.00
Granted	—	—
Vested	(625)	20.00
Non-vested at March 31, 2019	1,875	$18.67

Performance Share Units (PSUs)

During 2018 and 2019, the Company approved grants of performance share units (“PSUs”) that are subject to both performance-based and service-based vesting provisions. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSU will be calculated based on performance against certain metrics that relate to the Company’s return on asset performance over the January 1, 2018 through December 31, 2020 and January 1, 2019 through December 31, 2021 performance periods, respectively.

The target number of shares of Class A Common Stock subject to each PSU is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2021 for the 2018 PSU grants, and June 30, 2022 for the 2019 PSU grants, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

The grant date fair value of PSUs granted during 2018 was $5.9 million and the grant fair value of PSUs granted during the first quarter of 2019 was $5.9 million. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.9 million related to the PSUs for the Current Quarter.

As of March 31, 2019, the fair value of outstanding PSUs issued was $11.1 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $9.3 million and is expected to be recognized over a weighted-average period of 1.8 years as of March 31, 2019.

The following table summarizes the information about the performance share units outstanding at March  31, 2019:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period

2019	255,364	676,379	—	(7,302)	924,441

Total	255,364	676,379	—	(7,302)	924,441

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

(1)

The stock price at vesting date equals the greater of (i) the fair market value of a share of the Company’s stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Company’s stock, as reported on the New York Stock Exchange (“NYSE”), for the 30 trading days preceding the vesting date.

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

During the Current Quarter, the Company recognized stock compensation expense of $0.1 million,  related to the stock-settled incentive awards. The unrecognized compensation cost related to our unvested stock-settled incentive awards is estimated to be $0.6 million and is expected to be recognized over approximately 14 months as of March 31, 2019.

The following table summarizes the information about the stock-settled incentive awards outstanding at March 31, 2019:

		Award Value
	Value at Target	Being Recognized
Non-vested at December 31, 2018	$3,147	$1,202
Granted during 2019	—	—
Forfeited during 2019	(210)	(80)
Non-vested at March 31, 2019	$2,937	$1,122

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

The following table summarizes ESPP activity (in thousands, except shares):

For the three months ended March 31, 2019
Cash received for shares issued	$27
Shares issued	2,810

Share-repurchases

During the Current Quarter, the Company repurchased 82,092 shares of Class A common stock in the open market and repurchased 43,694 shares of Class A common stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. This was accounted for as a decrease to paid-in-capital of $1.2 million and a decrease to Class A common stock of approximately $1,000.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2019 or the year ended December 31, 2018.

The following table presents information about the Company’s assets measured at fair value on a non‑recurring basis as of March 31, 2019.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)
Quarter Ended March 31, 2019
Affirm goodwill	$—	$—	$—	$4,396	$4,396
Property and equipment	—	—	2,346	2,865	519

(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at March 31, 2019 and December 31, 2018 due to the short‑term maturity of these instruments. The carrying value of debt as of March 31, 2019 and December 31, 2018 approximates fair value due to variable market rates of interest. The fair value of debt at March 31, 2019 and December 31, 2018, which is a Level 3 measurement, is estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The Affirm goodwill impairment was based on the Company’s estimate of fair value based on the expected proceeds to sell the remaining property and equipment utilizing Level 3 inputs. The property and equipment impairment was based on the expected proceeds from selling a portion of the remaining Canadian property and equipment utilizing Level 3 inputs.

NOTE 13—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the Company’s board of directors regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with non‑related parties.

During the Current Quarter, sales to related parties were $6.3 million and purchases from related-party vendors were $6.0 million. These purchases consisted of $1.5 million relating to purchases of property and equipment, $3.9 million relating to the rental of certain equipment or other services used in operations and $0.6 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $2.8 million and purchases from related-party vendors were $3.5 million. These purchases consisted of $1.6 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $1.3 million relating to the rental of certain equipment or other services used in operations and $0.4 million relating to management, consulting and other services.

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

NOTE 14—INCOME TAXES

The Company’s effective tax rates for the Current Quarter and Prior Quarter were 11.3% and 2.8%, respectively. The effective tax rate is lower than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances. The Company recorded income tax expense of $0.2 million and $0.5 million for the Current Quarter and Prior Quarter, respectively.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

•	Noncontrolling interests attributable to joint ventures formed for water-related services.
•	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$3,031	$3,273
Noncontrolling interests attributable to holders of Class B common stock	272,992	274,566
Total noncontrolling interests	$276,023	$277,839

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the Current Quarter and Prior Quarter, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the three months ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Select Energy Services, Inc.	$1,135	$10,099
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in capital as a result of stock option exercises	—	(49)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	3,021	1,354
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	2	2
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(29)	—
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B common stock) for shares of Class A common stock	—	42
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	2	—
Change to equity from net income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$4,131	$11,448

NOTE 16—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted‑average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,980,567 and 1,400,008 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current Quarter and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2019
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$1,400
Net income attributable to noncontrolling interests	(265)
Net income attributable to Select Energy Services, Inc. — basic	1,135	$1,135	$—	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	1	1	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of ESPP	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$1,136	$1,136	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		78,523,768	—	26,026,843
Dilutive effect of restricted stock		209,811	—	—
Dilutive effect of stock options		34,488	—	—
Dilutive effect of ESPP		94	—	—
Weighted-average shares of common stock outstanding — diluted		78,768,161	—	26,026,843
Earnings per share:
Basic		$0.01	$—	$—
Diluted		$0.01	$—	$—

	Three months ended March 31, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$16,132
Net income attributable to noncontrolling interests	(6,033)
Net income attributable to Select Energy Services, Inc. — basic	10,099	$9,097	$1,002	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	10	11	(1)	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	25	29	(4)	—
Net loss attributable to Select Energy Services, Inc. — diluted	$10,134	$9,137	$997	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		59,064,958	6,507,445	40,331,989
Dilutive effect of restricted stock		165,402	—	—
Dilutive effect of stock options		443,106	—	—
Weighted-average shares of common stock outstanding — diluted		59,673,466	6,507,445	40,331,989
Earnings per share:
Basic		$0.15	$0.15	$—
Diluted		$0.15	$0.15	$—

NOTE 17—SEGMENT INFORMATION

Select Inc. is an oilfield services company that provides solutions to the onshore oil and natural gas industry in the United States. The Company’s services are offered through three operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other. Each operating segment reflects a reportable segment led by separate managers that report directly to the Company’s CODM.

During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its Wellsite Services segment, including the operations of its Affirm subsidiary, its Canadian operations and its sand hauling business. As a result, the Company reevaluated its segment structure and changed its reportable segments to Water Services, Water Infrastructure, and Oilfield Chemicals.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, and water treatment and monitoring. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the Wellsite Services segment.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells.

Oilfield Chemicals — The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States.

The results of our remaining service lines that were previously a part of the Wellsite Services segment including the operations of our Affirm subsidiary, our Canadian operations and our sand hauling business are combined in the “Other” category.

Financial information by segment for the Current Quarter and Prior Quarter is as follows:

	For the three months ended March 31, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$220,880	$23,660	$21,262	$13,126
Water infrastructure	53,616	3,801	6,089	17,238
Oilfield chemicals	67,119	2,013	2,453	1,220
Other	23,670	(6,523)	1,714	61
Eliminations	(2,639)	—	—	—
Income from operations		22,951
Corporate	—	(16,318)	1,000	—
Interest expense, net	—	(1,093)	—	—
Other income, net	—	(3,962)	—	—
	$362,646	$1,578	$32,518	$31,645

	For the three months ended March 31, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$218,355	$22,718	$18,892	$17,897
Water infrastructure	54,057	5,749	5,037	7,436
Oilfield chemicals	63,630	931	2,915	2,255
Other	40,824	(969)	4,038	3,518
Eliminations	(471)	—	—	—
Income from operations		28,429
Corporate	—	(9,826)	541	—
Interest expense, net	—	(1,151)	—	—
Other income, net	—	(858)	—	—
	$376,395	$16,594	$31,423	$31,106

Total assets by segment as of March 31, 2019 and December 31, 2018 is as follows:

	As of	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Water services	$970,713	$934,410
Water infrastructure	223,225	181,789
Oilfield chemicals	180,247	173,762
Other	37,767	70,644
	$1,411,952	$1,360,605

NOTE 18—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through May 8, 2019, the date these consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our 2018 Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements.”

This discussion relates to the three months ended March 31, 2019 (the “Current Quarter”) and the three months ended March 31, 2018 (the “Prior Quarter”).

Overview

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre‑frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water‑related services that support oil and gas well completion and production activities, including monitoring, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. We believe we are the only company in the oilfield services industry that combines water-management services with the ability to develop and provide related chemical products.

For our Oilfield Chemicals segment, the opening of our Midland Friction Reducer production line has saved us freight and logistics cost relative to shipping this high-volume product out of our Tyler, TX production facility. We continue to make investments in driving operational efficiencies with our in-basin manufacturing that will continue to reduce unnecessary logistics and freight cost, making us more competitive and more reliable to our customers. The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities.

Our operations have benefited from the investments and acquisitions we have made, and we continue to invest both in our existing business and in new infrastructure and technology. When evaluating new investment decisions, we prioritize high returns on long-lived assets where applicable. One way we do this is through margin-enhancing capital expenditures, which often comprises upgrading or automating equipment in order to increase margin realization from those assets. One example of this type of investment is replacing conventional water pumps with automated pumps, which lowers labor costs, increases reliability and improves environmental safeguards. Another area of focus is longer-lived infrastructure assets in areas we believe will experience consistently high levels of completion activity. We have successfully executed these types of investments both in the Bakken, through our fixed infrastructure investments there, through our GRR Acquisition in the northern Delaware and with our recently announced northern Delaware basin pipeline project.

Going forward, we may pursue selected acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer and landowner relationships and industry experience and expertise.

Our Segments

Our services are offered through three operating segments: (i) Water Services, (ii) Water Infrastructure and (iii) Oilfield Chemicals.

•

Water Services.  The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, and water treatment and monitoring. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the Wellsite Services segment.

•

Water Infrastructure.    The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells.

•

Oilfield Chemicals.    The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States.

The results of our remaining service lines that were previously a part of the Wellsite Services segment including the operations of our Affirm subsidiary, our Canadian operations and our sand hauling business are combined in the “Other” category.

How We Generate Revenue

We currently generate most of our revenue through our Water Services and Water Infrastructure segments, specifically through our water-management services associated with hydraulic fracturing. We generate the majority of our revenue through customer agreements with fixed pricing terms and earn revenue when delivery of services is provided, generally at our customers’ sites. While we have some long‑term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water‑related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue through our Oilfield Chemicals segment, which provides completion, specialty chemicals and production chemicals. We invoice the majority of our Oilfield Chemicals customers for services provided based on the quantity of chemicals used or pursuant to short‑term contracts as the customer’s needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are only incurred when we provide water and water‑related services, or chemicals and chemical‑related services to our customers.

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $142.1 million and $138.8 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets which are not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $66.1 million and $68.7 million for the Current Quarter and Prior Quarter, respectively.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $22.3 million and $22.8 million for the Current Quarter and Prior Quarter, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as water that we source for our customers. We incurred raw material costs of $70.4 million and $68.5 million for the Current Quarter and Prior Quarter, respectively.

Industry Overview

During the Current Quarter, the average spot prices of West Texas Intermediate (“WTI”) (Cushing) crude oil was $54.82 versus an average price of $62.91 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.92 versus an average of $3.08 for the Prior Quarter.  Though oil prices have materially recovered in recent months, many operators prepared and announced their budgets during a period of lower prices and therefore many of these budgets imply potential slowdowns in completions activity during 2019. While we believe that the current oil prices and production profiles could lead to increased operator cash flow and additional activity in the future, current indications point to many operators continuing to spend within their existing budgets during 2019.

While we cannot predict the future direction of oil or natural gas prices, our discussions with customers and the improving financial metrics of many U.S. onshore-focused operators lead us to believe that current price levels support significant capital investment by our customers to maintain and grow oil and gas production from U.S. onshore resources.

Trends beyond oil and natural gas prices present both support and challenges. While we believe leading-edge lateral lengths and proppant use have plateaued, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower cost in-basin sand have decreased total costs for our customers. This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells.

The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities and our knowledge base within our Oilfield Chemicals segment. Additionally, this trend supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

•	Revenue;
•	Gross Profit;
•	Gross Margins;
•	EBITDA; and
•	Adjusted EBITDA.

Revenue

We analyze our revenue and assess our performance by comparing actual monthly revenue to our internal projections and across periods. We also assess incremental changes in revenue compared to incremental changes in direct operating costs, and selling, general and administrative expenses across our operating segments to identify potential areas for improvement, as well as to determine whether segments are meeting management’s expectations.

Gross Profit

To measure our financial performance, we analyze our gross profit, which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit provides insight into profitability and true operating performance of our assets. We also compare gross profit to prior periods and across segments to identify trends as well as underperforming segments.

Gross Margins

Gross margins provide an important gauge of how effective we are at converting revenue into profits. This metric works in tandem with gross profit to ensure that we do not increase gross profit at the expense of lower margins, thus decreasing our return on capital employed, nor pursue higher gross margins exclusively at the expense of declining gross profits. We track gross margins by segment and service line and compare them across prior periods and across segments and service lines to identify trends as well as underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Note Regarding Non‑GAAP Financial Measures—

EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below.

Acquisition and Divestiture Activity

As described above, we are continuously evaluating potential investments, particularly in water transfer, infrastructure and other water‑related services and technology. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions are not included in our historical results of operations.

Pro Well Acquisition

On November 20, 2018 we completed our acquisition of the assets of Pro Well Testing and Wireline, Inc (“Pro Well”). Our historical financial statements for periods prior to November 20, 2018 do not include the results of operations of Pro Well.

Affirm Crane Divestiture

              On February 26, 2019, we sold the Affirm crane operations which accounted for approximately $11.4 million of annual revenue during 2018. Following the divestiture, the Affirm crane operations were not included in the consolidated results of operations.

             Canadian Operations Divestiture

              On March 19, 2019, we sold over half of our Canadian operations which accounted for approximately $40.0 million of annual revenue during 2018. Following the divestiture, the divested Canadian operations were not included in the consolidated results of operations.

Impact of Industry Conditions on Our Operating Results

Demand for oilfield services depends substantially on drilling, completion and production activity by E&P companies, which, in turn, depends largely upon the current and anticipated profitability of developing oil and natural gas reserves. Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and gas in the United States. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services in 2015 and 2016, which led to a reduction in the rates we were able to charge and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels; however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors. While oil and gas prices have since improved, additional volatility or declines could result in our customers cancelling or curtailing their spending on our services. In the discussion of our operating results below, we reference the fluctuations in industry conditions in connection with certain changes in our results of operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$220,595	$218,230	$2,365	1.1%
Water infrastructure	53,616	54,057	(441)	(0.8)%
Oilfield chemicals	66,829	63,630	3,199	5.0%
Other	21,606	40,478	(18,872)	(46.6)%
Total revenue	362,646	376,395	(13,749)	(3.7)%

Costs of revenue
Water services	163,121	164,630	(1,509)	(0.9)%
Water infrastructure	41,430	40,096	1,334	3.3%
Oilfield chemicals	59,527	57,084	2,443	4.3%
Other	21,053	35,754	(14,701)	(41.1)%
Depreciation and amortization	31,518	30,882	636	2.1%
Total costs of revenue	316,649	328,446	(11,797)	(3.6)%
Gross profit	45,997	47,949	(1,952)	(4.1)%

Operating expenses
Selling, general and administrative	32,376	25,681	6,695	26.1%
Depreciation and amortization	1,000	541	459	84.8%
Impairment of goodwill	4,396	—	4,396	NM
Impairment of property and equipment	519	—	519	NM
Impairment of cost-method investment	—	2,000	(2,000)	NM
Lease abandonment costs	1,073	1,124	(51)	(4.5)%
Total operating expenses	39,364	29,346	10,018	34.1%
Income from operations	6,633	18,603	(11,970)	(64.3)%

Other income (expense)
Losses on sale of property and equipment, net	(4,491)	(554)	(3,937)	NM
Interest expense, net	(1,093)	(1,151)	58	(5.0)%
Foreign currency gain (loss), net	260	(400)	660	NM
Other income, net	269	96	173	NM
Income before tax expense	1,578	16,594	(15,016)	(90.5)%
Income tax expense	(178)	(462)	284	NM
Net income	$1,400	$16,132	$(14,732)	(91.3)%

Revenue

Our revenue decreased $13.7 million, or 3.7%, to $362.6 million for the Current Quarter compared to $376.4 million for the Prior Quarter. The decrease was driven by $18.9 million lower revenue from the combination of our Affirm subsidiary, sand hauling business and the Canadian operations, in the process of being fully divested and wound down. This was partially offset by higher Oilfield Chemical and Water Services revenue discussed below. For the Current Quarter, our Water Services,  Water Infrastructure, Oilfield Chemicals and Other segments constituted 60.8%, 14.8%, 18.4% and 6.0% of our total revenue, respectively, compared to 58.0%, 14.4%, 16.9%, and 10.7%, respectively, for the Prior Quarter. The 2018 adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue increase by operating segment was as follows:

Water Services.  Revenue increased $2.4 million, or 1.1%, to $220.6 million for the Current Quarter compared to $218.2 million for the Prior Quarter. The increase was primarily attributable to increases in revenues from well testing, containment, and accommodations and rentals partially offset by decreases in water transfer and fluids hauling revenue.

Water Infrastructure.  Revenue was relatively flat, decreasing by  $0.4 million, or 0.8%, to $53.6 million for the Current Quarter compared to $54.1 million for the Prior Quarter.

Oilfield Chemicals.  Revenue increased $3.2 million, or 5.0%, to $66.8 million for the Current Quarter compared to $63.6 million for the Prior Quarter, primarily due to higher friction reducer sales stemming from larger manufacturing capacity from our new Midland, Texas plant.

Other.    Other revenue decreased $18.9 million, or 46.6%, to $21.6 million for the Current Quarter compared to $40.5 million in the Prior Quarter as portions of our Affirm subsidiary and Canadian operations were divested in the quarter and all three businesses are being wound down.

Costs of Revenue

Costs of revenue decreased $11.8 million, or 3.6%, to $316.6 million for the Current Quarter compared to $328.4 million for the Prior Quarter. The decrease was primarily due to $14.7 million lower costs from the combination of our Affirm subsidiary, sand hauling business and the Canadian operations, in the process of being divested and wound down. This was partially offset by $2.4 million increased Oilfield Chemicals costs from higher revenue and $0.6 million higher depreciation and amortization. This was also impacted by lower Water Services costs partially offset by higher Water Infrastructure costs further discussed below.

Water Services.  Cost of revenue decreased $1.5 million, or 0.9%, to $163.1 million for the Current Quarter compared to $164.6 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 75.4% to 73.9% due to a $7.3 million decrease in third-party expenses, largely including equipment rentals and contract labor within our water transfer and flowback service lines, a $2.2 million decrease in water sourcing costs, and a $1.5 million decrease in supplies, tools and equipment, partially offset by an increase in direct labor costs of $9.0 million.

Water Infrastructure.  Cost of revenue increased $1.3 million, or 3.3%, to $41.4 million for the Current Quarter compared to $40.1 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 74.2% to 77.3% due to a $5.8 million increase in water sourcing costs, a $0.9 million increase in labor costs and a $0.4 million increase in fuel costs, partially offset by a $6.0 million reduction in third-party expense, including heating costs.

Oilfield Chemicals.  Costs of revenue increased $2.4 million, or 4.3%, to $59.5 million for the Current Quarter compared to $57.1 million for the Prior Quarter, driven largely by a $3.2 million increase in revenue. Cost of revenue as a percent of revenue decreased from 89.7% to 89.1% due to cost-savings from our new Midland, Texas plant.

Other.  Other costs decreased $14.7 million, or 41.1%, to $21.1 million for the Current Quarter compared to $35.8 million in the Prior Quarter primarily due to lower revenue discussed above.

Depreciation and Amortization.   Depreciation and amortization expense increased $0.6 million, or 2.1%, to $31.5 million for the Current Quarter compared to $30.9 million for the Prior Quarter.

Gross Profit

Gross profit decreased by $2.0 million, or 4.1%, to a gross profit of $46.0 million for the Current Quarter compared to a gross profit of $47.9 million for the Prior Quarter primarily due to $4.2 million lower gross profit from the combination of our Affirm subsidiary, sand hauling business and Canadian operations in the process of being divested and wound down. Also impacting the decrease was $1.8 million lower gross profit from Water Infrastructure discussed above, as well as $0.6 million higher depreciation costs. These were partially offset by higher gross profit from Water Services and Oilfield Chemicals of $3.9 million and $0.8 million, respectively, discussed above. Gross margin as a percent of revenue was flat at 12.7%  in both the Current Quarter and Prior Quarter as higher margins in Water Services and Oilfield Chemicals were offset by lower margins in Water Infrastructure and Other.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.7 million, or 26.1%, to $32.4 million for the Current Quarter compared to $25.7 million for the Prior Quarter. The increase was primarily driven by increased incentive plan costs and severance expense.

Lease Abandonment Costs

Lease abandonment costs were $1.1 million in the  Current Quarter as well as the Prior Quarter. The Current Quarter costs were primarily due to Canadian lease terminations in connection with divesting and winding down the Canadian business. The Prior Quarter costs were primarily due to excess facility capacity stemming from the November 2017 Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $0.1 million, or 5.0% to $1.1 million during the Current Quarter compared to $1.2 million in the Prior Quarter.

Net Income

Net income decreased by $14.7 million, or 91.3% to a net income of $1.4 million for the Current Quarter compared to a net income of $16.1 million for the Prior Quarter primarily due to $6.7 million higher selling, general and administrative costs discussed above, a  $2.9 million increase in impairments, $3.9 million higher losses on sales of property and equipment stemming from divestiture sales and $4.2 million lower gross profit contribution from divested businesses, partially offset by higher Water Services and Oilfield Chemicals gross profit.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-down.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. One should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2018 Form 10-K.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income	$1,400	$16,132
Interest expense	1,093	1,151
Income tax expense	178	462
Depreciation and amortization	32,518	31,423
EBITDA	35,189	49,168
Impairment of goodwill	4,396	—
Impairment of property and equipment	519	—
Impairment of cost-method investment	—	2,000
Lease abandonment costs	1,073	1,124
Non-recurring severance expenses(1)	1,680	—
Non-recurring transaction costs(2)	662	2,694
Non-cash compensation expenses	4,179	2,481
Non-cash loss on sale of assets or subsidiaries	5,906	1,515
Foreign currency (gain) loss	(260)	400
Inventory write-down	75	266
Adjusted EBITDA	$53,419	$59,648

(1)	These costs are due to severance payments in connection with the dissolution of our former Wellsite Services segment.
(2)	For 2018, these costs were primarily related to the Rockwater Merger.

EBITDA was $35.2 million for the Current Quarter compared to $49.2 million for the Prior Quarter. The $14.0 million decrease in EBITDA is primarily connected with the businesses being divested and wound down, including $4.4 million of losses on sale of assets, $4.4 million of Affirm goodwill impairment, $4.2 million lower gross profit and higher selling, general and administrative costs related to short and long-term incentive plans. Adjusted EBITDA was $53.4 million for the Current Quarter compared to $59.6 million for the Prior Quarter. The $6.2 million decrease in Adjusted EBITDA was primarily due to $4.2 million lower gross profit from the combination of our Affirm subsidiary, sand hauling business and the Canadian operations referenced above as well as higher selling, general and administrative costs referenced above, partially offset by higher gross profit from Water Services and Oilfield Chemicals discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members, the net proceeds from the Select 144A Offering, the net proceeds from the IPO, borrowing capacity under our current Credit Agreement and our prior credit facility and cash flows from operations. Our primary uses of capital have been capital expenditures to support organic growth and fund acquisitions. Depending on market conditions and other factors, we may also issue debt and equity securities if needed.

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

 At March 31, 2019, cash and cash equivalents totaled $15.7 million. In addition to cash and cash equivalents, we had approximately $218.5 million of available borrowing capacity under our Credit Agreement as of March 31, 2019.  As of March  31, 2019, the borrowing base under the Credit Agreement was $264.3 million, the outstanding borrowings totaled $25.0 million and the outstanding letters of credit totaled $20.8 million.  As of May 6, 2019, the borrowing base under the Credit Agreement was $266.8 million, the outstanding borrowings totaled $20.0 million, the outstanding letters of credit totaled $16.4 million, and the available borrowing capacity under the Credit Agreement was $230.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Net cash provided by operating activities	$36,587	$35,205	$1,382	3.9%
Net cash used in investing activities	(16,653)	(31,003)	14,350	(46.3)%
Net cash used in financing activities	(21,595)	(806)	(20,789)	NM
Subtotal	(1,661)	3,396
Effect of exchange rate changes on cash and cash equivalents	107	(53)	160	NM
Net (decrease) increase in cash	$(1,554)	$3,343

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2019 and 2018

Operating Activities. Net cash provided by operating activities was $36.6 million for the Current Quarter, compared to $35.2 million for the Prior Quarter. The $1.4 million increase in net cash provided by operating activities related primarily to improved working capital management.

Investing Activities. Net cash used in investing activities was $16.7 million for the Current Quarter, compared to $31.0 million for the Prior Quarter. The $14.3 million decrease in net cash used in investing activities was primarily due to $16.0 million received from divestitures partially offset by higher purchases of property and equipment.

Financing Activities. Net cash used in financing activities was $21.6 million for the Current Quarter, compared to $0.8 million for the Prior Quarter.  The increase in cash used in financing activities was primarily due to $20.0 million of net debt payments during the first quarter of 2019.

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

We were in compliance with all debt covenants as of March  31, 2019.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of March 31, 2019.

Critical Accounting Policies and Estimates

With the exception of the adoption of the new lease standard, there were no other changes to our critical accounting policies from those disclosed in our 2018 Form 10-K filed on March 1, 2019.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2—Significant Accounting Policies in Part I, Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

At March 31, 2019, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

At March 31, 2019, we had $25.0 million outstanding debt under our Credit Agreement. As of May 6, 2019, we had $20.0 million of outstanding borrowings and approximately $230.4 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. Assuming no change in the amount currently outstanding at March 31, 2019, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.3 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We are exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our Canadian subsidiary, acquired in the Rockwater Merger, which has designated the Canadian dollar as its functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. With the recent divestitures of our primary Canadian operations, we would anticipate minimal future exposure to foreign currency exchange risk.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Status of Previously Identified Material Weaknesses

Our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2018 as a result of control deficiencies related to the purchase price accounting related to the Rockwater Merger and the reconciliation of fixed assets physical counts with the general ledger that constituted material weaknesses. Specifically, the Company did not design and maintain effective controls with respect to the identification and substantiation of fixed assets purchased in the Rockwater Merger and to the reconciliation of our fixed assets physical counts with the general ledger.

In response to the material weaknesses described above, during the quarter ended March 31, 2019, we implemented new internal controls which we believe will remediate the previously identified material weaknesses. We are currently testing the operating effectiveness of these new internal controls.

Changes in Internal Control over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares shown in the table below comprised of 82,092 shares purchased in the open market pursuant to a repurchase plan, as well as 43,694 shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
January 1, 2019 to January 31, 2019	33,902	$8.32
February 1, 2019 to February 28, 2019	186	9.26
March 1, 2019 to March 31, 2019	91,698	$10.17
	125,786

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

**†10.1	Separation and General Release Agreement by and between Select Energy Services, LLC and David J. Nightingale, dated April 14, 2019.

31.1	Certification of Chief Executive Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a‑14 and 15d‑14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

** Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 8, 2019	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: May 8, 2019	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer