Form 10-Q
period 2019-06-30
Select Energy Services, Inc.
filed 2019-08-07
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-38066

SELECT ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State of incorporation)	(IRS Employer Identification Number)

1233 W. Loop South, Suite 1400 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

(713) 235-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	WTTR	New York Stock Exchange

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

As of August 2, 2019, the registrant had 80,177,766 shares of Class A common stock and 26,026,843 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the level of capital spending and access to capital markets by oil and gas companies;
●	trends and volatility in oil and gas prices;
●	demand for our services;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	our ability to retain key management and employees;
●	our ability to hire and retain skilled labor;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and northern Delaware formation of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals and various environmental matters;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to bring their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;

●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K, and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$23,818	$17,237
Accounts receivable trade, net of allowance for doubtful accounts of $4,921 and $5,329, respectively	324,918	341,711
Accounts receivable, related parties	3,105	1,119
Inventories	39,952	44,992
Prepaid expenses and other current assets	29,435	27,093
Total current assets	421,228	432,152
Property and equipment	1,069,496	1,114,378
Accumulated depreciation	(603,191)	(611,530)
Property and equipment held-for-sale, net	1,906	—
Total property and equipment, net	468,211	502,848
Right-of-use assets	75,302	—
Goodwill	266,934	273,801
Other intangible assets, net	142,438	148,377
Other assets	3,064	3,427
Total assets	$1,377,177	$1,360,605
Liabilities and Equity
Current liabilities
Accounts payable	$53,107	$53,847
Accrued accounts payable	43,311	62,536
Accounts payable and accrued expenses, related parties	3,417	5,056
Accrued salaries and benefits	16,734	22,113
Accrued insurance	15,799	14,849
Sales tax payable	1,282	5,820
Accrued expenses and other current liabilities	10,615	14,560
Current operating lease liabilities	19,553	—
Current portion of finance lease obligations	421	938
Total current liabilities	164,239	179,719
Long-term operating lease liabilities	75,169	16,752
Other long-term liabilities	10,921	8,361
Long-term debt	—	45,000
Total liabilities	250,329	249,832
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized; 80,176,078 and 78,956,555 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	802	790
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized; 26,026,843 shares issued and outstanding as of June 30, 2019 and December 31, 2018	260	260
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	821,968	813,599
Retained earnings	25,988	18,653
Accumulated other comprehensive deficit	(380)	(368)
Total stockholders’ equity	848,638	832,934
Noncontrolling interests	278,210	277,839
Total equity	1,126,848	1,110,773
Total liabilities and equity	$1,377,177	$1,360,605

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Water services	$202,011	$233,954	$422,606	$452,184
Water infrastructure	51,710	55,727	105,326	109,784
Oilfield chemicals	63,001	64,807	129,830	128,437
Other	7,165	38,759	28,771	79,237
Total revenue	323,887	393,247	686,533	769,642
Costs of revenue
Water services	155,151	176,571	318,272	341,201
Water infrastructure	38,456	37,884	79,886	77,980
Oilfield chemicals	54,051	58,500	113,578	115,584
Other	7,447	33,119	28,500	68,873
Depreciation and amortization	28,843	30,445	60,361	61,327
Total costs of revenue	283,948	336,519	600,597	664,965
Gross profit	39,939	56,728	85,936	104,677
Operating expenses
Selling, general and administrative	27,297	26,871	59,673	52,552
Depreciation and amortization	906	807	1,906	1,348
Impairment of goodwill	—	—	4,396	—
Impairment of property and equipment	374	2,282	893	2,282
Impairment of cost-method investment	—	—	—	2,000
Lease abandonment costs	183	1,973	1,256	3,097
Total operating expenses	28,760	31,933	68,124	61,279
Income from operations	11,179	24,795	17,812	43,398
Other income (expense)
(Losses) gains on sales of property and equipment, net	(1,709)	2,056	(6,200)	1,502
Interest expense, net	(839)	(1,342)	(1,932)	(2,493)
Foreign currency gain (loss), net	67	(340)	327	(740)
Other (expense) income, net	(59)	4	210	100
Income before income tax expense	8,639	25,173	10,217	41,767
Income tax expense	(571)	(150)	(749)	(612)
Net income	8,068	25,023	9,468	41,155
Less: net income attributable to noncontrolling interests	(1,868)	(8,060)	(2,133)	(14,093)
Net income attributable to Select Energy Services, Inc.	$6,200	$16,963	$7,335	$27,062

Net income per share attributable to common stockholders (Note 16):
Class A—Basic	$0.08	$0.24	$0.09	$0.40
Class A-2—Basic	$—	$—	$—	$0.40
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 16):
Class A—Diluted	$0.08	$0.24	$0.09	$0.39
Class A-2—Diluted	$—	$—	$—	$0.39
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$8,068	$25,023	$9,468	$41,155
Other comprehensive income
Foreign currency translation adjustment, net of tax of $0	(66)	(191)	(12)	(450)
Comprehensive income	8,002	24,832	9,456	40,705
Less: comprehensive income attributable to noncontrolling interests	(1,853)	(7,998)	(2,130)	(13,939)
Comprehensive income attributable to Select Energy Services, Inc.	$6,149	$16,834	$7,326	$26,766

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2019 and 2018

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Deficit)	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
ESPP shares issued	5,667	—	—	—	—	—	—	—	58	—	—	58	(2)	56
Equity-based compensation	—	—	—	—	—	—	—	—	6,271	—	—	6,271	2,037	8,308
Issuance of restricted shares	1,373,930	14	—	—	—	—	—	—	3,549	—	—	3,563	(3,563)	—
Exercise of restricted stock units	1,250	—	—	—	—	—	—	—	4	—	—	4	(4)	—
Repurchase of common stock	(152,502)	(2)	—	—	—	—	—	—	(1,539)	—	—	(1,541)	25	(1,516)
Restricted shares forfeited	(8,822)	—	—	—	—	—	—	—	(23)	—	—	(23)	23	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(225)	(225)
NCI income tax adjustment	—	—	—	—	—	—	—	—	49	—	—	49	(49)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(12)	(12)	(4)	(16)
Net income	—	—	—	—	—	—	—	—	—	7,335	—	7,335	2,133	9,468
Balance as of June 30, 2019	80,176,078	$802	—	$—	26,026,843	$260	—	$—	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Deficit)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A	10,948,669	110	—	—	(10,948,669)	(110)	—	—	111,803	—	—	111,803	(111,803)	—
ESPP shares issued	3,986	—	—	—	—	—	—	—	50	—	—	50	4	54
Equity-based compensation	—	—	—	—	—	—	—	—	3,617	—	—	3,617	1,848	5,465
Issuance of restricted shares	430,595	4	—	—	—	—	—	—	2,261	—	—	2,265	(2,265)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	37,209	—	—	—	—	—	—	—	376	—	—	376	1	377
Repurchase of common stock	(45,034)	—	(6)	—	—	—	—	—	(583)	—	—	(583)	(74)	(657)
Restricted shares forfeited	(18,640)	—	—	—	—	—	—	—	(70)	—	—	(70)	70	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(280)	(280)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(450)	(450)	(221)	(671)
Net income	—	—	—	—	—	—	—	—	—	27,062	—	27,062	14,093	41,155
Balance as of June 30, 2018	77,298,660	$773	—	$—	29,383,320	$294	—	$—	$790,699	$9,203	$(148)	$800,821	$307,991	$1,108,812

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2019 and 2018

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Deficit)	Equity	Interests	Total
Balance as of March 31, 2019	79,998,292	$800	—	$—	26,026,843	$260	—	$—	$818,556	$19,788	$(314)	$839,090	$276,023	$1,115,113
ESPP shares issued	2,857	—	—	—	—	—	—	—	29	—	—	29	—	29
Equity-based compensation	—	—	—	—	—	—	—	—	3,117	—	—	3,117	1,012	4,129
Issuance of restricted shares	204,153	3	—	—	—	—	—	—	524	—	—	527	(527)	—
Exercise of restricted stock units	625	—	—	—	—	—	—	—	2	—	—	2	(2)	—
Repurchase of common stock	(26,716)	(1)	—	—	—	—	—	—	(295)	—	—	(296)	(4)	(300)
Restricted shares forfeited	(3,133)	—	—	—	—	—	—	—	(8)	—	—	(8)	8	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(104)	(104)
NCI income tax adjustment	—	—	—	—	—	—	—	—	43	—	—	43	(43)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(66)	(66)	(21)	(87)
Net income	—	—	—	—	—	—	—	—	—	6,200	—	6,200	1,868	8,068
Balance as of June 30, 2019	80,176,078	$802	—	$—	26,026,843	$260	—	$—	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Deficit)	Equity	Interests	Total
Balance as of March 31, 2018	66,258,163	$662	—	$—	40,331,989	$404	—	$—	$675,895	$(7,760)	$43	$669,244	$412,026	$1,081,270
Conversion of Class B to Class A	10,948,669	110	—	—	(10,948,669)	(110)	—	—	111,803	—	—	111,803	(111,803)	—
ESPP shares issued	3,986	—	—	—	—	—	—	—	50	—	—	50	4	54
Equity-based compensation	—	—	—	—	—	—	—	—	2,075	—	—	2,075	909	2,984
Issuance of restricted shares	99,206	1	—	—	—	—	—	—	840	—	—	841	(841)	—
Exercise of restricted stock units	625	—	—	—	—	—	—	—	102	—	—	102	(102)	—
Stock options exercised	17,811	—	—	—	—	—	—	—	295	—	—	295	(48)	247
Repurchase of common stock	(29,800)	—	—	—	—	—	—	—	(361)	—	—	(361)	(32)	(393)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(119)	(119)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(191)	(191)	(63)	(254)
Net income	—	—	—	—	—	—	—	—	—	16,963	—	16,963	8,060	25,023
Balance as of June 30, 2018	77,298,660	$773	—	$—	29,383,320	$294	—	$—	$790,699	$9,203	$(148)	$800,821	$307,991	$1,108,812

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$9,468	$41,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,267	62,675
Net loss (gain) on disposal of property and equipment	2,794	(1,503)
Bad debt expense	1,312	876
Amortization of debt issuance costs	344	344
Inventory write-down	209	394
Equity-based compensation	8,308	5,465
Impairment of goodwill	4,396	—
Impairment of property and equipment	893	2,282
Impairment of cost-method investment	—	2,000
Loss on divestitures	3,406	—
Other operating items, net	(178)	(103)
Changes in operating assets and liabilities
Accounts receivable	3,346	(46,057)
Prepaid expenses and other assets	1,245	(17,848)
Accounts payable and accrued liabilities	(23,075)	14,625
Net cash provided by operating activities	74,735	64,305
Cash flows from investing activities
Working capital settlement	691	—
Proceeds received from divestitures	25,259	—
Purchase of property and equipment	(57,513)	(63,050)
Proceeds received from sale of property and equipment	10,507	3,953
Net cash used in investing activities	(21,056)	(59,097)
Cash flows from financing activities
Borrowings from revolving line of credit	5,000	25,000
Payments on long-term debt	(50,000)	(20,000)
Payments of finance lease obligations	(549)	(1,029)
Proceeds from share issuance	56	431
Distributions to noncontrolling interests, net	(225)	(280)
Repurchase of common stock	(1,516)	(657)
Net cash (used in) provided by financing activities	(47,234)	3,465
Effect of exchange rate changes on cash	136	(146)
Net increase in cash and cash equivalents	6,581	8,527
Cash and cash equivalents, beginning of period	17,237	2,774
Cash and cash equivalents, end of period	$23,818	$11,301
Supplemental cash flow disclosure:
Cash paid for interest	$2,024	$1,959
Cash paid (refunds received) for income taxes	$204	$(1,188)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$15,208	$25,013

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Energy Services, Inc. (“we,” “Select Inc.” or the “Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings” or the “Predecessor”).

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre-frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water-related services that support oil and gas well completion and production activities, including water network automation, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines full life cycle water-management services with the ability to develop and provide related chemical products.

Select 144A Offering and Initial Public Offering. On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A-1 common stock, par value $0.01 per share, which were converted into shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”) following the Company’s initial public offering (“IPO”). SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. On April 26, 2017, the Company completed its IPO of 8,700,000 shares of Class A Common Stock. Shareholders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock.

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

This Form 10-Q relates to the three and six months ended June 30, 2019 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2018 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 1, 2019, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of June 30, 2019, the Company had one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

Segment reporting: The Company has three operating and reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals, following its decision in the first quarter of 2019 to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its subsidiary Affirm Oilfield Services, LLC (“Affirm”), and its sand hauling and Canadian operations.

The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, and water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States.

The results of our remaining service lines that were previously a part of the former Wellsite Services segment including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations are combined in the “Other” category.

The unaudited interim consolidated financial statements in this report reflect our new segment structure, and the statements of operations, statements of comprehensive income and statements of cash flows for the three and six months ended June 30, 2018 have been restated to reflect our new segment structure.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, inventory, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to 16 disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2019
(in thousands)
Balance at beginning of Current Period	$1,898
Accretion expense, included in depreciation and amortization expense	57
Change in estimate	—
Divestitures	(61)
Balance at end of Current Period	$1,894

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. This will mainly impact the Company’s trade receivables allowance calculation. The Company is assessing the best approach to estimate allowances and is evaluating the impact this standard will have on its consolidated financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

Pro Well Acquisition

On November 20, 2018, the Company acquired Pro Well Testing and Wireline, Inc. with an initial payment of $12.4 million, funded with cash on hand (the “Pro Well Acquisition”). During March 2019, upon final settlement, the purchase price was revised to $11.8 million.

This acquisition expanded the Company’s flowback footprint into New Mexico and added new strategic customers. The Pro Well Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that total consideration paid exceeded the fair value of the net assets acquired by $1.1 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to expanding the Company’s flowback footprint into New Mexico and adding new strategic customers. The assets acquired, liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Services segment. The goodwill acquired is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

Divestitures

Affirm and Canadian Operations Divestitures

During the Current Period, the Company closed on four sale transactions and wound down the remaining Affirm and Canadian operations. The Company sold property and equipment with a combined net book value of $18.6 million and assigned contracts to the buyers. Additionally, two of the four transactions included the assignment of working capital. The following table summarizes sales details for each of the four transactions:

Date of Divestiture	Entity	Initial Net Proceeds	Working Capital True Up	Adjusted Net Proceeds		Working Capital Status at June 30, 2019	(Gain)/loss for the six months ended June 30, 2019
		(in thousands)
February 26, 2019	Affirm	$10,982	$92	$	To be determined	Not Final	$(92)
June 28, 2019	Affirm	6,968	—		6,968	Final	(1,646)
March 19, 2019	Canada	4,975	(325)		4,650	Final	5,040
April 1, 2019	Canada	2,242	—		To be determined	Not Final	101

In connection with the Affirm crane operation divestiture in the first quarter of 2019, no gain or loss was initially recognized and goodwill was reduced by $2.6 million. Additionally, during the first quarter of 2019, the Company recorded an impairment of the remaining Affirm goodwill of $4.4 million (see Note 8).

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

The following factors are applicable to all three of the Company’s segments for the first six months of 2019 and 2018, respectively:

●	The vast majority of customer agreements are short-term, lasting less than one year
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the products delivered to date.
●	Contract terminations before the end of the agreement are rare
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet
●	There are no volume discounts
●	There are no service-type warranties
●	There is no long-term customer financing

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for doubtful accounts. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of June 30, 2019, the Company had two contracts in place lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for doubtful accounts. Customer returns are rare and immaterial and there were no in-process customer agreements as of June 30, 2019 lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2019, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Geographic Region
Permian Basin	$148,118	$154,422	$310,783	$282,783
MidCon	48,515	67,425	106,978	129,024
Eagle Ford	41,033	42,486	79,759	89,028
Bakken	20,361	39,487	46,143	79,261
Marcellus/Utica	28,292	34,533	58,451	69,019
Rockies	21,494	28,221	43,936	62,680
Haynesville/E. Texas	18,314	13,129	35,596	30,009
All other/eliminations	(2,240)	13,544	4,887	27,838
Total	$323,887	$393,247	$686,533	$769,642

In the Water Services segment, the top three revenue producing regions are the Permian Basin, MidCon and Eagle Ford, which collectively comprised 74%, 73%, 74% and 70% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top two revenue producing regions are the Permian Basin and Bakken, which collectively comprised 81%, 82%, 82% and 83% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top two revenue producing regions are the Permian Basin and MidCon, which collectively comprised 75%, 78%, 76% and 74% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—LEASES

As of June 30, 2019, the Company was the lessee for approximately 580 operating leases with durations greater than a year, approximately 14 subleases, approximately 65 finance leases, and is the lessor for three owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. In addition to normal lease activity, the four Affirm and Canadian divestitures occurring in the Current Period included the assignment of leases to the buyers. The assigned leases impacted expenses during the Current Period, but were not included in the June 30, 2019 consolidated balance sheet.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back office functions. The Company has determined that it is reasonably certain to exercise future renewal options for one facility lease for the corporate office building in Gainesville, Texas. The majority of the Company’s long-term lease expenses are at fixed prices.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases including month-to-month agreements that continue in perpetuity until the lessor or the Company terminates the lease agreement. Due to the volatility of the price of a barrel of oil and the short-term nature of the Company’s contracts with customers, the Company has determined that no short-term leases with indefinite renewals are reasonably certain to last more than a year into the future. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate based on what it would pay to borrow on a collateralized basis, over a similar term based on information available at lease commencement.

The Company previously had an $18.8 million lease obligation associated with certain exit and disposal activities in connection with approximately 17 abandoned facility leases as of December 31, 2018. Upon adopting the new lease standard, the former exit-disposal cease use liability was reclassified and factored into the initial right-of-use (“ROU”) asset impairment calculation.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	As of June 30, 2019
		(in thousands)
Assets
ROU Assets(1)	Long-term right-of-use assets	$75,302
Finance lease assets(2)	Property and equipment	422
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$19,553
Operating lease liabilities ― LT(3)	Long-term operating lease liabilities	75,169
Finance lease liabilities ― ST	Current portion of finance lease obligations	421
Finance lease liabilities ― LT	Other long term liabilities	129
(1)	Net of impairment of $17.9 million.
(2)	Net of accumulated amortization of $1.7 million.
(3)	The $16.8 million on the consolidated balance sheet as of December 31, 2018 represented long-term lease liabilities in connection with the exit-disposal rules prior to adopting the new lease standard.

Statements of Operations and Cash Flows	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$7,091	$15,150
Lease abandonment costs	Lease abandonment costs	183	1,256

Short-term agreements:	Cost of revenue	$24,914	$47,812

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$523	$737
Interest on lease liabilities	Interest expense, net	3	7

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$390	$762
Lessor income	Cost of sales	69	180

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$7,606	$15,957
Cash paid for finance leases lease interest	Operating cash flows	3	7
Cash paid for finance leases	Financing cash flows	264	549

Long Term and Discount Rate	As of June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	1.3
Weighted-average discount rate
Operating leases	5.3%
Finance leases	5.2%

The Company has the following operating and finance lease commitments as of June 30, 2019:

Period	Operating Leases(1)	Finance Leases	Total
	(in thousands)
July 2019 through December 2019	$14,874	$371	$15,245
2020	21,852	135	21,987
2021	15,113	89	15,202
2022	11,745	—	11,745
2023	9,985	—	9,985
Thereafter	47,911	—	47,911
Total minimum lease payments	$121,480	$595	$122,075

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Leases commencing in the future	(621)	—	(621)
Short-term leases excluded from balance sheet	(2,785)	—	(2,785)
Imputed interest	(23,352)	(45)	(23,397)
Total reconciling items	(26,758)	(45)	(26,803)
Total liabilities per balance sheet	94,722	550	95,272
(1)	This table excludes sublease income of $0.7 million from July 2019 to December 2019, $0.9 million during 2020 and $0.2 million during 2021.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$16,685	$15,219
Finished goods	22,570	28,540
Materials and supplies	697	1,233
	$39,952	$44,992

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for $0.1 million, $0.1 million, $0.2 million and $0.4 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Land	$16,030	$17,799
Buildings and leasehold improvements	105,220	106,626
Vehicles and equipment	62,046	83,435
Vehicles and equipment - finance lease	1,599	1,833
Machinery and equipment	724,500	758,528
Machinery and equipment - finance lease	202	532
Computer equipment and software	17,044	15,775
Computer equipment and software - finance lease	356	356
Office furniture and equipment	4,614	4,612
Disposal wells	64,321	64,038
Other	497	497
Construction in progress	73,067	60,347
	1,069,496	1,114,378
Less accumulated depreciation(1)	(603,191)	(611,530)
Property and equipment held-for-sale	1,906	—
Total property and equipment, net	$468,211	$502,848
(1)	Includes $1.7 million of accumulated depreciation related to finance leases.

During the Current Quarter, Prior Quarter, Current Period and Prior Period, depreciation expense was $26.8 million, $27.9 million, $56.3 million and $55.4 million, respectively. Depreciation of assets held under finance leases for the Current Quarter, Prior Quarter, Current Period and Prior Period was $0.5 million, $0.3 million, $0.7 million and $0.7 million, respectively, and is included in the totals above and in depreciation and amortization expense in the accompanying consolidated statements of operations.

Property and Equipment Held-for-Sale and Impairments

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its Affirm subsidiary, its sand hauling operations and its Canadian operations. This decision led us to classify the property and equipment of these business as held-for-sale. All operations have been wound down, with $1.9 million remaining in held-for-sale as of June 30, 2019. The table below shows the property and equipment sold and divested as follows:

Type of sale event	Business	Net Book Value of Property and Equipment Sold or Divested
		(in thousands)
Business divestitures	Affirm subsidiary	$11,275
Property and equipment sales	Affirm subsidiary	1,339
Business divestitures	Canadian operations	7,372
Property and equipment sales	Canadian operations	351
Property and equipment sales	Sand hauling operations	2,301
Total property and equipment sold and divested		$22,638

During the Current Period, the Company recorded an impairment of $0.9 million of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds. In addition, during the Current Period, the net loss on divestitures and sales of property and equipment held-for-sale was $2.8 million.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12). During the first quarter of 2019, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from reporting units in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments. The changes in the carrying amounts of goodwill by reportable segment as of June 30, 2019 and December 31, 2018 are as follows:

	Oilfield	Water	Wellsite	Water	Water
	Chemicals	Solutions	Services	Services	Infrastructure	Other	Total
	(in thousands)
Balance as of December 31, 2017	$15,637	$245,542	$12,242	$—	$—	$—	$273,421
Additions	—	982	—	—	—	—	982
Impairment	(12,652)	—	(5,242)	—	—	—	(17,894)
Measurement period adjustments	(2,985)	20,277	—	—	—	—	17,292
Balance as of December 31, 2018	—	266,801	7,000	—	—	—	273,801
Resegmentation	—	(266,801)	(7,000)	186,335	80,466	7,000	—
Measurement period adjustments(1)	—	—	—	133	—	—	133
Affirm crane business divestiture	—	—	—	—	—	(2,604)	(2,604)
Affirm impairment	—	—	—	—	—	(4,396)	(4,396)
Balance as of June 30, 2019	$—	$—	$—	$186,468	$80,466	$—	$266,934
(1)	2019 measurement period adjustment related to the Pro Well working capital settlement. See Note 3.

The components of other intangible assets, net as of June 30, 2019 and December 31, 2018 are as follows:

	As of June 30, 2019			As of December 31, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,078	$15,723	$100,355	$171,245	$66,402	$104,843
Patents	10,110	1,918	8,192	10,110	1,417	8,693
Other	7,516	4,098	3,418	7,234	2,866	4,368
Total definite-lived	133,704	21,739	111,965	188,589	70,685	117,904
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	23,442	—	23,442	23,442	—	23,442
Total indefinite-lived	30,473	—	30,473	30,473	—	30,473

Total other intangible assets, net	$164,177	$21,739	$142,438	$219,062	$70,685	$148,377

Amortization expense was $2.9 million, $3.3 million, $5.9 million and $7.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2019	$5,927
2020	11,561
2021	10,378
2022	10,163
2023	10,092
Thereafter	63,844
$111,965

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

The Company had no borrowings and $45.0 million outstanding under the Credit Agreement as of June 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate of outstanding borrowings under the Credit Agreement was 4.256% as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the borrowing base under the Credit Agreement was $256.4 million and $270.5 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $16.4 million and $20.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and

2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $240.0 million as of June 30, 2019.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2019 and December 31, 2018 were $2.3 million and $2.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.3 million and $0.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2019.

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

NOTE 11—EQUITY-BASED COMPENSATION

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

On July 18, 2017, the Select Inc. board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarifies the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater Merger which occurred on November 1, 2017) and allowed for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which the Company’s Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater Merger. The Company’s consenting stockholders, who held a majority of the outstanding common stock of the Company, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Rockwater Merger. Currently, the maximum number of shares reserved for issuance under the 2016 Plan, taking into account the impact of the Rockwater Merger, is approximately 9.3 million shares. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2019
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,865,678	$16.00	4.9	$19
Granted	—	—
Exercised	—	—
Forfeited	(12,459)	17.83
Expired	(27,303)	22.21
Ending balance, outstanding	3,825,916	$15.95	4.7	$2,516
Ending balance, exercisable	3,373,046	$15.26	4.3	$2,189
Nonvested at end of period	452,870	$21.06

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $11.61 and $6.32 as of June 28, 2019 and December 31, 2018, respectively.

The Company recognized $1.0 million, $1.4 million, $2.3 million and $2.7 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2019, there was $2.2 million of unrecognized equity-based compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of one year.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.2 million, $1.2 million, $4.0 million and $2.1 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2019, there was $13.6 million of unrecognized compensation expense with a weighted-average remaining life of 1.6 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2019
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2018	496,945	$19.02
Granted	1,373,930	8.77
Vested	(255,582)	18.80
Forfeited	(8,822)	19.79
Nonvested at June 30, 2019	1,606,471	$10.28

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2019
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2018	2,500	$19.00
Granted	—	—
Vested	(1,250)	19.00
Nonvested at June 30, 2019	1,250	$19.00

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

The grant date fair value of PSUs granted during 2018 was $5.9 million and the grant fair value of PSUs granted during the first half of 2019 was $6.9 million. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.8 million, $0.4 million, $1.7 million and $0.6 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2019, the fair value of outstanding PSUs issued was $11.8 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $8.6 million and is expected to be recognized over a weighted-average period of 1.8 years as of June 30, 2019.

The following table summarizes the information about the performance share units outstanding as of June 30, 2019:

Performance Share Units
Nonvested as of December 31, 2018	255,364
Target shares granted	769,741
Target shares vested	—
Target shares forfeited	(9,442)
Target shares outstanding as of June 30, 2019	1,015,663

Stock-Settled Incentive Awards

Effective May 17, 2018, the Company approved grants of stock-settled incentive awards to certain key employees under the 2016 Equity Incentive Plan that are subject to both market-based and service-based vesting provisions. These awards will vest after a two-year service period and, if earned, settled in shares of Class A Common Stock. The ultimate amount earned is based on the achievement of the market metrics, which is based on the stock price of the Class A Common Stock at the vesting date, for which payout could range from 0% to 200%. Any award not earned on the vesting date is forfeited. The target amount that becomes earned during the performance period will be determined in accordance with the following table:

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%
(1)	The stock price at vesting date equals the greater of (i) the fair market value of a share of the Class A Common Stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Class A Common Stock, as reported on the New York Stock Exchange (“NYSE”), for the 30 trading days preceding the vesting date.

The target amount of stock-settled incentive awards granted was $3.9 million. However, the ultimate settlement of the awards will be in shares of Class A Common Stock with a fair market value equal to the earned amount, which could range from 0% to 200% of the target amount depending on the stock price at vesting date.

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

The Company recognized stock compensation expense of $0.1 million, $0.1 million, $0.3 million and $0.1 million related to the stock-settled incentive awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The unrecognized compensation cost related to our unvested stock-settled incentive awards is estimated to be $0.5 million and is expected to be recognized over approximately 11 months as of June 30, 2019.

The following table summarizes the information about the stock-settled incentive awards outstanding as of June 30, 2019:

		Award Value
	Value at Target	Being Recognized
Nonvested as of December 31, 2018	$3,147	$1,202
Granted during 2019	—	—
Forfeited during 2019	(210)	(80)
Nonvested as of June 30, 2019	$2,937	$1,122

Employee Stock Purchase Plan (ESPP)

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A Common Stock at a discount. The plan provides for four offering periods for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of Class A Common Stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The plan is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the six months ended June 30, 2019
Cash received for shares issued	$56
Shares issued	5,667

Share-repurchases

During the Current Quarter and Current Period, the Company repurchased 0 and 82,092 shares, respectively, of Class A Common Stock in the open market and repurchased 26,716 and 70,410 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. This was accounted for as a decrease to paid-in-capital of $1.5 million and a decrease to Class A Common Stock of approximately $1,500.

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

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1—Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2—Quoted prices for similar assets or liabilities in non-active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs that are unobservable and significant to the fair value measurement (including the Company’s own assumptions in determining fair value).

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2019 or the year ended December 31, 2018. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2019.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)
Six Months Ended June 30, 2019
Affirm goodwill	$—	$—	$—	$4,396	$4,396
Property and equipment	—	—	4,732	5,625	893
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2019 and December 31, 2018, due to the short-term maturity of these instruments. The carrying value of bank debt as of December 31, 2018 approximated fair value due to variable market rates of interest. The fair value of bank debt as of December 31, 2018, which is a Level 3 measurement, was estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The Company did not have any bank debt as of June 30, 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The Affirm goodwill impairment was based on the Company’s estimate as of March 31, 2019 of fair value based on the expected proceeds to sell the remaining property and equipment utilizing Level 3 inputs. The property and equipment impairment during the Current Period was based on the expected proceeds from selling a portion of the remaining Canadian property and equipment utilizing Level 3 inputs.

NOTE 13—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with non-related parties. For more information regarding the Company’s policies and procedures for review of related party transactions, see the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the SEC on March 22, 2019.

During the Current Quarter, sales to related parties were $3.6 million and purchases from related-party vendors were $6.4 million. These purchases consisted of $0.4 million relating to purchases of property and equipment, $5.6 million relating to the rental of certain equipment or other services used in operations and $0.4 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $1.2 million and purchases from related-party vendors were $4.2 million. These purchases consisted of $1.0 million relating to purchases of property and equipment, $2.6 million relating to the rental of certain equipment or other services used in operations and $0.6 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $9.9 million and purchases from related-party vendors were $12.4 million. These purchases consisted of $1.9 million relating to purchases of property and equipment, $9.5 million relating to the rental of certain equipment or other services used in operations and $1.0 million relating to management, consulting and other services.

During the Prior Period, sales to related parties were $3.6 million and purchases from related-party vendors were $7.5 million. These purchases consisted of $2.6 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $3.8 million relating to the rental of certain equipment or other services used in operations and $0.9 million relating to management, consulting and other services.

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

NOTE 14—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is lower than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Current income tax expense	$405	$160	$583	$622
Deferred income tax expense (benefit)	166	(10)	166	(10)
Total income tax expense	$571	$150	$749	$612
Effective Tax Rate	6.6%	0.6%	7.3%	1.5%

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$2,723	$3,273
Noncontrolling interests attributable to holders of Class B Common Stock	275,487	274,566
Total noncontrolling interests	$278,210	$277,839

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the Current Period and Prior Period, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the six months ended June 30,
	2019	2018
	(in thousands)
Net income attributable to Select Energy Services, Inc.	$7,335	$27,062
Transfers (to) from noncontrolling interests:
Increase (decrease) in additional paid-in capital as a result of stock option exercises	—	(1)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	3,540	2,195
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	4	104
(Decrease) increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(25)	74
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	—	111,803
Increase (decrease) in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	2	(4)
Change to equity from net income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$10,856	$141,233

NOTE 16—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,972,967, 1,834,105, 2,976,537 and 1,848,482 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$8,068				$25,023
Net income attributable to noncontrolling interests	(1,868)				(8,060)
Net income attributable to Select Energy Services, Inc. — basic	6,200	$6,200	$—	$—	16,963	$16,963	$—	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	9	9	—	—	6	6	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	3	3	—	—	22	22	—	—
Net income attributable to Select Energy Services, Inc. — diluted	$6,212	$6,212	$—	$—	$16,991	$16,991	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		78,544,502	—	26,026,843		71,412,158	—	34,677,182
Dilutive effect of restricted stock		471,542	—	—		71,969	—	—
Dilutive effect of stock options		150,889	—	—		261,582	—	—
Dilutive effect of ESPP		102	—	—		99	—	—
Weighted-average shares of common stock outstanding — diluted		79,167,035	—	26,026,843		71,745,808	—	34,677,182
Earnings per share:
Basic		$0.08	$—	$—		$0.24	$—	$—
Diluted		$0.08	$—	$—		$0.24	$—	$—

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$9,468				$41,155
Net income attributable to noncontrolling interests	(2,133)				(14,093)
Net income attributable to Select Energy Services, Inc. — basic	7,335	$7,335	$—	$—	27,062	$25,784	$1,278	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	8	8	—	—	17	18	(1)	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	2	2	—	—	49	53	(4)	—
Net income attributable to Select Energy Services, Inc. — diluted	$7,345	$7,345	$—	$—	$27,128	$25,855	$1,273	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		78,533,761	—	26,026,843		65,270,048	3,235,746	37,488,964
Dilutive effect of restricted stock		351,780	—	—		118,719	—	—
Dilutive effect of stock options		78,353	—	—		343,127	—	—
Dilutive effect of ESPP		195	—	—		83	—	—
Weighted-average shares of common stock outstanding — diluted		78,964,089	—	26,026,843		65,731,977	3,235,746	37,488,964
Earnings per share:
Basic		$0.09	$—	$—		$0.40	$0.40	$—
Diluted		$0.09	$—	$—		$0.39	$0.39	$—

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

During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its Affirm subsidiary, its sand hauling operations and its Canadian operations. As a result, the Company reevaluated its segment structure and changed its reportable segments to Water Services, Water Infrastructure, and Oilfield Chemicals.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, and water treatment and water network automation. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells.

Oilfield Chemicals — The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well.

The results of our remaining service lines that were previously a part of the former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$202,997	$16,234	$21,024	$9,489
Water infrastructure	51,719	3,202	6,072	11,542
Oilfield chemicals	62,997	4,424	1,747	2,132
Other	9,403	673	—	3
Eliminations	(3,229)	—	—	—
Income from operations		24,533
Corporate	—	(13,354)	906	—
Interest expense, net	—	(839)	—	—
Other income, net	—	(1,701)	—	—
	$323,887	$8,639	$29,749	$23,166

	For the three months ended June 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$234,040	$27,039	$18,947	$33,321
Water infrastructure	55,733	7,030	5,219	7,214
Oilfield chemicals	64,842	1,031	2,823	3,424
Other	39,343	911	3,456	1,860
Eliminations	(711)	—	—	—
Income from operations		36,011
Corporate	—	(11,216)	807	—
Interest expense, net	—	(1,342)	—	—
Other income, net	—	1,720	—	—
	$393,247	$25,173	$31,252	$45,819

	For the six months ended June 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$423,877	$39,894	$42,286	$22,615
Water infrastructure	105,335	7,003	12,161	28,780
Oilfield chemicals	130,116	6,437	4,200	3,352
Other	33,073	(5,850)	1,714	64
Eliminations	(5,868)	—	—	—
Income from operations		47,484
Corporate	—	(29,672)	1,906	—
Interest expense, net	—	(1,932)	—	—
Other income, net	—	(5,663)	—	—
	$686,533	$10,217	$62,267	$54,811

	For the six months ended June 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$452,395	$49,757	$37,839	$51,218
Water infrastructure	109,790	12,779	10,256	14,650
Oilfield chemicals	128,472	1,962	5,738	5,679
Other	80,167	(58)	7,494	5,378
Eliminations	(1,182)	—	—	—
Income from operations		64,440
Corporate	—	(21,042)	1,348	—
Interest expense, net	—	(2,493)	—	—
Other income, net	—	862	—	—
	$769,642	$41,767	$62,675	$76,925

Total assets by segment as of June 30, 2019 and December 31, 2018 is as follows:

	As of	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Water services	$873,107	$865,992
Water infrastructure	312,638	250,207
Oilfield chemicals	171,457	173,762
Other	19,975	70,644
	$1,377,177	$1,360,605

NOTE 18—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2019, the date these consolidated financial statements were available to be issued.

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

This discussion relates to the three and six months ended June 30, 2019 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2018 (the “Prior Quarter” and the “Prior Period”, respectively).

Overview

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completions and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre-frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water-related services that support oil and gas well completion and production activities, including water network automation, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing process, and we provide chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. We believe we are the only company in the oilfield services industry that combines full life cycle water-management services with the ability to develop and provide related chemical products.

Our operations have benefited from the investments and acquisitions we have made, and we continue to invest both in our existing business and in new infrastructure and technology. When evaluating new investment decisions, we prioritize high returns on long-lived assets where applicable. One way we do this is through margin-enhancing capital expenditures, which often comprises upgrading or automating equipment in order to increase margin realization from those assets. One example of this type of investment is replacing conventional water transfer pumps with automated pumps, which lowers labor costs, increases reliability and improves environmental safeguards for our customers. Another area of focus is longer-lived infrastructure assets in areas we believe will experience consistently high levels of completion activity. We have successfully executed these types of investments both in the Bakken, through our fixed infrastructure investments there, through our GRR Acquisition in the northern Delaware Basin and with our recently announced northern Delaware Basin pipeline project. Additionally, as market opportunities continue to grow for treating and re-using produced water for new well completions, we are also focused on developing and expanding our production-related services including our existing produced water gathering infrastructure to help manage growing produced water volumes. The quality of water used for a well completion directly impacts the completion chemicals that are used in the frac fluid system. Our knowledge and expertise related to treatment, recycling and frac fluid chemistry allows us to provide our customers with sustainable solutions across a range of various water attributes.

For our Oilfield Chemicals segment, the opening of our Midland Friction Reducer production line has saved us freight and logistics cost relative to shipping this high-volume product out of our Tyler, Texas production facility. We continue to make investments in driving operational efficiencies with our in-basin manufacturing that will continue to reduce unnecessary logistics and freight cost, making us more competitive and more nimble to our customers. The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities.

We have executed these acquisitions and investments within the context of a steadily improving balance sheet. As of June 30, 2019, we have no outstanding bank debt and a net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides the Company with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

Going forward, we may pursue selected acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer and landowner relationships and industry experience and expertise.

Our Segments

Our services are offered through three operating segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, and water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of our former Wellsite Services segment.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions, including polymer slurries, crosslinkers, friction reducers, buffers breakers and other chemical technologies, to leading pressure pumping service companies in the United States. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well.

The results of our remaining service lines that were previously a part of our former Wellsite Services segment including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations are combined in the “Other” category. As of June 30, 2019, these operations have ceased, and we do not expect regular recurring revenue going forward from this segment.

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with hydraulic fracturing, provided through our Water Services and Water Infrastructure segments. We generate the majority of our revenue through customer agreements with fixed pricing terms and earn revenue when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue by providing completion, specialty chemicals and production chemicals through our Oilfield Chemicals segment. We invoice the majority of our Oilfield Chemicals customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as the customer’s needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are only incurred when we provide water and water-related services, or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $122.6 million, $140.0 million, $264.7 million and $278.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the Current Quarter to reduce operating and equipment costs, as well as selling, general and administrative costs, in order to proactively manage these expenses as a percentage of revenue.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $61.6 million, $71.1 million, $127.6 million and $139.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $20.2 million, $24.5 million, $42.5 million and $47.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $66.0 million, $69.3 million, $136.3 million and $137.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Industry Overview

During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) (Cushing) crude oil was $59.88 versus an average price of $68.07 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.56 versus an average of $2.86 for the Prior Quarter. The decline in oil and gas prices in the Current Quarter relative to the Prior Quarter has negatively impacted the pace of completions activity in 2019, relative to the Prior Period. Though oil prices have modestly recovered in recent months, many operators prepared and announced their capital budgets during a period of lower prices. With most operators appearing to prioritize free cash flow over production growth at this time, we do not see much potential upside in activity from Current Quarter levels for the second half of 2019. Additionally, capital markets, especially the IPO market, do not appear favorably disposed towards the Oil & Gas industry at this time. While we believe that the current oil prices and production profiles could lead to increased operator cash flow and additional activity in the future, current indications lead us not to anticipate large incremental sums of capital potentially entering the market to create higher demand for our services over the course of 2019.

While we cannot predict the future direction of oil or natural gas prices, our discussions with customers and the improving financial metrics of many U.S. onshore-focused operators lead us to believe that current price levels support significant capital investment by our customers over the longer term to maintain and grow oil and gas production from U.S. onshore resources. Additionally, the high rate of decline of U.S. onshore unconventional resources requires significant ongoing investment just to maintain production levels.

Trends beyond oil and natural gas prices present both support and challenges. While we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower cost in-basin sand have decreased total costs for our customers. This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells. We note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore negatively impact the total revenue opportunity.

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

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;
●	Gross Profit;
●	Gross Margins;
●	EBITDA; and
●	Adjusted EBITDA.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus/(minus) non-cash losses/(gains) on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below.

Acquisition and Divestiture Activity

As described above, we are continuously evaluating potential investments, particularly in water infrastructure and other water-related services and technology. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions are not included in our historical results of operations.

Pro Well Acquisition

On November 20, 2018, we completed our acquisition of the assets of Pro Well Testing and Wireline, Inc. (“Pro Well”). Our historical financial statements for periods prior to November 20, 2018 do not include the results of operations of Pro Well.

Affirm Divestitures

             We sold the Affirm crane and field services businesses on February 26, 2019 and June 28, 2019, respectively. We wound down the rest of Affirm during the Current Quarter. Affirm accounted for $58.9 million of revenue during 2018. Following the two divestitures, the divested operations were not included in the consolidated results of operations.

             Canadian Operations Divestitures

              On March 19, 2019, we sold over half of our Canadian operations which accounted for approximately $40.0 million of annual revenue during 2018. On April 1, 2019, we sold and wound down the rest of the Canadian operations which accounted for approximately $8.6 million of annual revenue during 2018. Following the divestitures, the divested Canadian operations were not included in the consolidated results of operations.

Sand Hauling Wind Down

During the Current Period, we wound down our sand hauling operations and sold certain of our sand hauling property and equipment. Sand hauling accounted for $37.0 million of annual revenue during 2018.

Proceeds received from Divestitures and Wind Down

During the Current Period, we received $30.1 million from divestitures and fixed asset sale activity in connection with the sale and wind down of our Affirm subsidiary and the sand hauling and Canadian operations.

Impact of Industry Conditions on Our Operating Results

Demand for oilfield services depends substantially on drilling, completion and production activity by E&P companies, which, in turn, depends largely upon the current and anticipated profitability of developing oil and natural gas reserves. Our business is directly affected by our customers’ capital spending to develop and produce oil and gas in the United States. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the development activities of most of our customers and their spending on our services in 2015 and 2016, which led to a reduction in the rates we were able to charge and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels as oil prices generally recovered; however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors. While oil prices have since improved, customers have prioritized spending within their cash flows and capital budgets, and additional volatility or declines could result in our customers cancelling or curtailing their spending on our services. In the discussion of our operating results below, we reference the fluctuations in industry conditions in connection with certain changes in our results of operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$202,011	$233,954	$(31,943)	(13.7)%
Water infrastructure	51,710	55,727	(4,017)	(7.2)%
Oilfield chemicals	63,001	64,807	(1,806)	(2.8)%
Other	7,165	38,759	(31,594)	(81.5)%
Total revenue	323,887	393,247	(69,360)	(17.6)%

Costs of revenue
Water services	155,151	176,571	(21,420)	(12.1)%
Water infrastructure	38,456	37,884	572	1.5%
Oilfield chemicals	54,051	58,500	(4,449)	(7.6)%
Other	7,447	33,119	(25,672)	(77.5)%
Depreciation and amortization	28,843	30,445	(1,602)	(5.3)%
Total costs of revenue	283,948	336,519	(52,571)	(15.6)%
Gross profit	39,939	56,728	(16,789)	(29.6)%

Operating expenses
Selling, general and administrative	27,297	26,871	426	1.6%
Depreciation and amortization	906	807	99	12.3%
Impairment of property and equipment	374	2,282	(1,908)	NM
Lease abandonment costs	183	1,973	(1,790)	(90.7)%
Total operating expenses	28,760	31,933	(3,173)	(9.9)%
Income from operations	11,179	24,795	(13,616)	(54.9)%

Other income (expense)
(Losses) gains on sales of property and equipment, net	(1,709)	2,056	(3,765)	NM
Interest expense, net	(839)	(1,342)	503	(37.5)%
Foreign currency gain (loss), net	67	(340)	407	NM
Other (expense) income, net	(59)	4	(63)	NM
Income before income tax expense	8,639	25,173	(16,534)	(65.7)%
Income tax expense	(571)	(150)	(421)	NM
Net income	$8,068	$25,023	$(16,955)	(67.8)%

Revenue

Our revenue decreased $69.4 million, or 17.6%, to $323.9 million for the Current Quarter compared to $393.2 million for the Prior Quarter. The decrease was driven by $31.6 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during the Current Period. Also impacting the decrease was $31.9 million of lower Water Services revenue, $4.0 million of lower Water Infrastructure revenue and $1.8 million of lower Oilfield Chemicals revenue discussed below. For the Current Quarter, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 62.4%, 16.0%, 19.4% and 2.2% of our total revenue, respectively, compared to 59.5%, 14.2%, 16.5%, and 9.8%, respectively, for the Prior Quarter. The 2018 adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue decrease by operating segment were as follows:

Water Services. Revenue decreased $31.9 million, or 13.7%, to $202.0 million for the Current Quarter compared to $234.0 million for the Prior Quarter. The decrease was primarily attributable to reduced activity and pricing pressures in our water transfer business.

Water Infrastructure. Revenue decreased by $4.0 million, or 7.2%, to $51.7 million for the Current Quarter compared to $55.7 million for the Prior Quarter, primarily due to reduced activity on our Bakken pipeline system, partially offset by increased revenues in the Permian.

Oilfield Chemicals. Revenue decreased $1.8 million, or 2.8%, to $63.0 million for the Current Quarter compared to $64.8 million for the Prior Quarter, primarily due to reduced demand for guar-based frac fluid systems, partially offset by increased friction reducer sales.

Other. Other revenue decreased $31.6 million, or 81.5%, to $7.2 million for the Current Quarter compared to $38.8 million in the Prior Quarter as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down as of June 30, 2019.

Costs of Revenue

Costs of revenue decreased $52.6 million, or 15.6%, to $283.9 million for the Current Quarter compared to $336.5 million for the Prior Quarter. The decrease was primarily due to $25.7 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also impacting the decrease were $21.4 million lower Water Services costs, $4.4 million lower Oilfield Chemicals costs and $1.6 million lower depreciation costs further discussed below.

Water Services. Cost of revenue decreased $21.4 million, or 12.1%, to $155.2 million for the Current Quarter compared to $176.6 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 75.5% to 76.8% due to pricing pressures we could not fully offset with cost reductions.

Water Infrastructure. Cost of revenue increased $0.6 million, or 1.5%, to $38.5 million for the Current Quarter compared to $37.9 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 68.0% to 74.4% primarily due to a decline in contribution from our high-margin Bakken pipeline system.

Oilfield Chemicals. Costs of revenue decreased $4.4 million, or 7.6%, to $54.1 million for the Current Quarter compared to $58.5 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 90.3% to 85.8% due primarily to freight cost savings from our Midland, Texas plant.

Other. Other costs decreased $25.7 million, or 77.5%, to $7.4 million for the Current Quarter compared to $33.1 million in the Prior Quarter primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.6 million, or 5.3%, to $28.8 million for the Current Quarter compared to $30.4 million for the Prior Quarter, primarily due to the divestitures discussed above.

Gross Profit

Gross profit decreased by $16.8 million, or 29.6%, to a gross profit of $39.9 million for the Current Quarter compared to a gross profit of $56.7 million for the Prior Quarter primarily due to a $10.5 million decrease in Water Services gross profit stemming from lower revenue, $5.9 million lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period, and a $4.6 million decrease to Water Infrastructure gross profit due to lower revenue and slightly higher costs. This was partially offset by $2.6 million higher Oilfield Chemicals gross profit and $1.6 million lower depreciation expense. Gross margin as a percent of revenue was 12.3% and 14.4% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 1.6%, to $27.3 million for the Current Quarter compared to $26.9 million for the Prior Quarter.

Lease Abandonment Costs

Lease abandonment costs were $0.2 million and $2.0 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to the wind-down of impaired right-of-use assets from previously abandoned properties, partially offset by sublease income. The Prior Quarter costs were primarily due to excess facility capacity stemming from the Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $0.5 million, or 37.5%, to $0.8 million during the Current Quarter compared to $1.3 million in the Prior Quarter primarily due to lower average borrowings due to paying down our debt.

Net Income

Net income decreased by $17.0 million, or 67.8%, to net income of $8.1 million for the Current Quarter compared to net income of $25.0 million for the Prior Quarter primarily due to lower Water Services and Water Infrastructure revenue, higher relative Water Infrastructure costs, and lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, as discussed above. This was partially offset by lower lease abandonment costs, lower interest expense and lower impairment expense.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$422,606	$452,184	$(29,578)	(6.5)%
Water infrastructure	105,326	109,784	(4,458)	(4.1)%
Oilfield chemicals	129,830	128,437	1,393	1.1%
Other	28,771	79,237	(50,466)	(63.7)%
Total revenue	686,533	769,642	(83,109)	(10.8)%

Costs of revenue
Water services	318,272	341,201	(22,929)	(6.7)%
Water infrastructure	79,886	77,980	1,906	2.4%
Oilfield chemicals	113,578	115,584	(2,006)	(1.7)%
Other	28,500	68,873	(40,373)	(58.6)%
Depreciation and amortization	60,361	61,327	(966)	(1.6)%
Total costs of revenue	600,597	664,965	(64,368)	(9.7)%
Gross profit	85,936	104,677	(18,741)	(17.9)%

Operating expenses
Selling, general and administrative	59,673	52,552	7,121	13.6%
Depreciation and amortization	1,906	1,348	558	41.4%
Impairment of goodwill	4,396	—	4,396	NM
Impairment of property and equipment	893	2,282	(1,389)	NM
Impairment of cost-method investment	—	2,000	(2,000)	NM
Lease abandonment costs	1,256	3,097	(1,841)	(59.4)%
Total operating expenses	68,124	61,279	6,845	11.2%
Income from operations	17,812	43,398	(25,586)	(59.0)%

Other income (expense)
(Losses) gains on sales of property and equipment, net	(6,200)	1,502	(7,702)	NM
Interest expense, net	(1,932)	(2,493)	561	(22.5)%
Foreign currency gain (loss), net	327	(740)	1,067	NM
Other income, net	210	100	110	NM
Income before income tax expense	10,217	41,767	(31,550)	(75.5)%
Income tax expense	(749)	(612)	(137)	NM
Net income	$9,468	$41,155	$(31,687)	(77.0)%

Revenue

Our revenue decreased $83.1 million, or 10.8%, to $686.5 million for the Current Period compared to $769.6 million for the Prior Period. The decrease was primarily due to $50.5 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during the Current Period. Also impacting the change was $29.6 million lower Water Services revenue and $4.5 million lower Water Infrastructure revenue, partially offset by slightly higher Oilfield Chemicals revenue discussed below. For the Current Period, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 61.6%, 15.3%, 18.9% and 4.2% of our total revenue, respectively, compared to 58.7%, 14.3%, 16.7%, and 10.3%, respectively, for the Prior Period. The 2018 adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue variances by operating segment were as follows:

Water Services. Revenue decreased $29.6 million, or 6.5%, to $422.6 million for the Current Period compared to $452.2 million for the Prior Period. The decrease was primarily due to lower water transfer and fluids hauling revenue primarily attributable to reduced activity and pricing pressure, partially offset by increases in revenues from flowback and well testing, rentals and containment.

Water Infrastructure. Revenue decreased by $4.5 million, or 4.1%, to $105.3 million for the Current Period compared to $109.8 million for the Prior Period, primarily due to reduced activity on our Bakken pipeline system.

Oilfield Chemicals. Revenue increased $1.4 million, or 1.1%, to $129.8 million for the Current Period compared to $128.4 million for the Prior Period, primarily due to higher friction reducer sales stemming from larger manufacturing capacity from our Midland, Texas plant, which more than offset the declining sale of guar related products.

Other. Other revenue decreased $50.5 million, or 63.7%, to $28.8 million for the Current Period compared to $79.2 million in the Prior Period as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down.

Costs of Revenue

Costs of revenue decreased $64.4 million, or 9.7%, to $600.6 million for the Current Period compared to $665.0 million for the Prior Period. The decrease was primarily due to $40.4 million lower costs from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also impacting the decrease was $22.9 million lower Water Services costs, primarily due to aligning our cost structure to lower revenue, further discussed below.

Water Services. Cost of revenue decreased $22.9 million, or 6.7%, to $318.3 million for the Current Period compared to $341.2 million for the Prior Period. Cost of revenue as a percent of revenue was relatively flat, moving from 75.5% to 75.3%.

Water Infrastructure. Cost of revenue increased $1.9 million, or 2.4%, to $79.9 million for the Current Period compared to $78.0 million for the Prior Period. Cost of revenue as a percent of revenue increased from 71.0% to 75.8% primarily due to a decline in contribution from our high-margin Bakken pipeline system.

Oilfield Chemicals. Costs of revenue decreased $2.0 million, or 1.7%, to $113.6 million for the Current Period compared to $115.6 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 90.0% to 87.5% due primarily to freight cost-savings from our Midland, Texas plant.

Other. Other costs decreased $40.4 million, or 58.6%, to $28.5 million for the Current Period compared to $68.9 million in the Prior Period, primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 1.6%, to $60.4 million for the Current Period compared to $61.3 million for the Prior Period.

Gross Profit

Gross profit decreased by $18.7 million, or 17.9%, to a gross profit of $85.9 million for the Current Period compared to a gross profit of $104.7 million for the Prior Period, primarily due to $10.1 million lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also impacting the decrease was $6.6 million lower gross profit from Water Services and $6.4 million lower gross profit from Water Infrastructure discussed above. These were partially offset by $3.4 million higher gross profit from Oilfield Chemicals and $1.0 million lower depreciation costs discussed above. Gross margin as a percent of revenue was 12.5% and 13.6% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.1 million, or 13.6%, to $59.7 million for the Current Period compared to $52.6 million for the Prior Period. The increase was primarily driven by increased equity incentive plan costs and severance expense in connection with the divestitures.

Lease Abandonment Costs

Lease abandonment costs were $1.3 million and $3.1 million in the Current Period and Prior Period, respectively. The Current Period costs were primarily due to Canadian lease terminations in connection with divesting and winding down the Canadian business. The Prior Period costs were primarily due to excess facility capacity stemming from the Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $0.6 million, or 22.5%, to $1.9 million during the Current Period compared to $2.5 million in the Prior Period, primarily due to lower average borrowings.

Net Income

Net income decreased by $31.7 million, or 77.0%, to net income of $9.5 million for the Current Period compared to net income of $41.2 million for the Prior Period, primarily due to $18.7 million lower gross profit stemming from divestitures and lower revenue discussed above, $7.7 million higher losses on sales of property and equipment, net and $7.1 million higher selling, general and administrative costs discussed above, partially offset by $1.8 million lower lease abandonment costs discussed above.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$8,068	$25,023	$9,468	$41,155
Interest expense	839	1,342	1,932	2,493
Income tax expense	571	150	749	612
Depreciation and amortization	29,749	31,252	62,267	62,675
EBITDA	39,227	57,767	74,416	106,935
Impairment of goodwill	—	—	4,396	—
Impairment of property and equipment	374	2,282	893	2,282
Impairment of cost-method investment	—	—	—	2,000
Lease abandonment costs	183	1,973	1,256	3,097
Non-recurring severance expenses(1)	—	—	1,680	—
Non-recurring transaction costs(2)	412	2,481	1,074	5,175
Non-cash compensation expenses	4,129	2,984	8,308	5,465
Non-cash loss on sale of assets or subsidiaries	7,314	249	13,220	1,764
Foreign currency (gain) loss	(67)	340	(327)	740
Inventory write-down	—	128	75	394
Adjusted EBITDA	$51,572	$68,204	$104,991	$127,852
(1)	These costs are due to severance payments in connection with the dissolution of our former Wellsite Services segment.
(2)	For 2018, these costs were primarily related to rebranding as a result of the Rockwater Merger.

EBITDA was $39.2 million for the Current Quarter compared to $57.8 million for the Prior Quarter. The $18.6 million decrease in EBITDA was primarily driven by a decrease of $10.5 million in Water Services gross profit, a decrease of $4.6 million in Water Infrastructure gross profit and a decrease of $5.9 million in gross profit from the operations being divested and wound down, partially offset by an increase of $2.6 million in Oilfield Chemicals gross profit. Adjusted EBITDA was $51.6 million for the Current Quarter compared to $68.2 million for the Prior Quarter. The $16.6 million decrease is primarily attributable to the items discussed above.

EBITDA was $74.4 million for the Current Period compared to $106.9 million for the Prior Period. The $32.5 million decrease in EBITDA was primarily driven by a decrease of $6.6 million in Water Services gross profit, a decrease of $6.4 million in Water Infrastructure gross profit, a decrease of $10.1 million in gross profit from the operations being divested and wound down and an increase in selling, general and administrative costs of $7.1 million, partially offset by an increase of $3.4 million in Oilfield Chemicals gross profit. Adjusted EBITDA was $105.0 million for the Current Period compared to $127.9 million for the Prior Period. The $22.9 million decrease in Adjusted EBITDA was primarily due to the $32.5 million decrease in EBITDA discussed above partially offset by an $11.5 million increase in non-cash losses on sales of assets or subsidiaries.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our members, the net proceeds from the Select 144A Offering, the net proceeds from the IPO, borrowing capacity under our current Credit Agreement and our prior credit facility and cash flows from operations. Our primary uses of capital have been to maintain our asset base, implement technological advancements, make capital expenditures to support organic growth and to fund acquisitions. Depending on market conditions and other factors, we may also issue debt and equity securities if needed.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations and borrowings under our Credit Agreement. For a discussion of the Credit Agreement, see “—Credit Agreement” below. Although we cannot provide any assurance, we believe that our operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of June 30, 2019, cash and cash equivalents totaled $23.8 million and we had approximately $240.0 million of available borrowing capacity under our Credit Agreement. As of June 30, 2019, the borrowing base under the Credit Agreement was $256.4 million, we had no outstanding borrowings and the outstanding letters of credit totaled $16.4 million. As of August 2, 2019, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $256.3 million, the outstanding letters of credit totaled $19.9 million, and the available borrowing capacity under the Credit Agreement was $236.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Net cash provided by operating activities	$74,735	$64,305	$10,430	16.2%
Net cash used in investing activities	(21,056)	(59,097)	38,041	(64.4)%
Net cash (used in) provided by financing activities	(47,234)	3,465	(50,699)	NM
Subtotal	6,445	8,673
Effect of exchange rate changes on cash and cash equivalents	136	(146)	282	NM
Net increase in cash and cash equivalents	$6,581	$8,527

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2019 and 2018

Operating Activities. Net cash provided by operating activities was $74.7 million for the Current Period, compared to $64.3 million for the Prior Period. The $10.4 million increase in net cash provided by operating activities related primarily to improved working capital management.

Investing Activities. Net cash used in investing activities was $21.1 million for the Current Period, compared to $59.1 million for the Prior Period. The $38.0 million decrease in net cash used in investing activities was primarily due to $25.3 million received from divestitures, a $6.6 million increase in cash proceeds from sales of property and equipment, primarily related to the wind down of Affirm and the sand hauling and Canadian operations, a $5.5 million reduction in purchases of property and equipment and $0.7 million of working capital receipts from the 2018 Pro Well acquisition.

Financing Activities. Net cash used in financing activities was $47.2 million for the Current Period compared to $3.5 million provided by financing activities by for the Prior Period. The increase in cash used in financing activities was primarily due to $45 million of net debt repayments during the Current Period.

Credit Agreement

On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, we have the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the Closing.

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

Borrowings under the Credit Agreement bear interest, at Select LLC’s election, at either the (a) one-, two-, three- or six-month LIBOR (“Eurocurrency Rate”) or (b) the greatest of (i) the federal funds rate plus 0.5%, (ii) the one-month Eurocurrency Rate plus 1.0% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Eurocurrency Rate loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Credit Agreement. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Agreement will bear interest at 2.00% plus the otherwise applicable interest rate.

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

We were in compliance with all debt covenants as of June 30, 2019.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of June 30, 2019.

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

Off-Balance-Sheet Arrangements

As of June 30, 2019, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2019, we had no outstanding borrowings under our Credit Agreement. As of August 2, 2019, we had no outstanding borrowings and approximately $236.4 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We are exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary, acquired in the Rockwater Merger, which designated the Canadian dollar as its functional currency. With the recent divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory-installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company-wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are unable to predict at this time whether any administrative, civil or criminal charges will be brought against us, although we have learned that we may be the target of a criminal investigation, and it is possible that other individuals or we could become targets. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter. Although we are unable to predict the timing or outcome of this investigation, we note that in similar circumstances, the EPA has imposed fines of up to $7,200 per altered vehicle and has also required the responsible party to disgorge any financial benefit that it may have derived.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
April 1, 2019 to April 30, 2019	2,573	$11.45
May 1, 2019 to May 31, 2019	16,172	11.35
June 1, 2019 to June 30, 2019	7,971	$10.95
	26,716

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

3.1

Fourth Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. dated as of May 10, 2019 (incorporated by reference herein to Exhibit 3.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019).

3.2

Second Amended and Restated Bylaws of Select Energy Services, Inc. dated as of May 10, 2019 (incorporated by reference herein to Exhibit 3.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019).

**†10.1	Employment Agreement between Mitchell Shauf and Select Energy Services, LLC, dated January 14, 2019.

31.1	Certification of Chief Executive Officer required by Rules 13a14 and 15d14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a14 and 15d14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

** Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: August 7, 2019	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer