Form 10-Q
period 2019-09-30
Select Energy Services, Inc.
filed 2019-11-07
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, the registrant had 85,907,211 shares of Class A common stock and 18,461,975 shares of Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42,999	$17,237
Accounts receivable trade, net of allowance for doubtful accounts of $5,392 and $5,329, respectively	310,730	341,711
Accounts receivable, related parties	5,493	1,119
Inventories	39,613	44,992
Prepaid expenses and other current assets	26,233	27,093
Total current assets	425,068	432,152
Property and equipment	1,084,096	1,114,378
Accumulated depreciation	(617,740)	(611,530)
Property and equipment held-for-sale, net	890	—
Total property and equipment, net	467,246	502,848
Right-of-use assets	73,138	—
Goodwill	266,934	273,801
Other intangible assets, net	139,969	148,377
Other assets	4,502	3,427
Total assets	$1,376,857	$1,360,605
Liabilities and Equity
Current liabilities
Accounts payable	$38,530	$53,847
Accrued accounts payable	51,209	62,536
Accounts payable and accrued expenses, related parties	3,297	5,056
Accrued salaries and benefits	25,761	22,113
Accrued insurance	13,367	14,849
Sales tax payable	1,185	5,820
Accrued expenses and other current liabilities	12,784	14,560
Current operating lease liabilities	19,488	—
Current portion of finance lease obligations	248	938
Total current liabilities	165,869	179,719
Long-term operating lease liabilities	72,672	16,752
Other long-term liabilities	12,197	8,361
Long-term debt	—	45,000
Total liabilities	250,738	249,832
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized; 86,321,013 and 78,956,555 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	863	790
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized; 18,461,975 and 26,026,843 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	185	260
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	893,293	813,599
Retained earnings	31,367	18,653
Accumulated other comprehensive deficit	—	(368)
Total stockholders’ equity	925,708	832,934
Noncontrolling interests	200,411	277,839
Total equity	1,126,119	1,110,773
Total liabilities and equity	$1,376,857	$1,360,605

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Water services	$196,782	$233,503	$619,388	$685,687
Water infrastructure	63,953	65,878	169,279	175,662
Oilfield chemicals	67,932	63,985	197,762	192,422
Other	301	33,604	29,072	112,841
Total revenue	328,968	396,970	1,015,501	1,166,612
Costs of revenue
Water services	153,741	177,643	472,013	518,844
Water infrastructure	46,748	42,324	126,634	120,304
Oilfield chemicals	57,357	56,473	170,935	172,057
Other	1,865	29,280	30,365	98,153
Depreciation and amortization	28,263	31,853	88,624	93,180
Total costs of revenue	287,974	337,573	888,571	1,002,538
Gross profit	40,994	59,397	126,930	164,074
Operating expenses
Selling, general and administrative	27,280	25,110	86,953	77,662
Depreciation and amortization	952	984	2,858	2,332
Impairment of goodwill	—	—	4,396	—
Impairment of property and equipment	49	—	942	2,282
Impairment of cost-method investment	—	—	—	2,000
Lease abandonment costs	238	1,045	1,494	4,142
Total operating expenses	28,519	27,139	96,643	88,418
Income from operations	12,475	32,258	30,287	75,656
Other income (expense)
(Losses) gains on sales of property and equipment, net	(2,033)	1,458	(8,233)	2,959
Interest expense, net	(438)	(1,322)	(2,370)	(3,815)
Foreign currency (loss) gain, net	(59)	248	268	(492)
Other (expense) income, net	(272)	40	(62)	140
Income before income tax expense	9,673	32,682	19,890	74,448
Income tax expense	(2,501)	(1,415)	(3,250)	(2,027)
Net income	7,172	31,267	16,640	72,421
Less: net income attributable to noncontrolling interests	(1,793)	(8,316)	(3,926)	(22,409)
Net income attributable to Select Energy Services, Inc.	$5,379	$22,951	$12,714	$50,012

Net income per share attributable to common stockholders (Note 16):
Class A—Basic	$0.07	$0.29	$0.16	$0.69
Class A-2—Basic	$—	$—	$—	$0.69
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 16):
Class A—Diluted	$0.07	$0.29	$0.16	$0.69
Class A-2—Diluted	$—	$—	$—	$0.69
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$7,172	$31,267	$16,640	$72,421
Other comprehensive income
Foreign currency translation adjustment, net of tax of $0	380	131	368	(319)
Comprehensive income	7,552	31,398	17,008	72,102
Less: comprehensive income attributable to noncontrolling interests	(1,888)	(8,351)	(4,013)	(22,310)
Comprehensive income attributable to Select Energy Services, Inc.	$5,664	$23,047	$12,995	$49,792

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2019 and 2018

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Deficit)	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
Conversion of Class B to Class A	7,564,868	75	—	—	(7,564,868)	(75)	—	—	82,706	—	—	82,706	(82,706)	—
ESPP shares issued	8,746	—	—	—	—	—	—	—	79	—	—	79	1	80
Equity-based compensation	—	—	—	—	—	—	—	—	9,045	—	—	9,045	2,829	11,874
Issuance of restricted shares	1,391,479	14	—	—	—	—	—	—	3,590	—	—	3,604	(3,604)	—
Exercise of restricted stock units	1,250	—	—	—	—	—	—	—	4	—	—	4	(4)	—
Stock options exercised	5,282	—	—	—	—	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(1,597,150)	(16)	—	—	—	—	—	—	(15,886)	—	—	(15,902)	2,501	(13,401)
Restricted shares forfeited	(10,017)	—	—	—	—	—	—	—	(36)	—	—	(36)	36	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(349)	(349)
NCI income tax adjustment	—	—	—	—	—	—	—	—	89	—	—	89	(89)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19	—	368	387	85	472
Net income	—	—	—	—	—	—	—	—	—	12,714	—	12,714	3,926	16,640
Balance as of September 30, 2019	86,321,013	$863	—	$—	18,461,975	$185	—	$—	$893,293	$31,367	$—	$925,708	$200,411	$1,126,119

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Deficit)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	$592	6,731,845	$67	40,331,989	$404	—	$—	$673,141	$(17,859)	$302	$656,647	$406,722	$1,063,369
Conversion of Class A-2 to Class A	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A	14,305,146	144	—	—	(14,305,146)	(144)	—	—	146,865	—	—	146,865	(146,865)	—
ESPP shares issued	6,413	—	—	—	—	—	—	—	99	—	—	99	(13)	86
Equity-based compensation	—	—	—	—	—	—	—	—	5,543	—	—	5,543	2,487	8,030
Issuance of restricted shares	438,182	4	—	—	—	—	—	—	2,321	—	—	2,325	(2,325)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	79,333	1	—	—	—	—	—	—	1,018	—	—	1,019	(374)	645
Repurchase of common stock	(62,777)	(1)	(6)	—	—	—	—	—	(803)	—	—	(804)	(73)	(877)
Restricted shares forfeited	(49,638)	—	—	—	—	—	—	—	(380)	—	—	(380)	379	(1)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(506)	(506)
NCI income tax adjustment	—	—	—	—	—	—	—	—	229	—	—	229	(229)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(319)	(319)	(176)	(495)
Net income	—	—	—	—	—	—	—	—	—	50,012	—	50,012	22,409	72,421
Balance as of September 30, 2018	80,658,534	$807	—	$—	26,026,843	$260	—	$—	$828,137	$32,153	$(17)	$861,340	$281,332	$1,142,672

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2019 and 2018

(unaudited)

(in thousands, except share data)

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Deficit)	Equity	Interests	Total
Balance as of June 30, 2019	80,176,078	$802	—	$—	26,026,843	$260	—	$—	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848
Conversion of Class B to Class A	7,564,868	75	—	—	(7,564,868)	(75)	—	—	82,706	—	—	82,706	(82,706)	—
ESPP shares issued	3,079	—	—	—	—	—	—	—	21	—	—	21	3	24
Equity-based compensation	—	—	—	—	—	—	—	—	2,774	—	—	2,774	792	3,566
Issuance of restricted shares	17,549	—	—	—	—	—	—	—	41	—	—	41	(41)	—
Exercise of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	5,282	—	—	—	—	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(1,444,648)	(14)	—	—	—	—	—	—	(14,347)	—	—	(14,361)	2,476	(11,885)
Restricted shares forfeited	(1,195)	—	—	—	—	—	—	—	(13)	—	—	(13)	13	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(124)	(124)
NCI income tax adjustment	—	—	—	—	—	—	—	—	40	—	—	40	(40)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19	—	380	399	89	488
Net income	—	—	—	—	—	—	—	—	—	5,379	—	5,379	1,793	7,172
Balance as of September 30, 2019	86,321,013	$863	—	$—	18,461,975	$185	—	$—	$893,293	$31,367	$—	$925,708	$200,411	$1,126,119

	Class A		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders				Other
		Class A		Class A-2		Class B			Additional		Comprehensive	Total
		Common		Common		Common		Preferred	Paid-In	Retained	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	(Deficit)	Equity	Interests	Total
Balance as of June 30, 2018	77,298,660	$773	—	$—	29,383,320	$294	—	$—	$790,699	$9,202	$(148)	$800,820	$307,991	$1,108,811
Conversion of Class B to Class A	3,356,477	34	—	—	(3,356,477)	(34)	—	—	35,062	—	—	35,062	(35,062)	—
ESPP shares issued	2,427	—	—	—	—	—	—	—	49	—	—	49	(17)	32
Equity-based compensation	—	—	—	—	—	—	—	—	1,926	—	—	1,926	639	2,565
Issuance of restricted shares	7,587	—	—	—	—	—	—	—	60	—	—	60	(60)	—
Stock options exercised	42,124	—	—	—	—	—	—	—	642	—	—	643	(375)	268
Repurchase of common stock	(17,743)	—	—	—	—	—	—	—	(220)	—	—	(221)	1	(220)
Restricted shares forfeited	(30,998)	—	—	—	—	—	—	—	(310)	—	—	(310)	309	(1)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	(226)	(226)
NCI income tax adjustment	—	—	—	—	—	—	—	—	229	—	—	229	(229)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	131	131	45	176
Net income	—	—	—	—	—	—	—	—	—	22,951	—	22,951	8,316	31,267
Balance as of September 30, 2018	80,658,534	$807	—	$—	26,026,843	$260	—	$—	$828,137	$32,153	$(17)	$861,340	$281,332	$1,142,672

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$16,640	$72,421
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,482	95,512
Net loss (gain) on disposal of property and equipment	4,971	(2,959)
Bad debt expense	1,764	1,430
Amortization of debt issuance costs	516	516
Inventory write-down	228	430
Equity-based compensation	11,874	8,030
Impairment of goodwill	4,396	—
Impairment of property and equipment	942	2,282
Impairment of cost-method investment	—	2,000
Loss on divestitures	3,262	—
Other operating items, net	259	971
Changes in operating assets and liabilities
Accounts receivable	14,835	(46,010)
Prepaid expenses and other assets	9,774	(7,950)
Accounts payable and accrued liabilities	(18,727)	(2,043)
Net cash provided by operating activities	142,216	124,630
Cash flows from investing activities
Working capital settlement	691	—
Proceeds received from divestitures	24,927	—
Purchase of property and equipment	(86,374)	(109,500)
Acquisitions, net of cash received	(10,400)	(1,953)
Proceeds received from sales of property and equipment	13,958	9,363
Net cash used in investing activities	(57,198)	(102,090)
Cash flows from financing activities
Borrowings from revolving line of credit	5,000	45,000
Payments on long-term debt	(50,000)	(55,000)
Payments of finance lease obligations	(743)	(1,517)
Proceeds from share issuance	110	731
Distributions to noncontrolling interests, net	(349)	(506)
Repurchase of common stock	(13,401)	(877)
Net cash used in financing activities	(59,383)	(12,169)
Effect of exchange rate changes on cash	127	(95)
Net increase in cash and cash equivalents	25,762	10,276
Cash and cash equivalents, beginning of period	17,237	2,774
Cash and cash equivalents, end of period	$42,999	$13,050
Supplemental cash flow disclosure:
Cash paid for interest	$2,421	$3,356
Cash paid (refunds received) for income taxes	$1,675	$(1,750)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$13,442	$23,689

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

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completion and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre-frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water-related services that support oil and gas well completion and production activities, including water network automation, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing and water recycling process, and we provide chemicals needed by our customers to help increase oil and gas production and lower costs over the life of a well. We believe we are the only company in the oilfield services industry that combines full life cycle water-management services with the ability to develop and provide related chemical products.

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

Exchange rights: Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), Legacy Owner Holdco and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A Common Stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A Common Stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class

A Common Stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B Common Stock will be cancelled. During the Current Quarter and Current Period (each as defined below), 7,564,868 SES Holdings LLC Units were exchanged for 7,564,868 shares of Class A Common Stock, and 7,564,868 shares of Class B Common Stock were cancelled.

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

This Form 10-Q relates to the three and nine months ended September 30, 2019 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2018 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 1, 2019, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of September 30, 2019, the Company had one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

Segment reporting: The Company has three operating and reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals, following its decision in the first quarter of 2019 to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its subsidiary Affirm Oilfield Services, LLC (“Affirm”), its sand hauling operations and Canadian operations.

The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Our Oilfield Chemicals customers are primarily pressure pumpers, along with major integrated and independent oil and gas producers.

The results of our divested service lines that were previously a part of the former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations, are combined in the “Other” category.

The unaudited interim consolidated financial statements in this report reflect our new segment structure, and the statements of operations, statements of comprehensive income and statements of cash flows for the three and nine months ended September 30, 2018 have been restated to reflect our new segment structure.

Substantially complete liquidation: During the Current Quarter, the Company substantially completed liquidating our Canadian subsidiary and transferred $0.4 million from cumulative translation adjustment to (losses)/gains on sales of property and equipment, net.

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

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to 16 disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2019
(in thousands)
Balance at beginning of Current Period	$1,898
Accretion expense, included in depreciation and amortization expense	86
Change in estimate	—
Divestitures	(210)
Balance at end of Current Period	$1,774

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard is not expected to have a material impact to the Company’s financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

Well Chemical Services Acquisition

On September 30, 2019, the Company acquired a well chemical services business (“WCS”), formerly a division of Baker Hughes Company, for $10.4 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expands the Company’s service offerings in oilfield water treatment across the full life-cycle of water, from pre-frac treatment through re-use and recycling.

The WCS Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. The assets acquired and liabilities assumed are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$10,400
Total consideration transferred	10,400
Less: identifiable assets acquired and liabilities assumed
Inventory	6,287
Property and equipment	3,713
Intangible assets	500
Current liabilities	(100)
Total identifiable net assets acquired	10,400
Fair value allocated to net assets acquired	$10,400

Pro Well Acquisition

On November 20, 2018, the Company acquired Pro Well Testing and Wireline, Inc. (“Pro Well”) with an initial payment of $12.4 million, funded with cash on hand (the “Pro Well Acquisition”). During March 2019, upon final settlement, the purchase price was revised to $11.8 million.

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

Date of Divestiture	Entity	Initial Net Proceeds	Working Capital True Up	Adjusted Net Proceeds		Working Capital Status at September 30, 2019	(Gain)/loss for the nine months ended September 30, 2019
		(in thousands)
February 26, 2019	Affirm	$10,982	$92	$	To be determined	Not Final	$(92)
June 28, 2019	Affirm	6,968	—		6,968	Final	(1,646)
March 19, 2019	Canada	4,975	(189)		4,786	Final	4,900
April 1, 2019	Canada	2,242	—		2,242	Final	101

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

The following factors are applicable to all three of the Company’s segments for the first nine months of 2019 and 2018, respectively:

●	The vast majority of customer agreements are short-term, lasting less than one year.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the products delivered to date.
●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for doubtful accounts. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of September 30, 2019, the Company had four contracts in place lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for doubtful accounts. Customer returns are rare and immaterial and there were no in-process customer agreements as of September 30, 2019 lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2019, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Geographic Region
Permian Basin	$158,609	$166,330	$469,391	$449,113
MidCon	45,522	58,275	152,500	187,300
Eagle Ford	44,694	46,895	124,453	135,923
Bakken	20,052	41,673	66,195	120,934
Marcellus/Utica	21,330	37,110	79,781	106,129
Rockies	21,045	23,228	64,981	85,908
Haynesville/E. Texas	18,322	13,319	53,918	43,328
All other/eliminations	(606)	10,140	4,282	37,977
Total	$328,968	$396,970	$1,015,501	$1,166,612

In the Water Services segment, the top three revenue producing regions are the Permian Basin, MidCon and Eagle Ford, which collectively comprised 75%, 73%, 75% and 71% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top two revenue producing regions are the Permian Basin and Bakken, which collectively comprised 84%, 85%, 83% and 84% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top two revenue producing regions are the Permian Basin and MidCon, which collectively comprised 79%, 81%, 77% and 76% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—LEASES

As of September 30, 2019, the Company was the lessee for approximately 576 operating leases with durations greater than a year, approximately 16 subleases, approximately 41 finance leases, and is the lessor for three owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. In addition to normal lease activity, the four Affirm and Canadian divestitures occurring in the Current Period included the assignment of leases to the buyers. The assigned leases impacted expenses during the Current Period, but were not included in the September 30, 2019 consolidated balance sheet.

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

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $0.3 million and $1.1 million during the Current Quarter and Current Period, respectively.

The Company previously had an $18.8 million lease obligation associated with certain exit and disposal activities in connection with approximately 17 abandoned facility leases as of December 31, 2018. Upon adopting the new lease standard, the former exit-disposal cease use liability was reclassified and factored into the initial right-of-use (“ROU”) asset impairment calculation.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	As of September 30, 2019
		(in thousands)
Assets
ROU Assets(1)	Long-term right-of-use assets	$73,138
Finance lease assets(2)	Property and equipment	386
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$19,488
Operating lease liabilities ― LT(3)	Long-term operating lease liabilities	72,672
Finance lease liabilities ― ST	Current portion of finance lease obligations	248
Finance lease liabilities ― LT	Other long term liabilities	108
(1)	Net of impairment of $16.9 million.
(2)	Net of accumulated amortization of $1.5 million.

(3)	The $16.8 million on the consolidated balance sheet as of December 31, 2018 represented long-term lease liabilities in connection with the exit-disposal rules prior to adopting the new lease standard.

		Three Months Ended	Nine months ended
Statements of Operations and Cash Flows	Classification	September 30, 2019	September 30, 2019
		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$6,242	$21,392
Lease abandonment costs	Lease abandonment costs	238	1,494

Short-term agreements:	Cost of revenue	$25,611	$73,423

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$54	$791
Interest on lease liabilities	Interest expense, net	14	21

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$393	$1,155
Lessor income	Cost of sales	184	364

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$7,689	$23,646
Cash paid for finance leases lease interest	Operating cash flows	14	21
Cash paid for finance leases	Financing cash flows	194	743

Long Term and Discount Rate	As of September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	1.4
Weighted-average discount rate
Operating leases	5.3%
Finance leases	5.2%

The Company has the following operating and finance lease commitments as of September 30, 2019:

Period	Operating Leases(1) (2)	Finance Leases	Total
	(in thousands)
October 2019 through December 2019	$7,197	$144	$7,341
2020	22,079	135	22,214
2021	15,371	89	15,460
2022	12,039	—	12,039
2023	10,141	—	10,141
Thereafter	48,287	—	48,287
Total minimum lease payments	$115,114	$368	$115,482

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Short-term leases excluded from balance sheet	694	—	694
Imputed interest	22,260	12	22,272
Total reconciling items	22,954	12	22,966
Total liabilities per balance sheet	92,160	356	92,516
(1)	This table excludes sublease and lessor income of $0.5 million from October 2019 to December 2019, $1.4 million during 2020, $0.4 million during 2021 and $0.1 million during 2022.
(2)	This table excludes two leases signed by the Company with commencement dates anticipated being established in calendar year 2020, for which the Company expects to pay approximately $9.6 million in total lease costs over ten years.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$12,873	$15,219
Finished goods	26,280	28,540
Materials and supplies	460	1,233
	$39,613	$44,992

During the Current Quarter, the Company added $6.3 million of finished goods inventory from the purchase of WCS (see Note 3). During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for less than $0.1 million, $0.4 million, $0.2 million and $0.4 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Land	$16,030	$17,799
Buildings and leasehold improvements	107,894	106,626
Vehicles and equipment	57,774	83,435
Vehicles and equipment - finance lease	1,526	1,833
Machinery and equipment	732,184	758,528
Machinery and equipment - finance lease	48	532
Computer equipment and software	18,777	15,775
Computer equipment and software - finance lease	356	356
Office furniture and equipment	4,650	4,612
Disposal wells	64,962	64,038
Other	497	497
Construction in progress	79,398	60,347
	1,084,096	1,114,378
Less accumulated depreciation(1)	(617,740)	(611,530)
Property and equipment held-for-sale	890	—
Total property and equipment, net	$467,246	$502,848
(1)	Includes $1.5 million and $1.3 million of accumulated depreciation related to finance leases as of September 30, 2019 and December 31, 2018, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 8 is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Category
Depreciation expense from property and equipment	$26,163	$29,505	$81,698	$84,181
Amortization expense from finance leases	54	293	791	1,037
Amortization expense from intangible assets	2,998	3,039	8,993	10,294
Total depreciation and amortization	$29,215	$32,837	$91,482	$95,512

Property and Equipment Held-for-Sale and Impairments

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its Affirm subsidiary, its sand hauling operations and its Canadian operations. This decision led us to classify the property and equipment of these business as held-for-sale. All operations have been wound down, with $0.9 million remaining in held-for-sale as of September 30, 2019. The table below shows the property and equipment sold and divested as follows:

		Net Book Value of Property and
Type of sale event	Business	Equipment Sold or Divested
		(in thousands)
Business divestitures	Affirm subsidiary	$11,275
Property and equipment sales	Affirm subsidiary	1,339
Business divestitures	Canadian operations	7,372
Property and equipment sales	Canadian operations	388
Property and equipment sales	Sand hauling operations	3,030
Total property and equipment sold and divested		$23,404

During the Current Period, the Company recorded an impairment of $0.9 million of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds. In addition, during the Current Period, the net loss on divestitures and sales of property and equipment held-for-sale was $3.5 million.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12). During the first quarter of 2019, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from reporting units in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments. The changes in the carrying amounts of goodwill by reportable segment as of September 30, 2019 and December 31, 2018 are as follows:

	Oilfield	Water	Wellsite	Water	Water
	Chemicals	Solutions	Services	Services	Infrastructure	Other	Total
	(in thousands)
Balance as of December 31, 2017	$15,637	$245,542	$12,242	$—	$—	$—	$273,421
Additions	—	982	—	—	—	—	982
Impairment	(12,652)	—	(5,242)	—	—	—	(17,894)
Measurement period adjustments	(2,985)	20,277	—	—	—	—	17,292
Balance as of December 31, 2018	—	266,801	7,000	—	—	—	273,801
Resegmentation	—	(266,801)	(7,000)	186,335	80,466	7,000	—
Measurement period adjustment(1)	—	—	—	133	—	—	133
Affirm crane business divestiture	—	—	—	—	—	(2,604)	(2,604)
Affirm impairment	—	—	—	—	—	(4,396)	(4,396)
Balance as of September 30, 2019	$—	$—	$—	$186,468	$80,466	$—	$266,934
(1)	2019 measurement period adjustment related to the Pro Well working capital settlement. See Note 3.

The components of other intangible assets, net as of September 30, 2019 and December 31, 2018 are as follows:

	As of September 30, 2019			As of December 31, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,578	$17,966	$98,612	$171,245	$66,402	$104,843
Patents	10,110	2,169	7,941	10,110	1,417	8,693
Other	7,516	4,573	2,943	7,234	2,866	4,368
Total definite-lived	134,204	24,708	109,496	188,589	70,685	117,904
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	23,442	—	23,442	23,442	—	23,442
Total indefinite-lived	30,473	—	30,473	30,473	—	30,473

Total other intangible assets, net	$164,677	$24,708	$139,969	$219,062	$70,685	$148,377

The weighted average amortization period for customer relationships, patents, and other definite lived assets was 11.0 years, 8.0 years, and 2.2 years, respectively, as of September 30, 2019. See Note 7 for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2019	$2,989
2020	11,661
2021	10,478

2022	10,263
2023	10,192
Thereafter	63,913
$109,496

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

The Company had no borrowings and $45.0 million outstanding under the Credit Agreement as of September 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate of outstanding borrowings under the Credit Agreement was 4.256% as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the borrowing base under the Credit Agreement was $228.4 million and $270.5 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $19.9 million and $20.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $208.5 million as of September 30, 2019.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2019 and December 31, 2018 were $2.1 million and $2.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.5 million and $0.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2019.

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

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2019
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,865,678	$16.00	4.9	$19
Granted	—	—
Exercised	(5,282)	5.68
Forfeited	(12,459)	17.83
Expired	(32,638)	21.85
Ending balance, outstanding	3,815,299	$15.96	4.5	$71
Ending balance, exercisable	3,369,567	$15.27	4.0	$71
Nonvested at end of period	445,732	$21.15

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $8.66 and $6.32 as of September 30, 2019 and December 31, 2018, respectively.

The Company recognized $1.0 million, $1.2 million, $3.4 million and $3.9 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2019, there was $1.2 million of unrecognized equity-based compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of one year.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.3 million, $1.1 million, $6.3 million and $3.2 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2019, there was $11.5 million of unrecognized compensation expense with a weighted-average remaining life of 1.5 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2019
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2018	496,945	$19.02
Granted	1,391,479	8.80
Vested	(259,989)	18.81
Forfeited	(10,532)	19.79
Nonvested at September 30, 2019	1,617,903	$10.26

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2019
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2018	2,500	$19.00
Granted	—	—
Vested	(1,250)	19.00
Nonvested at September 30, 2019	1,250	$19.00

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

The grant date fair value of PSUs granted during 2018 was $5.9 million and the grant fair value of PSUs granted during the Current Period was $7.0 million. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.1 million, $0.1 million, $1.8 million and $0.7 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2019, the fair value of outstanding PSUs issued was $8.9 million. The unrecognized compensation cost related to our unvested PSUs is estimated to be $5.4 million and is expected to be recognized over a weighted-average period of 1.6 years as of September 30, 2019.

The following table summarizes the information about the performance share units outstanding as of September 30, 2019:

Performance Share Units
Nonvested as of December 31, 2018	255,364
Target shares granted	778,118
Target shares vested	—
Target shares forfeited	(9,442)
Target shares outstanding as of September 30, 2019	1,024,040

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

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%

(1)	The stock price at vesting date equals the greater of (i) the fair market value of a share of the Class A Common Stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Class A Common Stock, as reported on the New York Stock Exchange, for the 30 trading days preceding the vesting date.

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

The Company recognized stock compensation expense of $0.1 million, $0.1 million, $0.4 million and $0.2 million related to the stock-settled incentive awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The unrecognized compensation cost related to our unvested stock-settled incentive awards is estimated to be $0.4 million and is expected to be recognized over approximately eight months as of September 30, 2019.

The following table summarizes the information about the stock-settled incentive awards outstanding as of September 30, 2019:

		Award Value
	Value at Target	Being Recognized
Nonvested as of December 31, 2018	$3,147	$1,202
Granted during 2019	—	—
Forfeited during 2019	(210)	(80)
Nonvested as of September 30, 2019	$2,937	$1,122

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

The following table summarizes ESPP activity (in thousands, except shares):

For the nine months ended
September 30, 2019
Cash received for shares issued	$80
Shares issued	8,746

Share Repurchases

During the Current Quarter and Current Period, the Company repurchased 1,443,409 and 1,525,501 shares, respectively, of Class A Common Stock in the open market and repurchased 1,239 and 71,649 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were was accounted for as a decrease to paid-in-capital of $15.9 million and a decrease to Class A Common Stock of approximately $16,000. In the Prior Quarter and Prior Period, there were no open market repurchases; however, the Company purchased 17,743 and 62,277 shares, respectively, in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2019 or the year ended December 31, 2018. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2019.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)
Affirm goodwill	$—	$—	$—	$4,396	$4,396
Property and equipment	—	—	4,770	5,712	942
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2019 and December 31, 2018, due to the short-term maturity of these instruments. The carrying value of bank debt as of December 31, 2018 approximated fair value due to variable market rates of interest. The fair value of bank debt as of December 31, 2018, which is a Level 3 measurement, was estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices are not available. The Company did not have any bank debt as of September 30, 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange. The Affirm goodwill impairment was based on the Company’s estimate as of March 31, 2019 of fair value based on the expected proceeds to sell the remaining property and equipment utilizing Level 3 inputs. The property and equipment impairment during the Current Period was based on the expected proceeds from selling a portion of the remaining Canadian property and equipment utilizing Level 3 inputs.

NOTE 13—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties. For more information regarding the Company’s policies and procedures for review of related party transactions, see the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the SEC on March 22, 2019.

During the Current Quarter, sales to related parties were $3.5 million and purchases from related-party vendors were $3.2 million. These purchases consisted of $0.6 million relating to purchases of property and equipment, $2.3 million relating to the rental of certain equipment or other services used in operations and $0.3 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $2.7 million and purchases from related-party vendors were $5.2 million. These purchases consisted of $1.0 million relating to purchases of property and equipment, $4.0 million relating to the rental of certain equipment or other services used in operations and $0.2 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $10.8 million and purchases from related-party vendors were $15.6 million. These purchases consisted of $2.5 million relating to purchases of property and equipment, $11.8 million relating to the rental of certain equipment or other services used in operations and $1.3 million relating to management, consulting and other services.

During the Prior Period, sales to related parties were $6.3 million and purchases from related-party vendors were $12.7 million. These purchases consisted of $3.5 million relating to purchases of property and equipment, $0.3 million relating to inventory and consumables, $7.8 million relating to the rental of certain equipment or other services used in operations and $1.1 million relating to management, consulting and other services.

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

NOTE 14—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Current income tax expense	$2,115	$1,421	$2,698	$2,043
Deferred income tax expense (benefit)	386	(6)	552	(16)
Total income tax expense	$2,501	$1,415	$3,250	$2,027
Effective Tax Rate	25.9%	4.3%	16.3%	2.7%

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$2,423	$3,273
Noncontrolling interests attributable to holders of Class B Common Stock	197,988	274,566
Total noncontrolling interests	$200,411	$277,839

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the Current Period and Prior Period, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Net income attributable to Select Energy Services, Inc.	$12,714	$50,012
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital as a result of stock option exercises	54	374
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	3,568	1,946
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	4	104
(Decrease) increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(2,501)	73
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	82,706	146,865
(Decrease) increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	(1)	13
Change to equity from net income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$96,544	$199,387

NOTE 16—EARNINGS PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,956,610, 2,682,883, 2,956,837 and 1,856,550 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Select Energy				Select Energy
	Services, Inc.	Class A	Class A-2	Class B	Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$7,172				$31,267
Net income attributable to noncontrolling interests	(1,793)				(8,316)
Net income attributable to Select Energy Services, Inc. — basic	5,379	$5,379	$—	$—	22,951	$22,951	$—	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	7	7	—	—	4	4	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	—	15	15	—	—
Net income attributable to Select Energy Services, Inc. — diluted	$5,387	$5,387	$—	$—	$22,970	$22,970	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		79,468,991	—	24,513,654		78,896,373	—	27,239,419
Dilutive effect of restricted stock		339,911	—	—		55,858	—	—
Dilutive effect of stock options		28,575	—	—		188,179	—	—
Dilutive effect of ESPP		104	—	—		92	—	—
Weighted-average shares of common stock outstanding — diluted		79,837,581	—	24,513,654		79,140,502	—	27,239,419
Earnings per share:
Basic		$0.07	$—	$—		$0.29	$—	$—
Diluted		$0.07	$—	$—		$0.29	$—	$—

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Select Energy				Select Energy
	Services, Inc.	Class A	Class A-2	Class B	Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$16,640				$72,421
Net income attributable to noncontrolling interests	(3,926)				(22,409)
Net income attributable to Select Energy Services, Inc. — basic	12,714	$12,714	$—	$—	50,012	$48,523	$1,489	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	15	15	—	—	8	10	(2)	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	3	3	—	—	22	27	(5)	—
Net income attributable to Select Energy Services, Inc. — diluted	$12,732	$12,732	$—	$—	$50,042	$48,560	$1,482	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		78,848,939	—	25,516,904		69,929,330	2,145,311	33,994,800
Dilutive effect of restricted stock		358,503	—	—		95,822	—	—
Dilutive effect of stock options		60,174	—	—		285,606	—	—
Dilutive effect of ESPP		299	—	—		94	—	—
Weighted-average shares of common stock outstanding — diluted		79,267,915	—	25,516,904		70,310,852	2,145,311	33,994,800
Earnings per share:
Basic		$0.16	$—	$—		$0.69	$0.69	$—
Diluted		$0.16	$—	$—		$0.69	$0.69	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, water treatment and water network automation. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells.

Oilfield Chemicals — The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Our Oilfield Chemicals customers are primarily pressure pumpers, along with major integrated and independent oil and gas producers.

The results of our divested service lines that were previously a part of the former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$196,772	$13,787	$19,418	$10,061
Water infrastructure	63,953	8,234	6,410	13,873
Oilfield chemicals	67,933	5,514	2,435	3,162
Other	310	(2,347)	—	—
Eliminations	—	—	—	—
Income from operations		25,188
Corporate	—	(12,713)	952	—
Interest expense, net	—	(438)	—	—
Other income, net	—	(2,364)	—	—
	$328,968	$9,673	$29,215	$27,096

	For the three months ended September 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$233,603	$25,978	$19,987	$30,033
Water infrastructure	65,886	14,224	5,960	11,019
Oilfield chemicals	64,206	2,824	2,115	2,585
Other	33,817	(1,651)	3,791	1,493
Eliminations	(542)	—	—	—
Income from operations		41,375
Corporate	—	(9,117)	984	—
Interest expense, net	—	(1,322)	—	—
Other income, net	—	1,746	—	—
	$396,970	$32,682	$32,837	$45,130

	For the nine months ended September 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$620,649	$53,681	$61,704	$32,676
Water infrastructure	169,288	15,237	18,571	42,653
Oilfield chemicals	198,049	11,951	6,635	6,514
Other	33,383	(8,197)	1,714	64
Eliminations	(5,868)	—	—	—
Income from operations		72,672
Corporate	—	(42,385)	2,858	—
Interest expense, net	—	(2,370)	—	—
Other income, net	—	(8,027)	—	—
	$1,015,501	$19,890	$91,482	$81,907

	For the nine months ended September 30, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$685,998	$75,735	$57,826	$81,251
Water infrastructure	175,676	27,003	16,216	25,669
Oilfield chemicals	192,678	4,786	7,853	8,264
Other	113,984	(1,709)	11,285	6,871
Eliminations	(1,724)	—	—	—
Income from operations		105,815
Corporate	—	(30,159)	2,332	—
Interest expense, net	—	(3,815)	—	—
Other income, net	—	2,607	—	—
	$1,166,612	$74,448	$95,512	$122,055

Total assets by segment as of September 30, 2019 and December 31, 2018 is as follows:

	As of	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Water services	$862,342	$865,992
Water infrastructure	320,721	250,207
Oilfield chemicals	184,882	173,762
Other	8,912	70,644
	$1,376,857	$1,360,605

NOTE 18—SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 7, 2019, the date these consolidated financial statements were available to be issued.

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

This discussion relates to the three and nine months ended September 30, 2019 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2018 (the “Prior Quarter” and the “Prior Period”, respectively).

Overview

We are a leading provider of water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver chemical solutions for use in oil and gas well completion and production operations. Within the major shale plays in the U.S., we believe we are a market leader in water sourcing, water transfer (both by permanent pipeline and temporary hose) and temporary water containment prior to its use in drilling and completion activities associated with hydraulic fracture stimulation or “fracking,” which we refer to collectively as “pre-frac water services”. In addition, we provide testing and flowback services immediately following the well completion. In most of our areas of operations, we also provide additional complementary water-related services that support oil and gas well completion and production activities, including water network automation, treatment, hauling, water recycling and disposal. We also manufacture a full suite of specialty chemicals used in the fracturing and water recycling process, and we provide chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. We believe we are the only company in the oilfield services industry that combines full life cycle water-management services with the ability to develop and provide related chemical products.

Our operations have benefited from the investments and acquisitions we have made, and we continue to invest both in our existing business and in new infrastructure and technology. When evaluating new investment decisions, we prioritize high returns on long-lived assets where applicable. One way we do this is through margin-enhancing capital expenditures, which often comprises upgrading or automating equipment to increase margin realization from those assets. One example of this type of investment is replacing conventional water transfer pumps with automated pumps, which lowers labor costs, increases reliability and improves environmental safeguards for our customers. Another area of focus is longer-lived infrastructure assets in areas we believe will experience consistently high levels of completion activity. We have successfully executed these types of investments both in the Bakken, through our fixed infrastructure investments there, and in the Permian Basin, through our GRR Acquisition in the northern Delaware Basin and with our northern Delaware Basin pipeline project. Additionally, as market opportunities continue to grow for treating and re-using produced water for new well completions, we are also focused on developing and expanding our production-related services, including our existing produced water gathering infrastructure, to help manage growing produced water volumes. The quality of water used for a well completion directly impacts the completion chemicals that are used in the frac fluid system. Our knowledge and expertise related to treatment, recycling and frac fluid chemistry allows us to provide our customers with sustainable solutions across a range of various water attributes.

For our Oilfield Chemicals segment, the opening of our Midland Friction Reducer production line has saved us freight and logistics costs relative to shipping this high-volume product out of our Tyler, Texas production facility. We continue to make investments in driving operational efficiencies with our in-basin manufacturing that will continue to reduce unnecessary logistics and freight costs, making us more competitive and more nimble to our customers. The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our existing water treatment capabilities, as well as our recent acquisition of a well chemical services business (“WCS”), formerly a division of Baker Hughes Company, which provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and pre-during and post-treatment monitoring service in the United States. We expect our Oilfield Chemicals business will continue to grow along with the rise of produced water utilization in our served markets. As a leading provider of chlorine dioxide generators and specialty chemical deployment services in the U.S., we are now positioned to serve a much larger customer base with multiple disinfection service offerings. In addition, WCS’s large fleet of chemical addition units allows us to expand well chemical services by applying various biocides, preservatives, scale inhibitors and corrosion inhibitors for the hydraulic fracturing process. WCS will also be the exclusive provider of certain proprietary dry scale additives that are used in the fracking process for long-term well flow assurance. WCS will report within our Oilfield Chemicals segment, and will work closely with both the Oilfield Chemicals and Water Services operational teams to manage the unique relationship between water quality and frac chemistry to deliver superior water treatment and chemical additive solutions to our customers. We have executed these acquisitions and investments within the context of a steadily improving balance sheet.

Going forward, we may pursue selected acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer and landowner relationships and industry experience and expertise.

Our Segments

Our services are offered through three operating segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, containment, water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of our former Wellsite Services segment.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s strategic infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Our Oilfield Chemicals customers are primarily pressure pumpers, along with major integrated and independent oil and gas producers.

The results of our divested service lines that were previously a part of our former Wellsite Services segment including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations are combined in the “Other” category. As of September 30, 2019, these operations have ceased, and we do not expect regular recurring revenue going forward from this segment.

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

We also generate revenue by providing completion, specialty chemicals and production chemicals through our Oilfield Chemicals segment. We invoice the majority of our Oilfield Chemicals customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as the customers’ needs arise.

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

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $116.7 million, $140.4 million, $375.7 million and $408.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the Current Quarter to reduce operating and equipment costs, as well as selling, general and administrative costs, in order to proactively manage these expenses as a percentage of revenue.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $62.1 million, $73.6 million, $189.7 million and $213.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $20.3 million, $25.9 million, $62.8 million and $73.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $71.2 million, $72.8 million, $207.5 million and $210.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Industry Overview

During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) (Cushing) crude oil was $56.33 versus an average price of $69.69 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.38 versus an average of $2.93 for the Prior Quarter. The decline in oil and gas prices in the Current Quarter relative to the Prior Quarter has negatively impacted the pace of completions activity in 2019, relative to 2018. Additionally, debt and equity capital markets, especially the IPO market, do not appear favorably disposed towards the oil and gas industry at this time. In light of these factors, combined with the pending exhaustion of many of our customers’ respective annual capital budgets, we do not anticipate large incremental sums of capital potentially entering the market to create higher demand for our services for the remainder of 2019, which may lead to decreased activity for us.

While we cannot predict the future direction of oil or natural gas prices, our discussions with customers lead us to believe that current price levels support continued capital investment by our customers, over the longer term, to maintain and grow oil and gas production from U.S. onshore resources, though the pace of this investment could slow in the near-term. Additionally, the high rate of decline of U.S. onshore unconventional resources requires significant ongoing investment just to maintain production levels.

Trends beyond oil and natural gas prices present both support and challenges. Our customers, generally speaking, have transitioned from a focus on production growth to a focus on free cash flow generation. While this should lead to a better capitalized industry with greater resilience to commodity price cyclicality over the longer term, this transition has negatively impacted the overall level of spending on oilfield services and equipment in the Current Quarter, and will likely constrain customer capital expenditures in 2020 as well.

While we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower cost in-basin sand have decreased total costs for our customers. This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production life of wells. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore negatively impact the total revenue opportunity.

The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities, our recent WCS acquisition and our knowledge base within our Oilfield Chemicals segment. Additionally, this trend supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Well Chemical Services Acquisition

On September 30, 2019, we completed our acquisition of WCS. Our historical financial statements for periods prior to September 30, 2019 do not include the results of operations of WCS.

Pro Well Acquisition

On November 20, 2018, we completed our acquisition of Pro Well Testing and Wireline, Inc. (“Pro Well”). Our historical financial statements for periods prior to November 20, 2018, do not include the results of operations of Pro Well.

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

Proceeds received from Divestitures and Wind Down

During the Current Period, we received $30.2 million from divestitures and fixed asset sale activity in connection with the sale and wind down of our Affirm subsidiary and the sand hauling and Canadian operations.

Impact of Industry Conditions on Our Operating Results

Demand for our services depends substantially on drilling, completion and production activity by E&P companies, which, in turn, depends largely upon the current and anticipated profitability of developing oil and natural gas reserves in the United States. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the development activities of most of our customers and their spending on our services in 2015 and 2016, which led to a reduction in the rates we were able to charge and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels as oil prices generally recovered; however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors. Through 2019, customers have prioritized spending within their cash flows and capital budgets, and additional volatility or declines could result in our customers cancelling or curtailing their spending on our services. In the discussion of our operating results below, we reference the fluctuations in industry conditions in connection with certain changes in our results of operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$196,782	$233,503	$(36,721)	(15.7)%
Water infrastructure	63,953	65,878	(1,925)	(2.9)%
Oilfield chemicals	67,932	63,985	3,947	6.2%
Other	301	33,604	(33,303)	NM
Total revenue	328,968	396,970	(68,002)	(17.1)%

Costs of revenue
Water services	153,741	177,643	(23,902)	(13.5)%
Water infrastructure	46,748	42,324	4,424	10.5%
Oilfield chemicals	57,357	56,473	884	1.6%
Other	1,865	29,280	(27,415)	NM
Depreciation and amortization	28,263	31,853	(3,590)	(11.3)%
Total costs of revenue	287,974	337,573	(49,599)	(14.7)%
Gross profit	40,994	59,397	(18,403)	(31.0)%

Operating expenses
Selling, general and administrative	27,280	25,110	2,170	8.6%
Depreciation and amortization	952	984	(32)	(3.3)%
Impairment of property and equipment	49	—	49	NM
Lease abandonment costs	238	1,045	(807)	(77.2)%
Total operating expenses	28,519	27,139	1,380	5.1%
Income from operations	12,475	32,258	(19,783)	(61.3)%

Other income (expense)
(Losses) gains on sales of property and equipment, net	(2,033)	1,458	(3,491)	NM
Interest expense, net	(438)	(1,322)	884	(66.9)%
Foreign currency (loss) gain, net	(59)	248	(307)	NM
Other (expense) income, net	(272)	40	(312)	NM
Income before income tax expense	9,673	32,682	(23,009)	(70.4)%
Income tax expense	(2,501)	(1,415)	(1,086)	NM
Net income	$7,172	$31,267	$(24,095)	(77.1)%

Revenue

Our revenue decreased $68.0 million, or 17.1%, to $329.0 million for the Current Quarter compared to $397.0 million for the Prior Quarter. The decrease was driven by $33.3 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during the Current Period. Also contributing to the decrease was a $36.7 million decline in Water Services revenue and a $1.9 million decline in Water Infrastructure revenue, partially offset by a $3.9 million increase in Oilfield Chemicals revenue as discussed below. For the Current Quarter, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 59.8%, 19.4%, 20.7% and 0.1% of our total revenue, respectively, compared to 58.8%, 16.6%, 16.1%, and 8.5%, respectively, for the Prior Quarter. The 2018 adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue decrease by operating segment were as follows:

Water Services. Revenue decreased $36.7 million, or 15.7%, to $196.8 million for the Current Quarter compared to $233.5 million for the Prior Quarter. The decrease was primarily attributable to reduced drilling and completions activity and pricing pressures in our water transfer business.

Water Infrastructure. Revenue decreased by $1.9 million, or 2.9%, to $64.0 million for the Current Quarter compared to $65.9 million for the Prior Quarter, primarily due to reduced water sourcing revenues from our non-Pipeline related water sales in the Bakken, partially offset by increased revenues in the Permian Basin, particularly in our northern Delaware Basin operations.

Oilfield Chemicals. Revenue increased $3.9 million, or 6.2%, to $67.9 million for the Current Quarter compared to $64.0 million for the Prior Quarter, primarily due to increased friction reducer sales.

Other. Other revenue decreased $33.3 million, or 99.1%, to $0.3 million for the Current Quarter compared to $33.6 million in the Prior Quarter as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during the Current Period.

Costs of Revenue

Costs of revenue decreased $49.6 million, or 14.7%, to $288.0 million for the Current Quarter compared to $337.6 million for the Prior Quarter. The decrease was primarily due to $27.4 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also contributing to the decline was a $23.9 million decrease in Water Services costs and a $3.6 million decrease in depreciation costs, partially offset by a $4.4 million increase in Water Infrastructure costs and a $0.9 million increase in Oilfield Chemicals costs as further discussed below.

Water Services. Cost of revenue decreased $23.9 million, or 13.5%, to $153.7 million for the Current Quarter compared to $177.6 million for the Prior Quarter. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the Current Quarter and costs as a percent of revenue increased from 76.1% to 78.1% due to pricing pressures we could not fully offset with cost reductions.

Water Infrastructure. Cost of revenue increased $4.4 million, or 10.5%, to $46.7 million for the Current Quarter compared to $42.3 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 64.2% to 73.1% primarily due to certain pricing pressures in the Bakken from non-Pipeline related water sales and logistics that we could not fully offset during the period.

Oilfield Chemicals. Costs of revenue increased $0.9 million, or 1.6%, to $57.4 million for the Current Quarter compared to $56.5 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 88.3% to 84.4% due primarily to freight cost savings from our Midland, Texas plant as well as increased sales of higher margin friction reducer products.

Other. Other costs decreased $27.4 million, or 93.6%, to $1.9 million for the Current Quarter compared to $29.3 million in the Prior Quarter primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.6 million, or 11.3%, to $28.3 million for the Current Quarter compared to $31.9 million for the Prior Quarter, primarily due to the divestitures discussed above.

Gross Profit

Gross profit decreased by $18.4 million, or 31.0%, to a gross profit of $41.0 million for the Current Quarter compared to a gross profit of $59.4 million for the Prior Quarter primarily due to a $12.8 million decrease in Water Services gross profit stemming from lower revenue, $5.9 million lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period, and a $6.3 million decrease to Water Infrastructure gross profit due to lower revenue in the Bakken. This was partially offset by a $3.1 million increase in Oilfield Chemicals gross profit and $3.6 million decrease in depreciation expense. Gross margin as a percent of revenue was 12.5% and 15.0% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 8.6%, to $27.3 million for the Current Quarter compared to $25.1 million for the Prior Quarter. This was primarily due to a $1.4 million increase in labor costs and a $1.0 million increase in equity incentive plan expenses as the incentive plan initiated in 2018 provides for a three year vesting period and there were more grants outstanding in the Current Quarter than the Prior Quarter, partially offset by lower insurance costs.

Lease Abandonment Costs

Lease abandonment costs were $0.2 million and $1.0 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to the wind-down of impaired right-of-use assets from previously abandoned properties, partially offset by sublease income. The Prior Quarter costs were primarily due to excess facility capacity stemming from the Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $0.9 million, or 66.9%, to $0.4 million during the Current Quarter compared to $1.3 million in the Prior Quarter primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Quarter.

Net Income

Net income decreased by $24.1 million, or 77.1%, to net income of $7.2 million for the Current Quarter compared to net income of $31.3 million for the Prior Quarter primarily due to lower Water Services and Water Infrastructure revenue, higher relative Water Infrastructure costs, and lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, as discussed above. This was partially offset by higher Oilfield Chemicals gross profit, lower lease abandonment costs, and lower interest expense.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$619,388	$685,687	$(66,299)	(9.7)%
Water infrastructure	169,279	175,662	(6,383)	(3.6)%
Oilfield chemicals	197,762	192,422	5,340	2.8%
Other	29,072	112,841	(83,769)	(74.2)%
Total revenue	1,015,501	1,166,612	(151,111)	(13.0)%

Costs of revenue
Water services	472,013	518,844	(46,831)	(9.0)%
Water infrastructure	126,634	120,304	6,330	5.3%
Oilfield chemicals	170,935	172,057	(1,122)	(0.7)%
Other	30,365	98,153	(67,788)	(69.1)%
Depreciation and amortization	88,624	93,180	(4,556)	(4.9)%
Total costs of revenue	888,571	1,002,538	(113,967)	(11.4)%
Gross profit	126,930	164,074	(37,144)	(22.6)%

Operating expenses
Selling, general and administrative	86,953	77,662	9,291	12.0%
Depreciation and amortization	2,858	2,332	526	22.6%
Impairment of goodwill	4,396	—	4,396	NM
Impairment of property and equipment	942	2,282	(1,340)	NM
Impairment of cost-method investment	—	2,000	(2,000)	NM
Lease abandonment costs	1,494	4,142	(2,648)	(63.9)%
Total operating expenses	96,643	88,418	8,225	9.3%
Income from operations	30,287	75,656	(45,369)	(60.0)%

Other income (expense)
(Losses) gains on sales of property and equipment, net	(8,233)	2,960	(11,193)	NM
Interest expense, net	(2,370)	(3,815)	1,445	(37.9)%
Foreign currency gain (loss), net	268	(492)	760	NM
Other (expense) income, net	(62)	139	(201)	NM
Income before income tax expense	19,890	74,448	(54,558)	(73.3)%
Income tax expense	(3,250)	(2,027)	(1,223)	NM
Net income	$16,640	$72,421	$(55,781)	(77.0)%

Revenue

Our revenue decreased $151.1 million, or 13.0%, to $1.0 billion for the Current Period compared to $1.2 billion for the Prior Period. The decrease was primarily due to $83.8 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during the Current Period. Also impacting the change was $66.3 million lower Water Services revenue and $6.4 million lower Water Infrastructure revenue, partially offset by $5.3 million higher Oilfield Chemicals revenue discussed below. For the Current Period, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 61.0%, 16.6%, 19.5% and 2.9% of our total revenue, respectively, compared to 58.8%, 15.0%, 16.5%, and 9.7%, respectively, for the Prior Period. The 2018 adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, did not have a material impact on revenue recognition. The revenue variances by operating segment were as follows:

Water Services. Revenue decreased $66.3 million, or 9.7%, to $619.4 million for the Current Period compared to $685.7 million for the Prior Period. The decrease was primarily due to lower water transfer and containment revenue primarily attributable to reduced drilling and completions activity and pricing pressure, partially offset by increases in revenues from flowback and well testing, water treatment, equipment rentals and water network automation and technology services.

Water Infrastructure. Revenue decreased by $6.4 million, or 3.6%, to $169.3 million for the Current Period compared to $175.7 million for the Prior Period, primarily due to reduced activity on our Bakken pipeline system during the first half of 2019.

Oilfield Chemicals. Revenue increased $5.3 million, or 2.8%, to $197.8 million for the Current Period compared to $192.4 million for the Prior Period, primarily due to increased sales of our friction reducer products supported by the increased manufacturing capacity from our Midland, Texas plant.

Other. Other revenue decreased $83.8 million, or 74.2%, to $29.1 million for the Current Period compared to $112.8 million in the Prior Period as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down.

Costs of Revenue

Costs of revenue decreased $114.0 million, or 11.4%, to $888.6 million for the Current Period compared to $1.0 billion for the Prior Period. The decrease was primarily due to $67.8 million lower costs from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also impacting the decrease was $46.8 million lower Water Services costs, primarily due to aligning our cost structure to lower revenue, further discussed below.

Water Services. Cost of revenue decreased $46.8 million, or 9.0%, to $472.0 million for the Current Period compared to $518.8 million for the Prior Period primarily driven by reduced drilling and completions activity levels. Cost of revenue as a percent of revenue was relatively flat, moving from 75.7% to 76.2%.

Water Infrastructure. Cost of revenue increased $6.3 million, or 5.3%, to $126.6 million for the Current Period compared to $120.3 million for the Prior Period. Cost of revenue as a percent of revenue increased from 68.5% to 74.8% primarily due to a decline in contribution from our high-margin Bakken pipeline system.

Oilfield Chemicals. Costs of revenue decreased $1.1 million, or 0.7%, to $170.9 million for the Current Period compared to $172.1 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 89.4% to 86.4% due primarily to freight cost-savings from our Midland, Texas plant as well as improved inventory management and increased sales of higher-margin friction reducer products.

Other. Other costs decreased $67.8 million, or 69.1%, to $30.4 million for the Current Period compared to $98.2 million in the Prior Period, primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.6 million, or 4.9%, to $88.6 million for the Current Period compared to $93.2 million for the Prior Period, primarily due to the divestitures discussed above.

Gross Profit

Gross profit decreased by $37.1 million, or 22.6%, to a gross profit of $126.9 million for the Current Period compared to a gross profit of $164.1 million for the Prior Period, primarily due to $16.0 million lower gross profit from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during the Current Period. Also impacting the decrease was $19.5 million lower gross profit from Water Services and $12.7 million lower gross profit from Water Infrastructure discussed above. These were partially offset by $6.5 million higher gross profit from Oilfield Chemicals and $4.6 million lower depreciation costs discussed above. Gross margin as a percent of revenue was 12.5% and 14.1% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.3 million, or 12.0%, to $87.0 million for the Current Period compared to $77.7 million for the Prior Period. The increase was primarily driven by increased costs associated with our recent divestitures, including severance expenses, professional fees and other transaction costs, as well as increased equity incentive plan expenses as the incentive plan initiated in 2018 provides for a three year vesting period and there were more grants outstanding in the Current Period than the Prior Period.

Lease Abandonment Costs

Lease abandonment costs were $1.5 million and $4.1 million in the Current Period and Prior Period, respectively. The Current Period costs were primarily due to Canadian lease terminations in connection with divesting and winding down the Canadian business. The Prior Period costs were primarily due to excess facility capacity stemming from the Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $1.4 million, or 37.9%, to $2.4 million during the Current Period compared to $3.8 million in the Prior Period, primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Period.

Net Income

Net income decreased by $55.8 million, or 77.0%, to net income of $16.6 million for the Current Period compared to net income of $72.4 million for the Prior Period, primarily due to $37.1 million lower gross profit stemming from divestitures and lower revenue discussed above, $11.2 million higher net losses on sales of property and equipment and impairments, largely related to the recent divestitures, and $9.3 million higher selling, general and administrative costs discussed above, partially offset by $2.6 million lower lease abandonment costs discussed above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted

EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$7,172	$31,267	$16,640	$72,421
Interest expense	438	1,322	2,370	3,815
Income tax expense	2,501	1,415	3,250	2,027
Depreciation and amortization	29,215	32,837	91,482	95,512
EBITDA	39,326	66,841	113,742	173,775
Impairment of goodwill	—	—	4,396	—
Impairment of property and equipment	49	—	942	2,282
Impairment of cost-method investment	—	—	—	2,000
Lease abandonment costs	238	1,045	1,494	4,142
Non-recurring severance expenses(1)	—	495	1,680	495
Non-recurring transaction costs(2)	2,025	2,645	3,099	7,820
Non-cash compensation expenses	3,566	2,565	11,874	8,030
Non-cash loss on sale of assets or subsidiaries(3)	3,648	315	16,868	2,079
Foreign currency loss (gain)	59	(248)	(268)	492
Inventory write-down	—	36	75	430
Adjusted EBITDA	$48,911	$73,694	$153,902	$201,545
(1)	For the Current Period, these costs were due to severance payments in connection with the dissolution of our former Wellsite Services segment. For the Prior Quarter and Prior Period, these costs were associated with severance incurred in connection with the termination of certain Canadian employees.
(2)	For the Current Quarter and Current Period, these costs primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations, as well as rebranding Pro Well and our Fluids Hauling business. For the Prior Quarter and Prior Period, these costs were primarily related to rebranding as a result of the Rockwater Merger.
(3)	Losses of $3.6 million for the Current Quarter were primarily due to losses on sales of property and equipment. Losses of $16.9 million losses in the Current Period were primarily due to losses from divestitures including sales of property and equipment. In the Prior Quarter and Prior Period, the losses were incurred in connection with sales of property and equipment.

EBITDA was $39.3 million for the Current Quarter compared to $66.8 million for the Prior Quarter. The $27.5 million decrease in EBITDA was primarily driven by a decrease of $12.8 million in Water Services gross profit, a decrease of $6.3 million in Water Infrastructure gross profit and a decrease of $5.9 million in gross profit from the operations being divested and wound down, partially offset by an increase of $3.1 million in Oilfield Chemicals gross profit. Adjusted EBITDA was $48.9 million for the Current Quarter compared to $73.7 million for the Prior Quarter. The $24.8 million decrease is primarily attributable to the items discussed above.

EBITDA was $113.7 million for the Current Period compared to $173.8 million for the Prior Period. The $60.0 million decrease in EBITDA was primarily driven by a decrease of $19.5 million in Water Services gross profit, a decrease of $16.0 million in gross profit from the operations being divested and wound down, a decrease of $12.7 million in Water Infrastructure gross profit, an increase in selling, general and administrative costs of $9.2 million and $11.2 higher losses on sales of property and equipment including divestitures, partially offset by an increase of $6.5 million in Oilfield Chemicals gross profit. Adjusted EBITDA was $153.9 million for the Current Period compared to $201.5 million for the Prior Period. The $47.6 million decrease in Adjusted EBITDA was primarily due to the $60.0 million decrease in EBITDA discussed above partially offset by a $14.8 million increase in non-cash losses on sales of assets or subsidiaries.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under our current Credit Agreement and cash flows from operations. Our primary uses of capital have been to maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions, and when appropriate, return capital to shareholders. Depending on market conditions and other factors, we may also issue debt and equity securities if needed.

As of September 30, 2019, we had no outstanding bank debt and a net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of September 30, 2019, cash and cash equivalents totaled $43.0 million and we had approximately $208.5 million of available borrowing capacity under our Credit Agreement. As of September 30, 2019, the borrowing base under the Credit Agreement was $228.4 million, we had no outstanding borrowings and the outstanding letters of credit totaled $19.9 million. As of November 4, 2019, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $236.7 million, the outstanding letters of credit totaled $19.9 million, and the available borrowing capacity under the Credit Agreement was $216.8 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Net cash provided by operating activities	$142,216	$124,630	$17,586	14.1%
Net cash used in investing activities	(57,198)	(102,090)	44,892	(44.0)%
Net cash used in financing activities	(59,383)	(12,169)	(47,214)	NM
Subtotal	25,635	10,371
Effect of exchange rate changes on cash and cash equivalents	127	(95)	222	NM
Net increase in cash and cash equivalents	$25,762	$10,276

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2019 and 2018

Operating Activities. Net cash provided by operating activities was $142.2 million for the Current Period, compared to $124.6 million for the Prior Period. The $17.6 million increase in net cash provided by operating activities related primarily to improved working capital management, including reductions in accounts receivable and other current assets.

Investing Activities. Net cash used in investing activities was $57.2 million for the Current Period, compared to $102.1 million for the Prior Period. The $44.9 million decrease in net cash used in investing activities was primarily due to a $29.5 million increase of proceeds primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations, a $23.1 million reduction in purchases of property and equipment, partially offset by an increase of $7.7 million due to acquisitions, net of cash acquired and working capital receipts.

Financing Activities. Net cash used in financing activities was $59.4 million for the Current Period compared to $12.2 million for the Prior Period. The increase in cash used in financing activities was primarily due to a $35 million increase in net debt repayments as well as a $12.5 million increase in repurchases of shares of Class A Common Stock during the Current Period.

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

We were in compliance with all debt covenants as of September 30, 2019.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 5—Leases and Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of September 30, 2019.

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

Off-Balance-Sheet Arrangements

As of September 30, 2019, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of September 30, 2019, we had no outstanding borrowings under our Credit Agreement. As of November 4, 2019, we had no outstanding borrowings and approximately $216.8 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We are exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary which designated the Canadian dollar as its functional currency. With the recent divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 1,443,409 shares purchased in the open market pursuant to a repurchase plan, and 1,239 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
July 1, 2019 to July 31, 2019	763	$11.79
August 1, 2019 to August 31, 2019	1,171,785	$8.24
September 1, 2019 to September 30, 2019	272,100	$8.16
Total	1,444,648	$8.23

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference, as applicable, as part of this report.

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

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

104	Cover Page Interactive Data File

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: November 7, 2019	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: November 7, 2019	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer