Form 10-K
period 2019-12-31
Select Energy Services, Inc.
filed 2020-02-25
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38066

Select Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1233 W. Loop South, Suite 1400 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 235-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	WTTR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 28, 2019 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $684.9 million. There were 87,057,036 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 21, 2020.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Annual Report on Form 10-K, as well as the other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the level of capital spending and access to capital markets by oil and gas companies;
●	trends and volatility in oil and gas prices;
●	demand for our services;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals and various environmental matters;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	our ability to retain key management and employees;
●	our ability to hire and retain skilled labor;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and Northern Delaware formation of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to bring their water-management services in-house rather than source these services from companies like us;

●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	the ability to source certain raw materials globally from economically advantaged sources;
●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in this Annual Report including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

References Within This Annual Report

As used in Part I of this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our,” “us” or similar expressions refer (1) for time periods prior to our December 2016 private placement of 16,100,000 shares of our Class A-1 common stock at $20.00 per share (the “Select 144A Offering”) and the related corporate reorganization transactions, to Select Energy Services, LLC (“Select LLC”) and SES Holdings, LLC (“SES Holdings”) and their consolidated subsidiaries, (2) for time periods after the Select 144A Offering and the related corporate reorganization transactions and prior to the Rockwater Merger (as defined below) and the related corporate reorganization transactions, to Select Energy Services, Inc. (“Select Inc.”) and its consolidated subsidiaries and (3) after the Rockwater Merger and the related corporate reorganization transactions, to Select Inc. and its consolidated subsidiaries, including those subsidiaries acquired in the Rockwater Merger. Additionally, prior to the consummation of the Rockwater Merger and the related corporate reorganization transactions, “Rockwater” refers to Rockwater Energy Solutions, Inc. and its consolidated subsidiaries and “Rockwater LLC” refers to Rockwater Energy Solutions, LLC and its consolidated subsidiaries. Following the consummation of the Rockwater Merger and the related corporate reorganization transactions “Rockwater” refers to Select Energy Solutions (RW), Inc. and its consolidated subsidiaries and “Rockwater LLC” refers to Rockwater Energy Solutions, LLC and its consolidated subsidiaries.

ITEM 1.              BUSINESS

We are a leading provider of comprehensive water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical products for use in oil and gas well completion and production operations. Through a combination of organic growth and acquisitions over the last decade, we have developed a leading position in the relatively new water solutions industry. We believe we are one of the few large oilfield services companies whose primary focus is on the management of water and water logistics in the oil and gas industry. Furthermore, we believe we are the only company in the oilfield services industry that combines comprehensive water-management services with related chemical products. We place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations, to help conserve and protect the environment in the communities in which we operate, is paramount to our continued success.

Within the major shale plays in the U.S., we operate through three primary segments: Water Services, Water Infrastructure and Oilfield Chemicals.

Our Water Services segment, which contributed approximately 60% of our 2019 revenue, provides the complex services needed to support new oil and gas well completions as well as ongoing production over the life of the well, including water transfer, flowback and well testing, water containment, fluids hauling, water monitoring and water network automation, as well as various on-site rental equipment and accommodation offerings. Through our patented WaterONE™ automation services and our AquaView® software platform, our Water Services segment also provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, increase safety and reduce the environmental footprint of their operations.

Our Water Infrastructure segment, which contributed approximately 17% of our 2019 revenue, develops, builds and operates semi-permanent and permanent infrastructure solutions to support both new oil and gas well development as well as ongoing production activity, including water sourcing, transfer, storage, produced water recycling, gathering and disposal. As our customers transition from appraisal to full-field development, our fixed infrastructure offerings can provide economies of scale that help reduce their capital expenditures and lease operating expenses over the life of their wells. Water Infrastructure operations provide for both the delivery of and the takeaway and reuse of water enabled by a network of water sources, permanent pipeline infrastructure, semi-permanent pipeline infrastructure, earthen pits, storage tanks and salt water disposal wells (“SWDs”).

Our Oilfield Chemicals segment, which contributed approximately 21% of our 2019 revenue, develops, manufactures and provides a full suite of completion and production chemical products, water treatment solutions and services utilized in hydraulic fracturing, stimulation, cementing and related well completion and production processes. Our completion chemicals are sold primarily to leading pressure-pumping service companies in the U.S., as well as some E&P companies, to support well stimulation and completion. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our well chemical services provide customized water treatment and flow assurance solutions across the completion and production lifecycle.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to a significant and sustained growth in oil and natural gas production in the U.S. Advances in drilling and completion technology have propelled U.S. shale-oil production from about 500,000 barrels per day in 2010 to more than nine million barrels per day currently, or approximately 9% of global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to about 85 billion cubic feet per day currently, or more than 20% of global supply. This growth has dramatically impacted fundamental global supply and demand dynamics and has resulted in a generally balanced to over-supplied market in recent years. While demand for oil and natural gas has increased over the last ten years, demand is cyclical and subject to many factors. Demand for our services is largely influenced by the level of drilling and completion activity by E&P companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for our services is driven primarily by the number of new well completions and the timing and type of well completions.

Water is essential to the development and completion of unconventional oil and gas wells, where producers rely on hydraulic fracturing to stimulate the production of oil and gas from dense subsurface rock formations. The modern hydraulic fracturing process involves the injection of large volumes of water and proppant (typically sand) together with chemicals, under high pressure, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Modern hydraulic fracturing requires engineered, environmentally conscious solutions to optimally stimulate oil and gas bearing formations.

The volume of water required to economically produce tight oil and gas reserves in the U.S. has grown dramatically in recent years and water and water-related services now comprise a meaningful portion of our customers’ drilling and completion budgets. For example, in 2010, the completion of a typical horizontal well could require roughly 75,000 barrels of water, but today, current horizontal well completion designs can call for in excess of 500,000 barrels for a single well. Multi-well pad completions can require in excess of five million barrels. Significant mechanical, logistical, environmental and safety issues related to the transfer and subsequent containment of such large volumes have increased both the total cost of water and related services and the complexity and importance of the services required. This trend has shifted our customers’ operational focus away from traditional small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally sound water-management solutions for the full extent of the water life cycle.

These logistical challenges are typically met through a combination of temporary and permanent solutions utilizing pipe and hose infrastructure, combined with the development of a large-scale portfolio of water rights which significantly reduces the cost and environmental footprint compared to legacy solutions such as tank truck and frac tank operations. For a single representative multi-well pad that requires five million barrels of water, we can utilize our pipe and hose infrastructure solutions and eliminate the rough equivalent of 38,500 tank truck loads from the roads. This significantly reduces the capital expenditure costs for our customers while dramatically improving the safety of our operations, and reduces the environmental impact of our customer’s operations by limiting spills and diesel exhaust emissions, as well as the community impact of heavy vehicle traffic.

We also develop and source completion chemicals that are also a key part of the U.S. production growth story. Completion chemicals are blended with water to improve the transport and placement of proppant in targeted zones within the producing formation. The induced fractures near the wellbore allow hydrocarbons to flow into the wellbore for extraction. Our team of chemists and research and development personnel work directly with our customers to optimize the fracturing fluid system. Through laboratory and application experience, we apply our expertise in fracturing chemistry to develop, manufacture and supply a wide range of specialized and customizable products to our customers for their fracturing fluid systems.

Further, up to fifty percent of the water pumped into the well during the hydraulic fracturing process returns as “flowback” during the first several weeks following the well completion process, and a large percentage of the remainder, plus pre-existing water in the formation, is recovered as produced water over the life of the well. The total volumes of flowback and produced water are even greater than the volumes used for new well completions―by some estimates, the U.S. oil and gas industry today produces over 20 billion barrels of water per year and this volume is likely to grow. This flowback and produced water must be captured, contained and then either treated and recycled for reuse in subsequent fracturing jobs or disposed of in an environmentally sound manner. We provide services that support the operator’s management of flowback and produced water for either reuse or disposal. Additionally, our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

As produced water volumes have significantly grown in recent years, logistical advancements similar to those seen in the delivery of source water volumes for new well completions have been developed for managing these produced water volumes. Increasingly, the transportation of these produced water volumes has shifted away from traditional tank truck operations and onto gathering pipeline infrastructure for disposal or reuse. This significantly reduce the lease operating costs for our customers over the life of a well, while dramatically improving the safety of our service, and reduces the environmental impact of our customer’s operations by limiting spills and diesel exhaust emissions and reducing the truck traffic in our local communities. We believe the industry will increasingly turn to specialized water solutions companies like us to help cost-effectively manage produced water in an environmentally responsible way.

Competitive Strengths

We believe our ability to combine and integrate the complexities of our water and chemical-related services through both temporary solutions and more permanent infrastructure gives us a competitive advantage and is the foundation of our business. We believe our broad geographic footprint, comprehensive suite of water services, inventory of water sources, advanced technology and semi-permanent and permanent pipeline infrastructure position us to be a leading provider of water solutions in all of the oil and gas plays that we serve. We have well-established field operations in what we believe to be core areas of many of the most active shale plays, basins and regions in the U.S., including the Permian, Bakken, Eagle Ford, Haynesville, Marcellus, Utica, Rockies and Mid-Continent (“MidCon”) regions. Our broad footprint enables us to service the majority of current domestic unconventional drilling and completion activity. We estimate that over 80% of all currently active U.S. onshore horizontal rigs are operating in our primary service areas. We believe that the vast majority of rigs that will be deployed in the near- to medium-term will be situated in these areas. In particular, we have established a strong position in the Permian Basin, which is presently our largest operating region, accounting for approximately 47% of our revenue in 2019.

Our Water Services segment focuses on supplying the services and temporary solutions needed as our customers’ completion activities move from location to location across the geographic footprint of their acreage positions over time. These services include the transportation, logistics and storage solutions needed to support the delivery of water to the wellsite for new well completions, the flowback and well testing services needed to manage the initial production phases of the well and the transportation services needed to manage the long-term produced water volumes associated with production. We believe we are a market leader in providing comprehensive water-related services to the industry and we have dedicated significant resources to developing technology solutions to manage the needs of increasingly complex development programs of our customers across the water lifecycle.

We have invested significantly in our patented WaterONE™ and AquaView® suite of proprietary hardware and software applications for measuring, monitoring and automating our water services throughout the well lifecycle. Our suite of automated solutions include automated water transfer pumps, manifolds, proportioning systems and telemetry meter trailers. WaterONE™ provides true automation that gathers, interprets and acts on data in real-time – all without human intervention, giving operators the ability to remotely set and maintain operational parameters through the duration of their operations. When the system detects that certain defined thresholds have been crossed, it sends out an alert and then, through dynamic machine learning, takes intelligent action to keep operations running safely and smoothly. This can include actions such as raising a pump’s RPM to maintain desired flow rates, adjusting valves in a proportioning system to maintain the desired water quality while blending fresh, brackish, produced or otherwise impaired water sources on-the-fly or shutting down the system and valves completely in the event of a detected failure. In addition to reducing the risk of spills, our automated operations increase efficiency across the water transfer supply chain, reducing the risk of pressure spikes and increasing associated fuel efficiency, thereby significantly reducing overall fuel emissions. Our automation capabilities provide a safer, more efficient and cost-effective transfer, treatment and containment of produced or other impaired water sources.

Within our AquaView® monitoring software systems, our solar-powered cellular and satellite-based remote-monitoring telemetry systems provide the ability to gain precise and accurate volumetric analyses of water assets and provide real-time data to our customers that is accessible 24/7 via computer, smart phone or tablet. Our Hydrographic Mapping Vessels (“HMVs”) use sonar, satellite, and compass technology to provide precise volumetric analyses of water assets. The HMVs are rapidly deployed, durable enough to handle flowback pits, and can navigate through tight spaces in natural ponds. Additionally, our AquaView® sensors give timely information about acid levels, water quality, temperature and flow rate to assure there is sufficient water at the right quality levels required by our customers and provide alarm notifications to prevent problems during the well completion. We believe that our investments in technology provide a significant competitive advantage for us relative to our smaller, regionally-focused competitors by delivering more reliable, efficient, and environmentally sound solutions, often at a lower overall cost.

Our Water Infrastructure segment focuses on the development of water sources and the associated semi-permanent and permanent pipeline infrastructure to handle both the large-scale supply of water for new well completions as well as the gathering of flowback and produced water for either recycling for reuse or disposal. We believe that the commercialization of large scale infrastructure to serve multiple operators provides long-term economic benefits to our customers, while reducing the overall environmental footprint required from multiple individually-focused, operator-controlled infrastructure systems built for peak activity from one operator. Additionally, commercialized water infrastructure can improve the economics of produced water recycling and therefore reduce the demand for fresh water required in oil and gas operations.

To meet the water demands of our customers, we have secured access to significant volumes of water in key unconventional development areas. Water sources are often difficult to locate, acquire and permit, particularly in the quantities needed for multi-well pad development programs. We have secured permits or long-term access rights to more than two billion barrels of water annually from hundreds of sources, including surface, subsurface, municipal and industrial sources, including produced water. We have also invested in significant pipeline infrastructure to support the delivery of water from our water sources, including over 1,300 miles of both above-ground and buried pipeline, including key systems in the Permian Basin in Texas and New Mexico and the Bakken shale in North Dakota. We continue to focus our efforts on the development of non-potable sources and infrastructure, as well as the treatment and reuse of produced water. We have developed and maintained extensive relationships with landowners as well as local, state, tribal and federal authorities to ensure that we are meeting both the economic and operational needs of our customers while enhancing the long-term sustainability of our water resources for the communities in which we operate. We believe that our extensive relationships and regulatory expertise will continue to constitute a competitive advantage in identifying and securing additional sources of water in a responsible and sustainable manner.

Additionally, water is increasingly sourced through the reuse of produced water from existing wells that have been subjected to various treatment, recycling or blending options. We have a dedicated team of individuals focused on developing and deploying water treatment and reuse services for our customers. We believe water is a precious resource and understand that the oil and gas industry is competing for this resource. As a company, we continue to provide access to water as demanded by our customers, but have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the sustainability goals of our customers and local communities. By doing so, we strive to both reduce the portion of produced water being reinjected into SWD’s over time and to reduce the industry’s need for fresh water.

We believe several emerging trends are leading to the broader development of large scale water infrastructure networks focused on the reuse of water, including: reduced water treatment costs; the advancement of chemical solutions to use non-potable water sources in complex fracturing fluid systems; the increased scale of produced water volumes; the enhanced scrutiny of and increased costs associated with the sourcing of fresh water and traditional salt water disposal methods; and the increased emphasis from our customers on establishing long-term sustainability goals. We believe our expertise in utilizing chemical technologies in the water reclamation and conditioning process, combined with our expertise in the chemical technologies associated with the fracturing fluid system design gives us a competitive advantage in addressing our customers’ needs as these water reuse industry trends increase across our areas of operations, particularly in the Permian Basin. While water reuse continues to progress into a more focused and growing opportunity in the industry, often times, it remains challenging to support the overall water demand of our customers in certain geographic areas through produced water alone. In these situations, alternative solutions such as brackish water sourcing or blending solutions are regularly needed to supplement the produced water reuse capabilities of the marketplace. To support our recycling and reuse efforts, we utilize a wide spectrum of bio-control, aeration, blending and recycling technologies to condition source water or tie flowback and produced water back into fracturing supply for reuse. Additionally, we invest in gathering infrastructure to collect produced water and we have active disposal facilities located in the major U.S. shale plays with a permitted capacity of more than 300,000 barrels/day (“bbl/d”) in addition to more than 400,000 bbl/d of permitted capacity available for development to support the disposal of produced water in the event it is not able to be efficiently reused for new well completions. This disposal capacity is critical to support reuse capabilities, as it provides another outlet during times when limited completions activity in the area may not support additional water demand.

Our Oilfield Chemicals segment, operated primarily under our subsidiary, Rockwater LLC, develops, manufactures and delivers a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. Our Completion Chemicals product lines support the fluid systems utilized primarily in the completion and development of unconventional resources. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies and are provided to leading pressure pumping service companies in the U.S. The use of automated communications systems combined with direct-to-wellsite delivery ensures seamless product availability for our customers, while our chemical expertise enables us to deliver a customized suite of products to meet customers’ technical and economical product needs. With our wide range of manufactured products and our expertise in fracturing chemistry, we believe we are well positioned to support our customers as fracturing chemistry evolves in the coming years in response to changes in technology and the evolution of frac water fluid systems. In addition to our chemical product offerings, we provide inventory management services, including procurement, warehousing and delivery services as well as a full suite of laboratory technologies and consultation services, including water analysis, quality control and assurance, additive compatibility analysis, solids analysis and stimulation recommendations. We have two primary manufacturing facilities in Texas, regional distribution centers and a logistics fleet supporting geographic regions in the Permian, MidCon, Bakken, Eagle Ford, Haynesville and Rockies. We introduced the first in-basin manufacturing facility of emulsion polymers (friction reducers) in our industry, strategically located in the Permian Basin, which provides the advantage of reducing our overall transportation costs of delivering finished goods to our customers within the basin.

Our production chemicals solutions are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our complete line of production enhancement and treating chemicals includes demulsification products, clay stabilizers, paraffin treating chemicals, pour point depressants, corrosion inhibitors, scale inhibitors, scale solvents, H2S scavengers, water treating chemicals, and bactericides. Our production enhancement capabilities include both products and problem well analysis and consultation, and custom formulation is available for any treating requirement.

Additionally, through our recent acquisition of a well chemical services business (“WCS”), formerly a division of Baker Hughes Company (“Baker Hughes”), we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services. We deliver customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. We provide disinfection treatment with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions. Our expertise allows us to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs across water qualities and fracturing fluid systems.

We maintain a culture focused on safety and place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards. We believe our commitment to foster a culture of safety and corporate responsibility is essential with approximately 3,900 employees and operations spanning the contiguous U.S. Our employee base is made up of a dedicated operational and technical professionals, including many with advanced degrees, professional licenses and project development experience, and diverse backgrounds in geology, geography, land management, petroleum, chemical and electrical engineering, computer science, environmental science, geographic information systems and regulatory affairs. In addition, we emphasize preserving the environment and our relationships with the communities in which we operate. We work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Further, we believe being a good corporate steward is strategic to our growth in the oil and gas industry, and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our solutions significantly decrease the quantity of trucks on the road, thereby reducing fuel use and emissions and limiting the traffic footprint in the communities in which we operate. We believe that our customers will select their service providers based in part on the quality of their safety and compliance records and their ability to support their long-term Environmental, Social and Governance (“ESG”) goals and therefore, we will continue to make investments to be a market leader in these areas.

Recent Developments

Well Chemical Services Acquisition

On September 30, 2019, we acquired WCS for $10.0 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring services in the U.S. This acquisition expanded our service offerings in oilfield water treatment across the full life-cycle of water, from pre-fracturing treatment through reuse and recycling.

Divestiture of Former Wellsite Services Segment; New Segment Structure

During the first quarter of 2019, we made the decision to sell and wind down certain operations within our former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations. As a result, we reevaluated our segment structure and changed our reportable segments to Water Services, Water Infrastructure, and Oilfield Chemicals.  We generated proceeds of $30.1 million from divestitures of the Affirm subsidiary and Canadian operations as well as sales of property and equipment from the three businesses.

Northern Delaware Basin Infrastructure Investment

In February 2019, we announced the commencement of a new fixed pipeline infrastructure project in the Northern Delaware Basin region of New Mexico. We invested approximately $40 million in this fixed pipeline infrastructure, which was substantially complete and operational as of December 31, 2019. This project is supported by a five-year take-or-pay contract with a major international integrated oil company for the purchase and delivery of 75 million barrels of water in total. The pipeline system will initially support the provision of up to 150,000 barrels of water per day utilizing existing rights-of-way and source water rights from recently executed long-term supply agreements with industrial sources.

Share Repurchases

During 2019 and 2018, our board of directors authorized share repurchase programs of up to $45 million in the aggregate. During this two year period, we repurchased 3,884,457 shares in open market transactions, at a total cost of $33.2 million, for a weighted average price of $8.54 per share, or $8.56 per share after fees.

Description of Business Segments

We offer our services through the following three operating segments: (i) Water Services, (ii) Water Infrastructure and (iii) Oilfield Chemicals.

Water Services

Our Water Services segment consists of our services businesses, including water transfer, flowback and well testing, water containment, fluids hauling, water treatment and water network automation. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

●	Water Transfer. We believe we are the largest provider of water transfer services to the industry. Our Water Transfer service line installs temporary above ground pipeline systems that can be equipped with full automation to deliver water autonomously at high volumes and rates from a water source to water containment facilities (tanks and pits), or directly to the well. Our assets include more than 1,200 miles of layflat hose and temporary pipe and more than 1,000 high-rate water-transfer pumps and related equipment.

We install layflat hose as part of a flexible water transfer solution that can be customized to fit a specific project. Our layflat hose allows for quick, cost-effective deployment and removal of transfer assets with limited environmental disturbance and can be quickly redeployed for new projects, including projects in different geographic regions. Layflat hose has a significantly lower risk of spills than most other types of temporary jointed pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. Our layflat hose consists primarily of 10-inch and 12-inch diameter segments. Depending on the requirements of a project, layflat hose may run from a water source directly to a containment area, such as an above ground pit or storage tank, or to a wellsite. Water can also be transferred from one containment area to another as part of managing a larger supply network. Our customers generally prefer layflat hose to alternative temporary piping options due to the cost-effectiveness, limited environmental impact, customizability and reduced risk of spills.

o	Water Network Automation. Our proprietary and industry leading automation technologies provide integrated water transfer solutions with automated pump operation, automated valve control, automated blending and proportioning capabilities, automated manifolds, level monitoring and data collection with analytics. We are able to provide our customers with increased visibility into their water inventories and usage, increasing their efficiency and decreasing their costs. Our technology also provides us with the unique ability to detect potential issues and prevent them from occurring, as well as to reduce manpower and equipment on certain jobs, in turn mitigating safety and environmental risks while reducing overall fuel emissions.

●	Flowback and Well Testing. Our flowback and well testing services add value for our customers by providing well productivity data associated with our services, which include fracturing support, fracturing plug drill out, flaring operations, ventless flowback operations, sand management and production testing. We believe we are one of the largest providers of flowback and well testing services to the U.S. land industry and we are a seasoned operator within Environmental Protection Agency (“EPA”) emissions regulations, offering green completions through our mobile production facilities and electronic iron certifications through our proprietary Radio Frequency Identification System (“RFID”) system. Our green completions services utilize specialized, closed-loop tank ventilation combustion units that prevent the release of methane and vapors into the air during operations. This process safely contains and combusts flare gas, reducing the amount of emissions at the wellsite, going well beyond current EPA emissions regulations. These services require highly-trained personnel that specialize in our cutting-edge technologies and equipment.

To support these specialized services, our in-house, state-of-the-art well testing training facility provides hands-on, field-simulated stimulation training with our equipment in a controlled environment, reducing the potential for training errors and related safety incidents.

Our specialized well testing equipment is outfitted with pressure transducers, Coriolis meters, and guided wave radars for efficient and accurate testing. Using our online reporting system, our customers can view real-time data for well pressures, differentials, and fluid levels. This allows for immediate changes to be made during production, better optimizing oil and gas production, reducing oil and gas reservoir damage and enabling operators to quantify oil and gas reserves more effectively.

Our traditional well testing and hydraulic equipment is also deployable in an extensive range of operational conditions: high and low temperature, high and low pressure, high hydrogen sulfide concentration, and high volume. We currently own more than 500 equipment spreads to support these comprehensive well testing services.

●	Water Containment. We believe we are the largest provider of high-capacity aboveground water storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 60,000 barrels per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a low-cost containment alternative to fracturing tanks. ASTs can be set up as part of our Water Treatment and Recycling service offerings, which can be bundled with our Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and installed in one day, replacing the equivalent of eighty 500-barrel fracturing tanks and the associated truck traffic and emissions from the transportation of those fracturing tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We can also offer nested tanks for complete secondary containment.
●	Fluids Hauling. Our Fluids Hauling group operates as Tidal Logistics Inc. (“Tidal Logistics”) our subsidiary. This business transports and stores water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and hydrovac trucks and related assets, such as fracturing tanks. Currently, we own and lease approximately 200 tractor trailers and body load trucks with operations across the Permian, MidCon, Eagle Ford, Haynesville, and Rockies regions.
●	Water Monitoring. Our Water Monitoring services support the full scope of our Water Services offerings and include hydrographic mapping services, remote pit and tank monitoring, generator monitoring, leak detection and automation-equipment monitoring services, including transfer pumps, manifolds, blending and proportioning systems and telemetry meter trailers. These services securely track water assets and measure information such as flow rates, temperature, pressure and water qualities such as acidity and salinity, providing real-time data through our customized portals and alert systems which are accessible 24/7 via computer, smart phone or tablet.
●	Accommodations and Rentals. Our accommodations and rentals service line, operating under our subsidiary, Peak Oilfield Services, LLC, provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations to support U.S. onshore oil and gas activity. The services provided include fully furnished office and living quarters, freshwater supply and wastewater removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long-term rentals supporting field personnel.

Geographic Areas of Operation

We provide our Water Services offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Flowback and Well Testing	✓	✓	—	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Fluids Hauling	✓	✓	—	✓	—	✓	✓
Water Monitoring	✓	✓	✓	✓	✓	✓	✓
Accommodations and Rentals	✓	✓	—	✓	✓	—	✓

Customers

Our Water Services customers primarily include major integrated and independent U.S. and international oil and gas producers.

Competition

Our industry is highly competitive. Our customers typically award contracts after a competitive bidding process. Operational track record, the skill and competency of our people, pricing, safety, technology and environmental performance are key factors in the bid evaluation. Equipment availability, location, service breadth and technical specifications can also be significant considerations.

Certain large domestic and international oilfield services companies offer some water-oriented and environmental services, though these are generally ancillary to their core businesses. As a result, the water solutions industry is highly fragmented and our main competitors are typically smaller and often private service providers that focus on water solutions and logistical services across a narrow geographic area or service offering. We seek to differentiate ourselves from our competitors by delivering comprehensive, high-quality services and equipment, coupled with well-trained people and a commitment to superior execution and a safe working environment.

Water Infrastructure

Our Water Infrastructure segment is operated primarily under our subsidiary, Select LLC, and provides water sourcing, recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, semi-permanent pipeline infrastructure, earthen pits, water sources and SWDs.

Service Lines

Our Water Infrastructure operating segment is divided into the following service lines:

●	Water Sourcing. Our Water Sourcing service line provides water, permitting and in some instances necessary logistics, required by our E&P customers to support their drilling and completion operations. Our sourcing efforts include identifying, developing and obtaining the right to use water from a variety of sources, including surface, subsurface, industrial, municipal and produced water. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights in excess of two billion barrels of water annually from hundreds of strategically-located sources, including some large-scale waterways.
o	Water Treatment & Recycling. Our Treatment & Recycling business provides tailored solutions to fit specific customer water quality and delivery needs. We utilize proprietary processes and technology, including mechanical and chemical technologies, that provide high-quality, large volume solutions for our E&P customers at a competitive price. These solutions are largely designed for the recycling and reuse of produced water (water naturally produced with oil and gas production) to meet a customer’s well completion water needs. We provide our customers with high-quality completion water volumes while reducing the need to source fresh water as well as reducing the need for disposal into SWDs. Our recycling operations consist of temporary, semi-permanent and permanent infrastructure, including above-ground and in-ground containment along with treatment processing assets and facilities, capable of recycling large volumes of produced water for reuse in the hydraulic fracturing process.
●	Pipelines & Logistics. We have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography. In many instances, we also provide the associated logistics needed to deliver the water directly to our customers’ wellsites. We have developed pipeline systems in the Northern Delaware Basin of the Permian Basin in Texas and New Mexico, the Bakken in North Dakota, the Haynesville in northern Louisiana and the MidCon region in Oklahoma.
o	Permian: We have significant Permian Basin infrastructure, primarily in the Northern Delaware Basin in New Mexico, but also in the Southern Delaware Basin and the Midland Basin in Texas. The acquisition in March 2017 of Gregory Rockhouse Ranch, Inc. (the “GRR Acquisition”) and certain other affiliated entities and assets (collectively, the “GRR Entities”), added a vast array of brackish and effluent water sources and significant water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the Northern Delaware Basin portion of the Permian Basin. In 2019, we expanded our Northern Delaware Basin water infrastructure with the construction of a large diameter, 40-mile pipeline system that will deliver drilling and completion water required by our customers in New Mexico’s Lea and Eddy Counties, as well as provide the ability to transport produced water resulting from oil and gas production to recycling facilities or to disposal wells. This new system expansion is supported by a five-year take-or-pay contract with a major international integrated oil company for the purchase and delivery of 75 million barrels of water in total beginning in December 2019.
o	Bakken: We have three governmental permits that enable us to withdraw up to 192 million barrels of water annually from the Missouri River and Lake Sakakawea in North Dakota. Water access cannot be easily replicated on Lake Sakakawea today as there are multiple environmental and regulatory conditions that must be met before an industrial water intake location can be built. New permits will also not be granted within 25 miles of an intake location associated with an existing permit. We have three of the five existing permits off Lake Sakakawea. To develop these water rights, we constructed, own and operate two large diameter pipeline systems that provide drilling and completion water to support oil and gas activity in McKenzie County, North Dakota. These two pipeline systems consist of approximately 88 miles of underground pipe of which we own 38 miles and have contractual rights to access the remaining 50 miles. We are evaluating the development of a third pipeline system that would serve Williams County and western Mountrail County. The development of the third permit would allow us to better utilize our full allotment of water per year across the three pipeline systems.
●	Fluid Disposal. We currently operate 14 SWDs with total daily maximum permitted disposal capacity in excess of 300,000 bpd. Our active SWDs are located in the Eagle Ford (5), Permian (3), Haynesville (3), MidCon (2) and Rockies (1) regions. Additionally, we have over 400,000 bpd of additional permitted, undeveloped disposal capacity as well as a significant backlog of pending permits. We dispose of both flowback water produced from hydraulic fracturing operations as well as naturally-occurring produced water that is extracted during the oil and natural gas production process. Volumes are transported to our SWDs for disposal by means of both owned and third-party gathering pipelines, as well as through owned and third-party fluid-hauling trucks.

Geographic Areas of Operation

We provide our Water Infrastructure offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	✓	✓	✓
Pipelines Systems & Associated Logistics	✓	✓	✓	—	—	✓	—
Fluid Disposal	✓	✓	—	✓	—	✓	✓

Customers

Our Water Infrastructure customers primarily include major integrated and independent U.S. and international oil and gas producers.

Competition

Our industry is highly competitive. Our customers typically award contracts after a competitive bidding process. Track record, the skill and competency of our people, pricing, safety and environmental performance and location and are key factors in the bid evaluation. Equipment availability, location, and technical specifications can also be significant considerations. While a significant portion of our work is awarded on a short term basis, we have a successful track record of utilizing our infrastructure to obtain various long term contracts such as areas-of-mutual-interest, acreage dedications, well bore dedications and take-or-pay agreements.

Certain large midstream companies offer some water-oriented and infrastructure services, though these are generally ancillary to their core businesses of gathering and transporting oil and gas volumes. Additionally, certain of our customers have invested in water infrastructure for their own operations. As a result, the water infrastructure competitive landscape is highly fragmented and our main competitors, aside from oil and gas companies, are typically private water midstream companies and smaller water service providers that focus on a more limited geographic area or service offering. We seek to differentiate ourselves from our competitors through our expansive scale and by delivering high-quality solutions, coupled with extensive regulatory expertise, well-trained people and a commitment to superior execution and a safe working environment. Additionally, we believe our ability to couple our water infrastructure with our water services and oilfield chemicals expertise provides an advantage relative to our competition.

Oilfield Chemicals

Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater LLC. We develop, manufacture and provide a full suite of completion and production chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. We sell completion chemicals primarily to leading pressure-pumping service companies in the U.S. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our well chemical services service line provides customized water treatment and flow assurance solutions to our customers.

Service Lines

Our Oilfield Chemicals segment is divided into the following services lines:

●	Completion Chemicals. Through our Completion Chemicals service line we develop, manufacture and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our product lines support the three major types of well completions used in shale oil and gas development today (cross-linked gel frac, linear fracs and slickwater fracs). We can provide 24/7/365 time-critical logistical support to our customers. Our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct-to-wellsite delivery to ensure seamless product availability for our customers. With our expertise in fracturing chemistry, we can develop customized products to meet customers’ frac-fluid system requirements. We have two primary manufacturing facilities in Texas, six regional distribution centers, approximately 60 heavy chemical transport trucks and approximately 275 on-site storage and transport trailers.
●	Production Chemicals. Through our Production Chemicals service line, we help our customers analyze well performance issues and develop engineered chemical solutions to enhance production and well performance and reduce production costs. We have two primary manufacturing facilities in Texas and one in Oklahoma. We serve the Permian, Eagle Ford, MidCon and Rockies markets and we offer analytical services as well as lab and field support through 23 field locations. Our products include production-enhancing chemicals, ancillary oilfield services, including corrosion and scale monitoring, chemical inventory management, well failure analysis, and lab services. In the Permian, our centrally located lab provides complete water and bacteria analysis through the well life cycle beginning with fracturing water through the production cycle. Our strategy is to provide basin-specific production chemicals solutions that lower our customers’ costs and increase their production. Our products help our customers mitigate scaling, corrosion, hydrogen sulfide and paraffin build-up problems. This service line allows us to help our customers manage well performance and costs over the life cycle of a well. We believe our Production Chemicals service line complements our Water Services and Water Infrastructure segments by expanding our relationships with key customers and pulling through other services. Our Production Chemicals business works closely with our Completions Chemicals service line, for example, when advising customers on the fluid systems best suited for a particular well when it transitions form completion to production.
●	Well Chemical Services. Through our Well Chemical Services service line, which was acquired from Baker Hughes on September 30, 2019, we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services in the U.S. land market. Our chemical experts provide pre-treatment water sampling, analysis and testing to determine a water’s chemistry, then design the most effective fracturing fluid system. The WCS team delivers customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. WCS provides disinfection treatment based on proven chlorine dioxide (ClO2) technology, with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions. This service neutralizes microorganisms, hydrogen sulfide (H2S), iron sulfide, phenols, mercaptans, and polymers in the surface water. Our highly mobile solids removal units offer a flexible, economic solution compared to permanently installed equipment, which may not be ideal for every application. These units, which can treat up to 10,000 barrels of water per day, are simple to set up, have low energy consumption rates, and have a small operating footprint, making them suitable for nearly any well-site. Additionally, through an exclusive third party sourcing relationship with Baker Hughes, WCS provides optimized flow assurance solutions through patented solid inhibitors, which prevent downhole deposition and tubular damage while increasing production and decreasing non-productive time. These products inhibit scale, paraffin, asphaltenes, iron sulfide and salt while also counteracting bacteria and corrosion. Our WCS team works closely with both our Completions Chemicals and Production Chemicals service lines as well as our water treatment and recycling teams within our Water Services and Water Infrastructure segments to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs.

Geographic Areas of Operation

We provide Oilfield Chemicals services in most of the major unconventional shale plays in the continental U.S. In the chart below, a “✓” indicates that we offer the service line in the indicated geographic region.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Haynesville	Rockies
Completion Chemicals	✓	✓	✓	✓	✓	✓
Production Chemicals	✓	✓	—	✓	✓	—
Well Chemical Services	✓	✓	✓	✓	✓	✓

Customers

Our Oilfield Chemicals customers primarily include pressure pumpers, along with major integrated and independent U.S. and international oil and gas producers.

Competition

The Oilfield Chemicals business is highly competitive. Our competitors include both large manufacturers and companies that are pure distributors of commodities and specialty chemicals. We believe that the principal competitive factors in the markets we serve are technical expertise, manufacturing capacity, workforce competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate ourselves from our competitors by delivering high-quality services and solutions, coupled with superior execution and operating efficiency in a safe working environment. Additionally, many of our competitors focus on serving multiple industries outside of oil and gas and therefore, we believe our dedicated focus on the oil and gas industry and in-basin manufacturing capabilities provides a competitive advantage.

Significant Customers

There were no customers that accounted for 10% or more of our consolidated revenues for the year ended December 31, 2019.

Sales and Marketing

We direct our sales activities through a network of sales representatives and business development personnel, which allows us to support our customers at both the corporate and field level. Our sales representatives work closely with local operations managers to target potential opportunities through strategic focus and regular customer interaction. We track the drilling and completion activities of our current and potential new customers. Our operations managers meet with our sales team several times a week, and monitor sales activity via daily reporting. To support our sales strategy, we have developed a proprietary database that integrates market information such as current rig, fracturing crew and permit activity and the location of our strategic water sources.

Our marketing activities are performed by an internal marketing group with input from a steering committee. We intend to build and maintain a well-recognized brand in the oil and gas industry through multiple media outlets including our website, blog and social media accounts, radio, print and billboard advertisements, and various industry-specific conferences, publications and lectures.

Environmental and Occupational Safety and Health Matters

Our water-related operations in support of oil and gas exploration, development and production activities pursued by our customers are subject to stringent and comprehensive federal, state, provincial and local laws and regulations in the U.S. governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting or performance of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

The trend in U.S. environmental regulation is typically to place more restrictions and limitations on activities that may affect the environment, and thus any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water-management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Historically, our environmental compliance costs in the U.S. have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. Our customers may also incur increased costs or restrictions, delays or cancellations in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.

The following is a summary of the more significant existing environmental and occupational safety and health laws in the U.S., as amended from time to time, to which our operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes. The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA, and instead are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our and our oil and gas producing customers’ costs to manage and dispose of generated wastes, which could have a material adverse effect on our and our customers’ results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

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

We currently own, lease, or operate numerous properties that have been used for activities supporting oil and gas exploration, development and production for a number of years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where we conduct services for our customers or where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response actions or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial operations to prevent future contamination, the costs of which could be material.

Water discharges and use. The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities.

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule and recodifying the regulatory text that governed waters of the U.S. prior to promulgation of the 2015 rule until such time as a final rule re-defining the Clean Water Act’s jurisdiction over waters of the U.S. was made effective in replacement of the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining such jurisdiction. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective in replacement of the October 22, 2019 final rule. Under the new January 23, 2020 final rule, the EPA has narrowed the federal government’s jurisdictional permitting authority under the Clean Water Act relative to the 2015 final rule. The 2015 final rule has been the subject of legal challenges by various factions in federal district court and implementation of the 2015 rule has been enjoined in slightly over half of the states pending resolution of the various federal district court challenges. Upon the effectiveness of the January 23, 2020 rule, the U.S. will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the U.S. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, we or our customers could face increased costs and restrictions, delays or cancellations with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the U.S. The OPA applies to vessels, offshore facilities, and onshore facilities, including E&P facilities that may affect waters of the U.S. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. In 2018, the Bureau of Ocean Energy Management raised OPA’s damages liability cap to $137.7 million; however, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct, resulted from violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the U.S.

Saltwater disposal wells and induced seismicity. Saltwater disposal via underground injection is regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (the “SDWA”) and analogous state and local laws and regulations. The UIC program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property and personal injuries. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced waters and other substances, which could affect our business.

Furthermore, in response to seismic events in the past several years near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission adopted similar rules. In late 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders limiting future increases in the volume of oil and gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. An additional consequence of this seismic activity is lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations.

Hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing.

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

Legislation has been introduced, from time to time, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the U.S. in 2020 to ban hydraulic fracturing of oil and natural gas wells. Moreover, some state and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Oklahoma, California, Ohio, Pennsylvania and North Dakota, among others, have adopted regulations that impose stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations. Also, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the oil and natural gas industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. Among other things, the Colorado oil and gas agency will consider enhanced safety and environmental protections during well development operations, including drilling and hydraulic fracturing activities. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, as certain local governments in California have done. Other states, such as Texas, Oklahoma and Ohio have taken steps to limit the authority of local governments to regulate oil and gas development.

In the event that new federal, state or local restrictions or bans on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from the current standard of 75 parts per million to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

Climate Change. Climate change continues to attract considerable public, political and scientific attention. As a result, numerous regulatory initiatives have been enacted, and are likely to continue to be developed, at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. These regulatory efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Additionally, the threat of climate change has resulted in increasing political, litigation and financial risks associated with the production and consumption of fossil fuels and emission of GHGs. The adoption and implementation of any federal or state legislation, regulations or executive orders or the occurrence of any litigation or financial developments that impose more stringent requirements or bans on GHG-emitting production activities or locations where such production activities may occur, impose liabilities for past conduct relating to GHG-emitting production activities, or limit or eliminate sources of financing for ongoing production operations could require our E&P customers to incur increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas that, in turn, could reduce demand for our products and services. See “Item 1A. Risk Factors – Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation, and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide” for additional information relating to risks arising out of climate change including the emission of GHGs.

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the U.S. Fish & Wildlife Service (the “FWS”) may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety. We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the U.S. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Frank R. Lautenberg Chemical Safety for the 21st Century Act (the “Lautenberg Act”), which substantially revised TSCA. Amongst other items, the Lautenberg Act eliminated the cost-benefit approach to analyzing chemical safety concerns with a health-based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

Occupational Safety and Health and other legal requirements. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA’s hazard communication standard, the EPA’s Emergency Planning and Community Right-to-Know Act and comparable state regulations and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements.

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

Seasonality

Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and the conclusion of our customers’ annual drilling and completions capital expenditure budgets during which we typically experience declines in our operating results. In a stable commodity price and operations environment, we often see notable declines in November and December for the reasons described above. In 2019, this decline began earlier and impacted the entirety of the fourth quarter.

Intellectual Property

Protection of our products and processes is important to our businesses. We own numerous patents and, where appropriate, we file patent applications for new products and technologies. For example, we use our AquaView® technology to quantify volumes and flow rates to verify current and potential water availability and volumes when analyzing a new water source. We also currently own six U.S. patents relating to completions technology including borate cross-linkers, slurry monitoring systems and others. We also have a robust program to seek patents on new developments. We have a meaningful backlog of pending patents, including a proprietary water analytics and automation tool, as well as creating fracturing fluids with produced water, evaporation methodologies, cross-linker/breaker mechanisms and liquid distribution metering systems. We hold numerous patents and, while a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

We also rely upon continuing technological innovation and trade secrets to develop and maintain our competitive position. There can be no assurance that confidentiality and other agreements into which we enter and have entered will not be breached, that these agreements will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

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

Risk Management and Insurance

Our operations are subject to hazards inherent in the oil and gas industry, including accidents, blowouts, explosions, craterings, fires, oil spills and hazardous materials spills. These conditions can cause:

●	personal injury or loss of life;
●	damage to, or destruction of, property, the environment and wildlife; and
●	the suspension of our or our customers’ operations.

In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims.

Because our business involves the transportation of heavy equipment and materials, we may also experience traffic accidents, which may result in spills, property damage and personal injury.

Despite our efforts to maintain high safety standards, from time to time we have suffered accidents, and there is a risk that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, and our relationship with customers, employees and regulatory agencies. In particular, in recent years many of our large customers have placed an increased emphasis on the safety records of their service providers. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

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

We enter into master service agreements (“MSAs”) with most of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our Water Services, Water Infrastructure, Oilfield Chemical product sales, accommodations and rentals and completion and construction services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling of the equipment of others. However, our customers generally assume responsibility for all other pollution or contamination that may occur during operations, including that which may generally result from seepage or any other uncontrolled flow of drilling fluids. The assumed responsibilities include the control, removal and cleanup of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination.

Generally, our customers also agree to indemnify us against claims arising from the personal injury or death of the customers’ employees or those of the customers’ other contractors, in the case of our hydraulic fracturing operations, to the extent that such employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees or employees of any of our subcontractors, unless resulting from the gross negligence or willful misconduct of our customer. The same principals apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited in an instance of gross negligence or willful misconduct. Losses arising from catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

Employees

As of December 31, 2019, we had approximately 3,900 employees and no unionized labor. We believe we have good relations with our employees.

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

Risks Related to Our Business

Our business depends on capital spending by the oil and gas industry in the U.S., and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.

Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and gas in the U.S. The significant decline in oil and gas prices that began in the fourth quarter of 2014 caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services in 2015 and 2016, as well as a reduction in the rates we charged and the utilization of our assets. In 2017 and through the third quarter of 2018, our clients steadily increased their spending as compared to 2016 levels; however, in the fourth quarter of 2018, we experienced a pullback in spending by our customers, driven by a decline in oil prices and seasonal factors. Similarly in 2019 spending levels were steady during the first three quarters, but we experienced a pullback in spending by our customers during the fourth quarter due primarily to seasonal factors and constrained customer budgets. If oil and gas prices decline our customers may cancel, delay or curtail their spending on our services. Reduced completion rates of new oil and gas production in our market areas as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent the reduced number of wells for us to service more than offsets increasing completion activity and intensity. Any of these conditions or events could adversely affect our operating results. If a recovery does not materialize and our customers fail to increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production;
●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	actions by the members of the Organization of Petroleum Exporting Countries and partners with respect to oil production levels and announcements of potential changes in such levels;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

If oil prices or natural gas prices were to decline, the demand for our services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. If oil prices or natural gas prices decline, or if completions activity is reduced, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. The posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.19 per Bbl in February 2016 to a high of $107.95 per Bbl in June 2014. During 2019, WTI prices ranged from $46.31 to $66.24 per Bbl. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Recent volatility in oil and gas prices and pressure from investors have led, and may continue to lead, our customers to implement a more disciplined capital spending strategy. This disciplined approach could reduce the demand for our services and cause our customers to demand lower rates for our services, which could materially and adversely affect our results of operation.

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

Because of the key nature of these permits and water infrastructure within the Bakken, the success and profitability of our business may be disproportionately exposed to factors impacting this region. These factors include, among others: (i) the prices of, and associated costs to produce, crude oil and gas from wells in the Bakken and other regional supply and demand factors (including the generally higher cost nature of production in the Bakken compared to other major shale plays and the pricing differentials that exist in the Bakken because of transportation constraints); (ii) the amount of exploration, development and production activities of our Bakken customers and their spending on our services; (iii) our ability to keep and maintain our governmental water permits; (iv) the cost of operations and the prices we can charge our customers in this region; and (v) the availability of equipment, supplies, and labor. Although we currently have secured key permits for water in this region, if we were to lose our water rights for any reason, including termination by the government upon the occurrence of a material breach, including nonpayment and default in performance, unexpected adverse environmental impacts, or our competitors were able to secure equivalent rights, our business could be materially harmed. In addition, our operations in the Bakken field may be adversely affected by severe weather events such as floods, blizzards, ice storms and tornadoes. For the years ended December 31, 2019, 2018 and 2017, our Bakken operations represented 7.1%, 9.9% and 10.4%, respectively, of our revenues. The concentration of our water permits and significant infrastructure assets in North Dakota also increases our exposure to changes in local laws and regulations, including those designed to protect wildlife and unexpected events that may occur in this region such as seismic events, industrial accidents or labor difficulties. Any of the risks described above could have an adverse effect on our financial condition, results of operations and cash flows.

Additionally, with the GRR Acquisition completed in March 2017 and the acquisition of the assets of Pro Well Testing and Wireline, Inc. (“Pro Well”) completed in November 2018, we have bolstered our water and water-related services to our customers in New Mexico. We expect to further develop those water and water-related services in the state in the future but the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado, for which discovery is scheduled to be completed in May 2020 and is expected to be tried by a special master in the first half of 2021. In this lawsuit, Texas is alleging that New Mexico is not delivering the yearly water allotment due to Texas under the Rio Grande Compact, which agreement was created in 1938 to ensure that the two states and the state of Colorado would get their fair share of water from the river. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

Restrictions on the ability to procure water or changes in water sourcing requirements could decrease the demand for our water-related services.

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

As a component of our business strategy, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

●	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of the acquired business, including but not limited to environmental liabilities;
●	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
●	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;
●	potential losses of key employees and customers of the acquired business;
●	risks of entering markets in which we have limited prior experience; and
●	increases in our expenses and working capital requirements.

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

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources. Our failure to successfully incorporate the acquired business and assets into our existing operations or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

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

Our Credit Agreement contains certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Credit Agreement is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Credit Agreement has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days. Our ability to comply with such financial condition tests can be affected by events beyond our control and we may not be able to do so. The scheduled maturity date for our Credit Agreement is November 1, 2022. In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its respective equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. For additional information regarding our Credit Agreement, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

If we are unable to remain in compliance with the covenants of our Credit Agreement, then the lenders may declare all amounts outstanding under the Credit Agreement to be immediately due and payable. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy, which may reduce our profitability or result in significant dilution to our stockholders.

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2019, 2018 and 2017, we spent $110.1 million, $165.4 million and $98.7 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, our initial public offering (the “IPO”), external borrowings and capital contributions from the existing and former owners of outstanding membership interests in SES Holdings prior to the Select 144A Offering and the related reorganization (the “Legacy Owners”) and certain of the Legacy Owners who received shares of our Class A common stock in exchange for their common units in SES Holdings (each, an “SES Holdings LLC Unit”) received in connection with the corporate reorganization transactions related to the Select 144A Offering (the “Contributing Legacy Owners”). These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

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

We purchase a substantial portion of our raw materials for our chemicals business from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements provide us only limited protection against price volatility as they are entered into either on a short-term basis or are longer-term volume contracts, which provide for market-based pricing renegotiated several times per year. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contractual product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

There are several raw materials for which there are only a limited number of suppliers or a single supplier. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers, evaluate alternative sources of supply and evaluate alternative technologies to avoid reliance on limited or sole-source suppliers. Where supply relationships are concentrated, particular attention is paid by the parties to ensure strategic intentions are aligned to facilitate long-term planning. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. Any interruption in the supply of raw materials could increase our costs or decrease our revenue, which could reduce our cash flow. The inability of a supplier to meet our raw material needs could have a material adverse effect on our financial condition and results of operations.

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost-effective substitutes. We may also experience higher operating costs such as energy or transportation costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher production costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

Though a comprehensive trade agreement has recently been agreed to and signed, the U.S. government has previously imposed tariffs affecting certain goods produced in China. A portion of the chemicals we use originate in China and are sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs and reduce profitability. Additionally, delays or interruptions in the supply of some chemicals for any reason could impact our ability to generate chemicals revenue. If we are forced to source chemicals currently originating in China from other countries, such compounds might be more expensive, inferior in quality, or take longer to source. If we incur higher costs that we cannot pass on to our customers or if we are unable to adequately replace the chemicals we currently source with chemicals produced elsewhere, our business could be adversely affected.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.

We operate with most of our customers under MSAs. We endeavor to allocate potential liabilities and risks between the parties in the MSAs. Generally, under our MSAs, including those relating to our services, we assume responsibility for, including control and removal of, pollution or contamination which originates above the surface and originates from our equipment or services. Our customers generally assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. We may have liability in such cases if we are negligent or commit willful acts. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer-owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the above allocations of risk. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operations.

Legislation or regulatory initiatives intended to address seismic activity associated with oilfield wastewater disposal wells could restrict our ability to dispose of produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

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

One such concern relates to recent seismic events in the U.S. near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. The U.S. Geological Survey also noted the potential for induced seismicity in Ohio and Alabama. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued new rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completions seismicity guidelines in late 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. The Texas Railroad Commission has also adopted similar rule. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. Additional consequences of this seismic activity are lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting, volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and the operations of our customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations and the operations of our customers, including the acquisition of permits to take fresh water from surface and underground sources, construct pipelines or containment facilities, drill wells or conduct other regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling of oilfield and other wastes, because of air emissions and wastewater discharges related to our operations, and due to historical oilfield industry operations and waste disposal practices. Our businesses include the operation of oilfield waste disposal injection wells that pose risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Remedial costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition.

Over time, laws and regulations protecting the environment generally have the tendency to become more stringent, potentially leading to material increases in costs for future environmental compliance and remediation. For example, in 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone to 70 parts per million under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. However, in recent years, efforts have been made to mitigate the stringency of these legal initiatives. As an example, in

2015, the EPA and the Corps published a final rule attempting to clarify the federal jurisdictional reach over waters of the U.S. In 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule and recodifying the regulatory text that governed waters of the U.S. prior to promulgation of the 2015 rule until such time as a final rule re-defining the Clean Water Act’s jurisdiction over waters of the U.S. was made effective in replacement of the 2015 rule. On January 23, 2019, the two agencies issued a final rule re-defining such jurisdiction. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective in replacement of the October 22, 2019 final rule over the entire U.S. but there remains the expectation that the January 23, 2020 final rule will be legally challenged in federal district court. The adoption of any new laws, or regulations, amendment of existing laws and regulations, re-interpretation of legal requirements or increased enforcement could restrict, delay or cancel exploratory or developmental drilling for oil and gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third-party services. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third-party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or add inexperienced personnel.

Federal, state, and local legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing could result in operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells that may reduce demand for our services and could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Hydraulic fracturing is an important and common practice that is used to stimulate the production of hydrocarbons from dense subsurface rock formations. The process involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. In the U.S., hydraulic fracturing is currently generally exempt from regulation under the SDWA’s UIC program and is typically regulated by state oil and gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies, several of which have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding TSCA reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

Legislation has been introduced from time to time, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. However, concern over the threat of climate change has resulted in proposals by certain candidates seeking the office of the President of the U.S. in 2020 to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Oklahoma, California, Ohio, Pennsylvania and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Also, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the oil and natural gas industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. Among other things, the Colorado oil and gas agency will consider enhanced safety and environmental protections during well development operations, including drilling and hydraulic fracturing activities. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. Additionally, non-governmental organizations may seek to restrict hydraulic fracturing, as has been the case in Colorado in recent years. Notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development. In the event that new federal, state or local restrictions on the hydraulic fracturing process are adopted in areas where we or our customers conduct business, we or our customers may incur additional costs or permitting requirements to comply with such requirements that may be significant in nature and our customers could experience added restrictions, delays or cancellations in their exploration, development, or production activities, which would in turn reduce the demand for our services and have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

In addition, in light of concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, the Oklahoma Corporation Commission released well completion seismicity guidelines in December 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, as certain local governments in California have done. Other states, such as Texas, Oklahoma and Ohio have taken steps to limit the authority of local governments to regulate oil and gas development. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, consolidated financial condition, and consolidated results of operations.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers in the production of oil and gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. Also, presidential executive orders could be issued seeking to ban hydraulic fracturing activities or new leases for production of minerals on federal properties. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing or leasing activities on federal properties could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our and our customers' operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation, and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the U.S. and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the U.S. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the U.S. has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the U.S. in the form of pledges made by certain candidates seeking the office of the President of the U.S. in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the U.S.’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their current energy investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change, not to provide funding for fossil fuel producers. Limitation of investment in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of any international, federal, regional or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation or regulations could, consequently, reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our and our customers’ financial condition and results of operations.

The Endangered Species Act and Migratory Bird Treaty Act govern both our and our oil and gas producing customers’ operations and additional restrictions may be imposed in the future, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and gas wells.

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

In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict the use of or access to federal, state and private lands.

Our chemical products are subject to stringent chemical control laws that could result in increased costs on our business.

We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as the TSCA. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, in 2016, President Obama signed into law the Lautenberg Act, which substantially revised TSCA. Among other items, the Lautenberg Act eliminated the cost-benefit approach to analyzing chemical safety concerns with a health-based safety standard and requires all chemicals in commerce, including those “grandfathered” under TSCA, to undergo a safety review. The Lautenberg Act also requires safety findings before a new chemical can enter the market. Although it is not possible at this time to predict how EPA will implement and interpret the new provisions of the Lautenberg Act, or how legislation or new regulations that may be adopted pursuant to these regulatory and legislative efforts would impact our business, any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

Chemical manufacturing facilities in our industry are subject to outages and other disruptions. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenue and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

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

In addition, we rely on a number of vendors, suppliers, and in some cases sole-source suppliers, service providers, toll manufacturers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities that we need to operate our business. If the business of these third parties is disrupted, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our chemical products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We operate in a highly competitive industry, which may intensify as our competitors expand their operations, thereby causing us to lose market share, and which could negatively affect our ability to expand our operations.

The water solutions business is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis. Some of our larger diversified competitors have a similarly broad geographic scope, as well as greater financial and other resources than us, while others focus on specific basins only and may have locally competitive cost efficiencies as a result. Additionally, there may be new companies that enter the water solutions business, or our existing and potential customers may develop their own water solutions businesses. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services; we may be unable to effectively compete. If our existing and potential customers develop their own water solutions businesses, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

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

We periodically seek to increase the prices on our services to offset rising costs and to generate returns on investment for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new water transfer equipment, fluid hauling trucks and pipelines, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial position and results of operations.

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

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, pronounced declines in drilling and completions activity, as well as the demanding nature of the work, many workers have left the oilfield services section to pursue employment in different fields. If we are unable to retain or meet the growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected.

Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.

In the U.S., our operations and the operations of our oil and gas producing customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundments tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the U.S. may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.

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

In the U.S., obtaining a permit to own or operate wastewater disposal facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address remediation and closure obligations. As we acquire additional wastewater disposal facilities or expand our existing wastewater disposal facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing wastewater disposal facilities. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing wastewater disposal facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future wastewater disposal facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and cause the available cash that we have to distribute to our stockholders to decline.

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

The oilfield services industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. The saltwater disposal industry is subject to the introduction of new waste treatment and disposal techniques and services using new technologies including those involving recycling of saltwater, some of which may be subject to patent protection. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. For example, some oil and gas producers are focusing on developing and utilizing non-water fracturing techniques, including those utilizing propane, carbon dioxide or nitrogen instead of water. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or products at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations or reduce the amount of waste produced in oil and gas drilling and production activities, thereby reducing or eliminating the need for third-party disposal. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

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

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or wastewater into the environment. These conditions can cause:

●	disruption in operations;
●	substantial repair or remediate costs;
●	personal injury or loss of human life;
●	significant damage to or destruction of property, plant and equipment;
●	environmental pollution, including groundwater contamination;
●	impairment or suspension of operations; and
●	substantial revenue loss.

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

We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the year ended December 31, 2019, we recorded $3.7 million of impairment charges to write down the carrying value of our long-lived assets. We did not record an impairment on our definite-lived and indefinite-lived intangible assets.

We may be required to take a write-down of the carrying value of goodwill.

We conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill. For the year ended December 31, 2019, we recorded $4.4 million of goodwill impairment in connection with the Affirm reporting unit based on the then-expected proceeds from the sale of our Affirm business.

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.

Our water solutions operations are located primarily in the southern, mid-western and eastern U.S. Certain of these areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. Additionally, extended drought conditions in our operating regions could impact our ability to source sufficient water for our customers or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.

A terrorist attack or armed conflict could harm our business.

The occurrence or threat of terrorist attacks in the U.S. or other countries, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, may adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions, in accordance with our Related Party Transactions policy. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

The adoption of more stringent trucking legislation or regulations may increase our costs and could have an adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

In connection with the services we provide in the U.S., we operate as a motor carrier and therefore are subject to regulation by the U.S. DOT and analogous U.S. state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible legislative and regulatory changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations and changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

In the U.S., interstate motor carrier operations are subject to safety requirements developed and implemented by the U.S. DOT. Intrastate motor carrier operations often are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state laws and regulations. Consequently, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. In addition, proposals to increase taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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

We use trucks to transport some produced water to our wastewater disposal facilities. In recent years, certain states, such as North Dakota and Texas, and state counties have increased enforcement of weight limits on trucks used to transport raw materials on their public roads. It is possible that the states, counties and cities in which we operate our business may modify their laws to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and enforcement efforts could result in delays in, and increased costs to, transport produced water to our wastewater disposal facilities, which may either increase our operating costs or reduce the amount of produced water transported to our facilities. Such developments could decrease our operating margins or amounts of produced water and thereby have a material adverse effect on our results of operations and financial condition.

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

Risks Related to our Class A Common Stock

We do not currently pay any dividends to the holders of the Class A common stock and the availability and timing of future dividends, if any, is uncertain.

We do not currently pay any dividends on our Class A common stock, and consequently, in the near term, your only opportunity to achieve a return on your investment in us will be if you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you pay. Additionally, our Credit Agreement places certain restrictions on our ability to pay dividends. We may amend our Credit Agreement or enter into new debt arrangements that also prohibit or restrict our ability to pay dividends on our Class A common stock.

Subject to such restrictions, our board of directors will periodically review the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our Class A common stock for an extended period of time, if at all. Please read “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

If we fail to maintain and enhance an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and therefore are required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We cannot be certain that our efforts to maintain and enhance our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Sections 302 and 404 of Sarbanes-Oxley. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified control deficiencies related to the purchase price accounting related to the Rockwater Merger and the reconciliation of fixed assets physical counts with the general ledger that constituted material weaknesses in our internal control over financial reporting as of December 31, 2018. Specifically, the Company did not design and maintain effective controls with respect to the identification and substantiation of fixed assets purchased in the Rockwater Merger and to the reconciliation of our fixed assets physical counts with the general ledger.

These control deficiencies did not result in a material misstatement to the Company's consolidated financial statements for the year ended December 31, 2018. However, the control deficiencies could result in a misstatement of fixed assets, goodwill, depreciation expense or loss on disposition of assets that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that the control deficiencies constitute material weaknesses. Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company took actions in 2019 to remediate the material weaknesses related to our internal control over financial reporting. We implemented changes, including designing and implementing new controls, to validate the completeness and accuracy of fixed assets related to mergers and acquisitions as well as reconciling fixed assets physical counts with the general ledger. Testing of these remedial actions was completed as of the end of the period covered by this report and management has concluded that these material weaknesses have been remediated.

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

In addition, Legacy Owner Holdco, Crestview Partners II SES Investment B, LLC, the SCF Group (as defined below) and WDC Aggregate LLC (collectively, the “Registration Rights Holders”), who collectively own in excess of 27.9 million shares of our common stock, are party to a registration rights agreement which provides, among other things, for parties to that agreement to initiate or participate in an underwritten public offering of all or a portion of their shares. The Registration Rights Holders may exercise their rights under such agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time.

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

Provisions contained in our Fourth Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws, which we refer to herein as our “amended and restated certificate of incorporation” and “amended and restated bylaws,” respectively, could make it more difficult for a third party to acquire us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our amended and restated bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings and include advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Class A common stock.

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

Legacy Owner Holdco beneficially owns 100% of our Class B common stock which represents approximately 15.7% of our outstanding voting capital stock. In addition, certain of our directors are currently employed by Crestview Advisors, L.L.C. (“Crestview Partners”), our private equity sponsor and, through Crestview Partners II GP, L.P. (“Crestview GP”), the manager of funds that hold the largest equity interest in Legacy Owner Holdco. Other funds controlled by Crestview GP also have an interest in our currently outstanding shares of our Class A common stock, representing an additional 3.7% of our outstanding voting capital. Collectively, these holders control approximately 19.4% of our voting shares. Holders of Class A common stock and Class B common stock generally will vote together as a single class on all matters presented to our stockholders for their vote or approval. Consequently, Legacy Owner Holdco will be able to significantly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions, regardless of whether other stockholders believe that a transaction is in their own best interests. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC (“Crestview Holdings A”); any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) SCF-VI, L.P., SCF-VII, L.P. and SCF-VII(A), L.P. and their respective affiliates, other than us (collectively, the “SCF Group”); (iii) the other entities (existing and future) that participate in the energy industry and in which the SES Group and SCF Group own substantial equity interests (the “Portfolio Companies”) or (iv) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, the SCF Group or the Portfolio Companies, including our Chairman, John D. Schmitz, our director, David C. Baldwin, and our Executive Vice President, Business Strategy, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us.

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

The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.

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

We are a holding company and have no material assets other than our equity interest in SES Holdings. We have no independent means of generating revenue. To the extent SES Holdings has available cash, we intend to cause SES Holdings to make (i) generally pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes and to make payments under the Tax Receivable Agreements that we entered into in connection with our restructuring at the Select 144A Offering and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions and (ii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. We will be limited, however, in our ability to cause SES Holdings and its subsidiaries to make these and other distributions or payments to us due to certain limitations, including the restrictions under our Credit Agreement and the cash requirements and financial condition of SES Holdings. To the extent that we need funds and SES Holdings or its subsidiaries are restricted from making such distributions or payments under applicable law or regulations or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

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

The term of each Tax Receivable Agreement commenced upon the completion of the Select 144A Offering and will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreements (or the Tax Receivable Agreements are terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) and we make the termination payment specified in the Tax Receivable Agreements. In addition, payments we make under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the Tax Receivable Agreements are not terminated and we have sufficient taxable income to utilize all of the tax benefits subject to the Tax Receivable Agreements, the payments due under the Tax Receivable Agreement entered into with Legacy Owner Holdco and Crestview GP are expected to commence at a yet to be determined future date, and to continue for 20 years after the date of the last exchange of SES Holdings LLC Units, and the payments due under the Tax Receivable Agreement entered into with an affiliate of the Contributing Legacy Owners are expected to commence at a yet to be determined future date, and to continue for 25 taxable years following the Select 144A Offering.

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

If we elect to terminate the Tax Receivable Agreements early or they are terminated early due to our failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control, our obligations under the Tax Receivable Agreements would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreements (determined by applying a discount rate of the lesser of 6.50% per annum, compounded annually, or one-year London Interbank Offered Rate (“LIBOR”) plus 100 basis points); and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreements, (ii) the assumption that any SES Holdings LLC Units (other than those held by us) outstanding on the termination date are exchanged on the termination date and (iii) certain loss or credit carryovers will be utilized in the taxable year that includes the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2019, the estimated termination payments would have been approximately $58.1 million (calculated using a discount rate equal to the lesser of 6.50% per annum, compounded annually, or one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $78.4 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2019) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

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

Legacy Owner Holdco owns approximately 15.7% of the outstanding SES Holdings LLC Units. Because it holds a portion of its ownership interest in our business in the form of direct ownership interests in SES Holdings rather than through us, Legacy Owner Holdco may have conflicting interests with holders of shares of Class A common stock. For example, Legacy Owner Holdco may have different tax positions from us, and decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may affect the timing and amount of payments that are received by the TRA Holders under the Tax Receivable Agreements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our ability to use Rockwater’s net operating loss carryforwards may be limited.

As of December 31, 2019, Rockwater had approximately $105.1 million of U.S. federal net operating loss carryforwards (“NOLs”), which will begin to expire in 2035, approximately $62.6 million of state NOLs which will begin to expire in 2023, and approximately $5.5 million of foreign NOLs, which will begin to expire in 2037. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Rockwater experienced an ownership change in connection with the Rockwater Merger. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease space for our principal executive offices in Houston, Texas and Gainesville, Texas and we also lease local office space in the regions in which we operate. Additionally, we own and lease numerous, storage facilities, trucking facilities and sales and administrative offices throughout the geographic areas in which we operate. In connection with our Oilfield Chemicals segment, we own and lease two primary manufacturing facilities in Texas, one primary manufacturing facility in Oklahoma, and six regional distribution centers to provide products to our customers in all major U.S. shale basins. Our leased properties are subject to various lease terms and expirations

We believe all the properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the sale or consolidation of our properties, as our business requires.

The following table shows our active leased and owned properties categorized by segment as of December 31, 2019:

Region	Water Services	Water Infrastructure	Oilfield Chemicals	Corporate & Other	Total

Leased	51	1	4	3	59
Owned	12	2	9	—	23
	63	3	13	3	82

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory-installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company-wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are unable to predict at this time whether any administrative, civil or criminal charges will be brought against us, although we have learned that we may be the target of a criminal investigation, and it is possible that other individuals or we could become targets. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter and these discussions continued in 2019 and are ongoing. Although we are unable to predict the timing or outcome of this investigation, we note that in similar circumstances, the EPA has imposed fines of approximately $7,200 per altered vehicle and has also required the responsible party to disgorge any financial benefit that it may have derived.

ITEM 4.              MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 21, 2020 there were 154 stockholders of record of our Class A common stock.

Dividend Policy

We have not previously paid dividends to holders of our Class A common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and repay any debt we may incur. While we have no current intention of declaring or paying any cash dividends to holders of our Class A common stock in the near future, our dividend policy is periodically reviewed. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our Credit Agreement and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of February 21, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,797,319	$15.95	2,685,391
Equity compensation plans not approved by security holders	—	—	—
Total	3,797,319	$15.95	2,685,391

Issuer Purchases of Equity Securities

			Approximate Dollar Value of
	Total Number of	Average Price	Shares that May Yet be Purchased
Period	Shares Purchased	Paid per Share(1)	Under the Plans or Programs(2)
October 1 through October 31, 2019	414,995	$7.45	$13,530,969
November 1 through November 30, 2019	226,800	$7.33	$11,867,820
December 1 through December 31, 2019	13,510	$7.48	$11,766,722
(1)	The average price paid per share includes commissions.
(2)	During 2019 and 2018, our board of directors approved programs permitting the Company to repurchase a portion of its outstanding shares of Class A common stock in the open market not to exceed $45.0 million in the aggregate.

ITEM 6.              SELECTED FINANCIAL DATA

The following table presents our selected historical data for the periods and as of the dates indicated. The statement of operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015 were derived from our audited historical consolidated financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Revenue
Water services	$772,311	$896,783	$418,869	$216,550	$412,998
Water infrastructure	221,593	230,115	163,328	52,054	67,474
Oilfield chemicals	268,614	259,791	41,586	—	—
Other	29,071	142,241	68,708	33,795	55,105
Total revenue	1,291,589	1,528,930	692,491	302,399	535,577
Costs of revenue
Water services	598,405	681,546	317,262	176,954	310,626
Water infrastructure	166,962	160,072	120,510	45,455	59,728
Oilfield chemicals	230,434	233,454	37,024	—	—
Other	30,239	124,839	58,270	29,098	48,370
Depreciation and amortization	116,809	130,537	101,645	95,020	104,608
Total costs of revenue	1,142,849	1,330,448	634,711	346,527	523,332
Gross profit (loss)	148,740	198,482	57,780	(44,128)	12,245
Operating expenses
Selling, general and administrative	111,622	103,156	82,403	34,643	56,548
Depreciation and amortization	3,860	3,176	1,804	2,087	3,104
Impairment of goodwill	4,396	17,894	—	138,666	21,366
Impairment of property and equipment	3,715	6,657	—	60,026	—
Impairment of cost-method investment	—	2,000	—	—	—
Lease abandonment costs	2,073	3,925	3,572	19,423	—
Total operating expenses	125,666	136,808	87,779	254,845	81,018
Income (loss) from operations	23,074	61,674	(29,999)	(298,973)	(68,773)
Other income (expense)
(Losses) gains on sales of property and equipment and divestitures, net	(11,626)	3,804	2,726	97	759
Interest expense, net	(2,688)	(5,311)	(6,629)	(16,128)	(13,689)
Foreign currency gain (loss), net	273	(1,292)	281	—	—
Other (expense) income, net	(2,948)	(2,872)	(2,357)	532	134
Income (loss) before tax expense	6,085	56,003	(35,978)	(314,472)	(81,569)
Income tax (expense) benefit	(1,949)	(1,704)	851	524	(324)
Net income (loss) from continuing operations	4,136	54,299	(35,127)	(313,948)	(81,893)
Net income from discontinued operations, net of tax	—	—	—	—	21
Net income (loss)	4,136	54,299	(35,127)	(313,948)	(81,872)
Less: net loss attributable to Predecessor	—	—	—	306,481	80,891
Less: net (income) loss attributable to noncontrolling interests	(1,352)	(17,787)	18,311	6,424	981
Net income (loss) attributable to Select Energy Services, Inc.	$2,784	$36,512	$(16,816)	$(1,043)	$—
Allocation of net income (loss) attributable to:
Class A stockholders	$2,784	$35,720	$(12,560)	(199)
Class A-1 stockholders	—	—	(3,691)	(844)
Class A-2 stockholders	—	792	(565)	—
Class B stockholders	—	—	—	—
	$2,784	$36,512	$(16,816)	$(1,043)
Weighted average shares outstanding:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Class A—Basic	80,176,323	72,403,318	24,612,853	3,802,972
Class A-1—Basic	—	—	7,233,973	16,100,000
Class A-2—Basic	—	1,604,575	1,106,605	—
Class B—Basic	23,806,646	31,986,438	38,768,156	38,462,541

Class A—Diluted	80,671,330	72,642,147	24,612,853	3,802,972
Class A-1—Diluted	—	—	7,233,973	16,100,000
Class A-2—Diluted	—	1,604,575	1,106,605	—
Class B—Diluted	23,806,646	31,986,438	38,768,156	38,462,541

Net income (loss) per share attributable to common stockholders:
Class A—Basic	$0.03	$0.49	$(0.51)	$(0.05)
Class A-1—Basic	$—	$—	$(0.51)	$(0.05)
Class A-2—Basic	$—	$0.49	$(0.51)	$—
Class B—Basic	$—	$—	$—	$—

Class A—Diluted	$0.03	$0.49	$(0.51)	$(0.05)
Class A-1—Diluted	$—	$—	$(0.51)	$(0.05)
Class A-2—Diluted	$—	$0.49	$(0.51)	$—
Class B—Diluted	$—	$—	$—	$—

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$203,948	$232,409	$(2,899)	$5,131	$151,999
Investing activities	(77,357)	(168,361)	(156,731)	(26,955)	(38,703)
Financing activities	(64,690)	(49,293)	122,397	45,560	(107,348)
Balance Sheet Data (at period end):
Cash and cash equivalents	$79,268	$17,237	$2,774	$40,041	$16,305
Total assets	1,347,620	1,360,605	1,356,368	405,066	650,248
Long-term liabilities	82,927	70,113	107,806	23,974	256,923
Other Financial Data:
	(unaudited)
EBITDA(1)	$129,442	$195,027	$74,100	$(201,237)	$39,853
Adjusted EBITDA(1)	182,732	257,619	117,262	16,944	65,539

(1)

EBITDA and Adjusted EBITDA are non-GAAP (as defined below) financial measures. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries (excluding cash gains), non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and non-recurring items outside the control of our management team. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

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

The following table shows a reconciliation of (i) EBITDA and Adjusted EBITDA, as applicable, to the most directly comparable GAAP measure, net loss.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$4,136	$54,299	$(35,127)	$(313,948)	$(81,872)
Interest expense, net	2,688	5,311	6,629	16,128	13,689
Income tax expense (benefit)	1,949	1,704	(851)	(524)	324
Depreciation and amortization	120,669	133,713	103,449	97,107	107,712
EBITDA	129,442	195,027	74,100	(201,237)	39,853
Net income from discontinued operations	—	—	—	—	(21)
Impairment of goodwill	4,396	17,894	—	138,666	21,366
Impairment of property and equipment	3,715	6,657	—	60,026	—
Impairment of cost-method investment	—	2,000	—	—	—
Lease abandonment costs	2,073	3,925	3,572	19,423	—
Non-recurring severance expenses(1)	1,691	1,220	4,161	886	3,200
Non-recurring transaction costs(2)	4,697	7,809	10,179	(236)	2,790
Non-cash compensation expenses	15,485	10,371	7,691	(487)	(889)
Non-cash loss (gain) on sale of assets or subsidiaries(3)	21,679	3,775	1,740	(97)	(760)
Non-recurring phantom equity and IPO-related compensation	—	—	12,537	—	—
Foreign currency (gain) loss, net	(273)	1,292	(281)	—	—
Inventory write-down	75	442	—	—	—
Non-recurring change in vacation policy(4)	—	2,894	—	—	—
Other non-recurring charges	(248)	4,313	3,563	—	—
Adjusted EBITDA	$182,732	$257,619	$117,262	$16,944	$65,539
(1)	For 2019, these costs were due to severance payments in connection with the dissolution of our former Wellsite Services segment. For 2018, these costs are associated with severance incurred in connection with the retirement of our former Chief Administrative Officer as well as the termination of certain Canadian employees. For 2017, these costs are associated with severance incurred in connection with the Rockwater Merger. For 2016, these costs are associated with the reduction in headcount as a result of the industry downturn.
(2)	For 2019, these costs primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations, as well as rebranding Pro Well and our Fluids Hauling business, and additional accruals relating to certain matters discussed in Item 3 – Legal Proceedings. For 2018, these costs are primarily related to the Rockwater Merger. For 2017, these costs are primarily associated with the Rockwater Merger and GRR Acquisition. For 2016, these transaction costs are associated with our evaluation and negotiation of various transactions that never materialized.

(3)	For 2019, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind down of the former Wellsite Services segment, and losses from sales of property and equipment in the normal course of business. For 2018 and 2017, losses were in connection with sales of property and equipment.
(4)	For 2018, these costs represent a one-time accrual to allow for carryover of unused vacation. Previously, any unused vacation was forfeited at year-end.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data”. This discussion and analysis contains forward-looking statements based on our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a leading provider of comprehensive water-management solutions to the oil and gas industry in the U.S. We also develop, manufacture and deliver a full suite of chemical products for use in oil and gas well completion and production operations. Through a combination of organic growth and acquisitions over the last decade, we have developed a leading position in the relatively new water solutions industry. We believe we are the only company in the oilfield services industry that combines comprehensive water-management services with related chemical products. Furthermore, we are one of the few large oilfield services companies whose primary focus is on the management of water and water logistics in the oil and gas development industry. Accordingly, as an industry leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

In many regions of the country, there has been growing concern about the increasing volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water such as brackish water or municipal or industrial effluent. We work with our customers to optimize their fluid systems to economically enable the use of these alternative sources. We also work with our E&P customers to reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems. These solutions reduce the demand for trucking operations, thereby reducing diesel emissions, increasing safety and decreasing traffic congestion in nearby communities.

Recent Trends and Outlook

Demand for our services depends substantially on drilling, completion and production activity by E&P companies, which, in turn, depends largely upon the current and anticipated profitability of developing oil and natural gas reserves in the U.S. Beginning in 2017 and through 2018, our clients steadily increased their spending as oil prices increased 28% from $50.80 per barrel on average in 2017 to $65.23 per barrel in 2018 and natural gas prices increased 6% from $2.99 per mmbtu on average in 2017 to $3.17 per mmbtu in 2018 according to the U.S. Energy Information Administration (“EIA”). In conjunction, U.S. rig count increased 18% and new well completions increased by 24% in 2018 relative to 2017, according to Baker Hughes Company and the EIA, respectively . However, beginning in the fourth quarter of 2018 and through 2019, we experienced a pullback in spending by our customers relative to previous trends. This decline was driven partly by a 13% decline in oil prices to $56.98 per barrel and a 19% decline in natural gas prices to $2.57 per mmbtu on average in 2019 and resulted in a 9% decline in rig count during 2019.

Recent volatility in oil and gas prices and pressure from investors have led many of our customers to implement a more disciplined capital spending strategy. In addition to the commodity price declines seen in 2019, we saw a notable change in the priorities of our customers and their investors over the course of the year. Beginning in 2019, many of our customers increasingly prioritized spending within their cash flows and capital budgets, debt reduction and returning capital to shareholders, rather than production growth. While these trends have resulted in a limitation of recent growth opportunities, we believe that ultimately, this transition will result in a healthier overall industry and a more stable long-term operating environment over time. This shift in priorities has led to an increased industry focus on optimizing operational efficiencies and decreasing costs, which consequently resulted in significant pricing pressure on the service industry throughout 2019.

In recent quarters, our customers have benefitted from enhanced operational efficiencies in both the drilling and completions processes. On the drilling side, our customers have benefited from improved economics driven by technologies that reduce the number of days required to drill a well and therefore the associated cost of drilling wells. Our customers have incorporated newer drilling rig technologies, meaning each rig can drill more wells in a given period. Additionally, drilling rigs have also incorporated new technology that greatly reduces the time it takes to move from one well location to the next. At the same time, E&P companies are evolving in their lifecycles away from single well drilling for appraisal purposes or to hold acreage positions, to larger-scale development plans incorporating multi-well pad development. This allows them to drill multiple wells from the same pad or location, improving cost efficiencies and reducing cycle times.

Similar trends have occurred on the completions side, utilizing improving subsurface techniques and technologies to exploit unconventional resources. These improvements have targeted increasing the exposure of each wellbore to the reservoir by drilling longer horizontal lateral sections of the wellbore. To complete the well, hydraulic fracturing is applied in stages along the wellbore to break up the resource so that oil and gas can be produced. As wellbores have increased in length, the number of stages has also increased, while at the same time, the average time to complete each stage has been significantly reduced. Further, E&P companies have improved production from each stage while reducing their costs through efficiencies.

Given the expected returns that E&P companies have reported for new well development activities due to improved rig efficiencies and increasing well completion complexity and intensity, we expect these industry trends to continue in today’s commodity price environment. We anticipate that the recent downward trends in commodity prices, recent shift in customer priorities and continued improvements in operational efficiencies will result in our customers further reducing their capital budgets in 2020 relative to 2019. While these industry trends are not without their challenges, we believe in the long term, there will be a bifurcation of the market between traditional commoditized or over-leveraged service companies and those like Select that are well capitalized with the scale, expertise and technological innovations to effectively service today’s more efficient and technology-reliant oilfield landscape.

In order to continue to advance our strategy, mitigate pricing pressures and continue to differentiate the advantages of our product offerings, we have made acquisitions and significant investments in our business to provide more comprehensive solutions offerings including technology, water infrastructure, chemicals manufacturing capabilities as well as expanding our water treatment capabilities. We prioritized executing these acquisitions and investments within cash flow and at the same time steadily improving our balance sheet over the course of recent years.

We believe our investments in automation technology will allow us to continue to improve our own operational efficiencies, while providing a more efficient, safer solution to our customers and improving our ability to decrease our cost of labor and protect our margins. Additionally, as the larger operators continue to focus on their long-term through-cycle development planning, we believe our continued investments in infrastructure and proprietary chemical capabilities allow us to provide more efficient, comprehensive solutions to our customers and continue to differentiate our capabilities relative to our smaller, single service, regional competitors.

Another area of strategic focus is investing in longer-lived infrastructure assets in areas we believe will experience consistently high levels of completion activity. We have successfully executed these types of investments in the Bakken, through our fixed infrastructure investments in North Dakota and in the Permian Basin, through our GRR Acquisition in the Northern Delaware Basin and our Northern Delaware Basin pipeline project. Additionally, as market opportunities continue to grow for treating and reusing produced water for new well completions, we are exploring opportunities to develop and expand our production-related services, including our existing produced water gathering infrastructure and SWDs, to help manage rapidly growing produced water volumes.

Within our Oilfield Chemicals segment, the recent addition of friction reducer manufacturing capabilities in Midland has saved us freight and logistics costs relative to shipping this high-volume product out of our Tyler, Texas production facility and increased our overall production capacity. We continue to make investments to drive operational efficiencies to continue to reduce unnecessary logistics and freight costs, making us more competitive and more nimble to our customers.

Additionally, our knowledge and expertise related to treatment, recycling and fracturing fluid chemistry allow us to provide our customers with environmentally sound solutions across a range of various water attributes. The quality of water used for a well completion directly impacts the completion chemicals that are used in the fracturing fluid system and the trend of increased use of produced water will continue to require additional chemical treatment solutions. We believe our recent acquisition of Baker Hughes Company’s well chemical services business (“WCS”) expanded upon our strong position in water treatment. WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and pre-, during and post-treatment monitoring service in the U.S. As a leading provider of chlorine dioxide generators, proprietary dry scale additives and specialty chemical deployment services in the U.S., we are now positioned to serve a much larger customer base with multiple water treatment and disinfection service offerings.

Going forward, we may continue to pursue selected, accretive acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer and landowner relationships and industry experience and expertise.

Well Chemical Services Acquisition

On September 30, 2019, we acquired WCS for $10.0 million, funded with cash on hand. WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expands the Company’s service offerings in oilfield water treatment across the full life-cycle of water, from pre-fracturing treatment through reuse and recycling.

Pro Well Acquisition

On November 20, 2018, we completed our acquisition of the assets of Pro Well for an initial payment of $12.4 million, which was funded with cash on hand. During March 2019, upon final settlement, the purchase price was revised to $11.8 million. This acquisition expanded our flowback footprint into New Mexico and added new strategic customers. The Pro Well assets acquired included $6.6 million of property, plant and equipment infrastructure that supports current operations.

Rockwater Merger

On November 1, 2017, we completed our merger with Rockwater (the “Rockwater Merger”). Rockwater was a provider of comprehensive water-management solutions to the oil and gas industry in the U.S. and Canada. Rockwater and its subsidiaries provided water sourcing, transfer, testing, monitoring, treatment and storage; site and pit surveys; flowback and well testing; water reuse services; water testing; and fluids logistics. Rockwater also developed and manufactured a full suite of specialty chemicals used in well completions, and production chemicals used to enhance performance over the life of a well. The total consideration for the Rockwater Merger was $620.2 million.

Resource Water Acquisition

On September 15, 2017, we completed our acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”) for total consideration of $9.0 million. Resource Water provides water transfer services to E&P operators in West Texas and East Texas. Resource Water’s assets include 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions, which are viewed as strategic to our water solutions business.

GRR Acquisition

On March 10, 2017, we completed the GRR Acquisition for total consideration of $59.6 million. The GRR Entities provide water and water-related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the Northern Delaware Basin portion of the Permian Basin.

Our Segments

Our services are offered through three operating segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment, water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment, operating as Rockwater, provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. Rockwater develops, manufacturers and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions, including polymer slurries, crosslinkers, friction reducers, biocides, scale inhibitors corrosion inhibitors, buffers, breakers and other chemical technologies. Our customer interaction and expertise is spread along many facets of the industry from well bore completion, to initial flowback and long-lived production. With the range of chemicals and application expertise our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers.

Rockwater also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to maximize the effectiveness of and optimize the efficiencies of the fracturing fluid system in conjunction with the quality of water used in well completions.

The results of our divested service lines that were previously a part of our former Wellsite Services segment including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations are combined in the “Other” category. As of December 31, 2019, these operations have ceased, and we do not expect regular recurring revenue going forward from this segment.

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

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $477.9 million, $545.0 million and $279.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our labor costs for the year ended December 31, 2017 included $12.5 million of non-recurring costs related to a payout on our phantom equity units and IPO bonuses. The majority of our recurring labor costs are variable and are incurred only while we are providing operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the year ended December 31, 2019 to reduce operating and equipment costs, as well as selling, general and administrative costs, in order to proactively manage these expenses as a percentage of revenue.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $244.1 million, $282.5 million and $161.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We incur significant transportation costs, associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $81.3 million, $97.0 million and $40.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $274.1 million, $283.2 million and $89.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Public Company Costs

General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with compliance with Sarbanes-Oxley; expenses associated with maintaining our listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly traded company will remain generally consistent with costs incurred during 2019. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

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

Gross Profit

To measure our financial performance, we analyze our gross profit which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit provides insight into profitability and true operating performance of our assets. We also compare gross profit to prior periods and across segments to identify trends as well as underperforming segments.

Gross Margins

Gross margins provide an important gauge of how effective we are at converting revenue into profits. This metric works in tandem with gross profit to ensure that we do not increase gross profit at the expense of lower margins, nor pursue higher gross margins exclusively at the expense of declining gross profits. We track gross margins by segment and service line, and compare them across prior periods and across segments and service lines to identify trends as well as underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Pro Well Acquisition

On November 20, 2018, we completed our acquisition of the assets of Pro Well. Our historical financial statements for periods prior to November 20, 2018 do not include the results of operations of Pro Well.

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

Affirm Divestitures

We sold the Affirm crane and field services businesses on February 26, 2019 and June 28, 2019, respectively. Affirm accounted for $21.8 million and $58.9 million of revenue during 2019 and 2018, respectively. Following the two divestitures, the divested operations were not included in the consolidated results of operations.

Canadian Operations Divestitures

On March 19, 2019, we sold over half of our Canadian operations and on April 1, 2019, we sold and wound down the rest of the Canadian operations. Canadian operations accounted for $8.2 million and $48.6 million of revenue during 2019 and 2018, respectively. Following the divestitures, the divested Canadian operations were not included in the consolidated results of operations.

Sand Hauling Wind Down

During the year ended December 31, 2019, we wound down our sand hauling operations and sold certain of our sand hauling property and equipment. Sand hauling accounted for $3.3 million and $37.0 million of revenue during 2019 and 2018, respectively.

Proceeds received from Divestitures and Wind Down

During the year ended December 31, 2019, we received $30.1 million from divestitures and fixed asset sales activity in connection with the sale and wind down of our Affirm subsidiary and the sand hauling and Canadian operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Year ended December 31,		Change
	2019	2018	Dollars	Percentage
	(in thousands)
Revenue
Water services	$772,311	$896,783	$(124,472)	(13.9)%
Water infrastructure	221,593	230,115	(8,522)	(3.7)%
Oilfield chemicals	268,614	259,791	8,823	3.4%
Other	29,071	142,241	(113,170)	(79.6)%
Total revenue	1,291,589	1,528,930	(237,341)	(15.5)%

Costs of revenue
Water services	598,405	681,546	(83,141)	(12.2)%
Water infrastructure	166,962	160,072	6,890	4.3%
Oilfield chemicals	230,434	233,454	(3,020)	(1.3)%
Other	30,239	124,839	(94,600)	(75.8)%
Depreciation and amortization	116,809	130,537	(13,728)	(10.5)%
Total costs of revenue	1,142,849	1,330,448	(187,599)	(14.1)%
Gross profit	148,740	198,482	(49,742)	(25.1)%

Operating expenses
Selling, general and administrative	111,622	103,156	8,466	8.2%
Depreciation and amortization	3,860	3,176	684	21.5%
Impairment of goodwill	4,396	17,894	(13,498)	NM
Impairment of property and equipment	3,715	6,657	(2,942)	NM
Impairment of cost-method investment	—	2,000	(2,000)	NM
Lease abandonment costs	2,073	3,925	(1,852)	(47.2)%
Total operating expenses	125,666	136,808	(11,142)	(8.1)%
Income from operations	23,074	61,674	(38,600)	(62.6)%

Other income (expense)
(Losses) gains on sales of property and equipment and divestitures, net	(11,626)	3,804	(15,430)	NM
Interest expense, net	(2,688)	(5,311)	2,623	(49.4)%
Foreign currency gain (loss), net	273	(1,292)	1,565	NM
Other expense, net	(2,948)	(2,872)	(76)	NM
Income before income tax expense	6,085	56,003	(49,918)	(89.1)%
Income tax expense	(1,949)	(1,704)	(245)	NM
Net income	$4,136	$54,299	$(50,163)	(92.4)%

Revenue

Our revenue decreased $237.3 million, or 15.5%, to $1.3 billion for the year ended December 31, 2019 compared to $1.5 billion for the year ended December 31, 2018. The decrease was primarily due to $124.5 million lower Water Services revenue and $8.5 million lower Water Infrastructure revenue, partially offset by $8.8 million higher Oilfield Chemicals revenue discussed below. Also impacting the change was $113.2 million lower revenue from the combined total of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019. For the year ended December 31, 2019, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 59.8%, 17.2%, 20.8% and 2.2% of our total revenue, respectively, compared to 58.7%, 15.0%, 17.0% and 9.3%, respectively, for the year ended December 31, 2018. The revenue change by operating segment was as follows:

Water Services. Revenue decreased $124.5 million, or 13.9%, to $772.3 million for the year ended December 31, 2019 compared to $896.8 million for the year ended December 31, 2018. The decrease was primarily due to lower water transfer, fluids hauling, and flowback and well testing revenues attributable to reduced drilling and completions activity and pricing pressure.

Water Infrastructure. Revenue decreased by $8.5 million, or 3.7%, to $221.6 million for the year ended December 31, 2019 compared to $230.1 million for the year ended December 31, 2018 primarily due to reduced activity on our Bakken pipeline system including non-pipeline related water sales and logistics, partially offset by increases in revenue from our New Mexico pipeline system.

Oilfield Chemicals. Revenue increased $8.8 million, or 3.4%, to $268.6 million for the year ended December 31, 2019 compared to $259.8 million for the year ended December 31, 2018, primarily due to three months of revenue from the WCS Acquisition. Also impacting the change were small increases in completion chemicals revenue, partially offset by small decreases in production chemicals revenue.

Other. Other revenue decreased $113.2 million, or 79.6%, to $29.1 million for the year ended December 31, 2019 compared to $142.2 million for the year ended December 31, 2018 as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $187.6 million, or 14.1%, to $1.1 billion for the year ended December 31, 2019 compared to $1.3 billion for the year ended December 31, 2018. The decrease was primarily due to $94.6 million lower costs from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Also impacting the decrease was $83.1 million lower Water Services costs, primarily due to aligning our cost structure to lower activity levels, further discussed below.

Water Services. Costs of revenue decreased $83.1 million, or 12.2%, to $598.4 million for the year ended December 31, 2019 compared to $681.5 million for the year ended December 31, 2018. The decrease was primarily driven by reduced drilling and completions activity levels. Cost of revenue as a percent of revenue increased from 76.0% to 77.5% due to pricing pressures we could not fully offset with cost reductions.

Water Infrastructure. Costs of revenue increased $6.9 million, or 4.3%, to $167.0 million for the year ended December 31, 2019 compared to $160.1 million for the year ended December 31, 2018. Cost of revenue as a percent of revenue increased from 69.6% to 75.3% primarily due to a decline in contribution from our high-margin Bakken pipeline system, resulting in a shift to lower margin services.

Oilfield Chemicals. Costs of revenue decreased $3.0 million, or 1.3%, to $230.4 million for the year ended December 31, 2019 compared to $233.5 million for the year ended December 31, 2018. Cost of revenue as a percent of revenue decreased from 89.9% to 85.8% due primarily to freight cost-savings from our Midland, Texas plant, improved inventory management and increased sales of higher-margin friction reducer products.

Other. Other costs decreased $94.6 million, or 75.8%, to $30.2 million for the year ended December 31, 2019 compared to $124.8 million for the year ended December 31, 2018 primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $13.7 million, or 10.5%, to $116.8 million for the year ended December 31, 2019 compared to $130.5 million for the year ended December 31, 2018 primarily due to the divestitures discussed above.

Gross Profit

Gross profit decreased by $49.7 million, to a gross profit of $148.7 million for the year ended December 31, 2019 compared to a gross profit of $198.5 million for the year ended December 31, 2018 primarily due to $41.3 million lower gross profit from Water Services and $15.4 million lower gross profit from Water Infrastructure due to factors discussed above. Also impacting the decrease was $18.6 million lower gross profit from the combined total of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. These were partially offset by $11.8 million higher gross profit from Oilfield Chemicals and $13.7 million lower depreciation costs discussed above. Gross margin as a percent of revenue decreased 1.5% to 11.5% during the year ended December 31, 2019, from 13.0% during the year ended December 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.5 million, or 8.2%, to $111.6 million for the year ended December 31, 2019 compared to $103.2 million for the year ended December 31, 2018. This was primarily due to a $5.1 million increase in non-cash equity incentive plan expenses as the incentive plan initiated in 2018 provides for a three year vesting period and there were more grants outstanding in 2019 than 2018. Also impacting the increase were increased costs associated with our recent divestitures, including severance expenses, professional fees and other transaction costs.

Impairment

During the year ended December 31, 2019, we incurred $4.4 million of goodwill impairment in connection with divesting Affirm. Additionally, we incurred $3.7 million of impairment of property and equipment, primarily comprised of $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divesting Canadian fixed assets, and $0.6 million related to an owned facility for sale.

During the year ended December 31, 2018, we determined that $12.7 million of goodwill in our Oilfield Chemicals segment and $5.2 million of goodwill related to our Affirm subsidiary were impaired as the estimated fair values were not adequate to fully cover the associated carrying values. Additionally, we incurred a $2.0 million impairment to write down most of our basis in our cost-method investee. Further, we incurred $6.7 million of impairment of property and equipment comprised of $4.4 million of Canadian fixed asset write-downs due to an expectation of loss on asset disposals as well as $2.3 million of impairment of machinery and equipment in poor condition in our Water Infrastructure segment.

Lease Abandonment Costs

Lease abandonment costs were $2.1 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively. Costs incurred in 2019 were comprised of Canadian lease terminations in connection with divesting and winding down Canadian and Affirm operations, two facility lease abandonments and accretion of expenses for previously abandoned facilities. Costs incurred during 2018 were primarily due to excess facility capacity stemming from the Rockwater Merger.

Net Interest Expense

Net interest expense decreased by $2.6 million, or 49.4%, to $2.7 million during the year ended December 31, 2019 compared to $5.3 million for the year ended December 31, 2018, primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since December 31, 2018.

Net Income

Net income decreased by $50.2 million, or 92.4%, to net income of $4.1 million for the year ended December 31, 2019 compared to net income of $54.3 million for the year ended December 31, 2018 primarily due to $49.7 million lower gross profit stemming from lower revenue and divestitures discussed above, $15.4 million higher net losses on sales of property and equipment, largely related to the recent divestitures, and $8.5 million higher selling, general and administrative costs discussed above, partially offset by $18.4 million lower impairment costs, $2.6 million lower interest expense and $1.9 million lower lease abandonment costs discussed above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year ended December 31,		Change
	2018	2017	Dollars	Percentage
	(in thousands)
Revenue
Water services	$896,783	$418,869	$477,914	114.1%
Water infrastructure	230,115	163,328	66,787	40.9%
Oilfield chemicals	259,791	41,586	218,205	524.7%
Other	142,241	68,708	73,533	107.0%
Total revenue	1,528,930	692,491	836,439	120.8%

Costs of revenue
Water services	681,546	317,262	364,284	114.8%
Water infrastructure	160,072	120,510	39,562	32.8%
Oilfield chemicals	233,454	37,024	196,430	530.5%
Other	124,839	58,270	66,569	114.2%
Depreciation and amortization	130,537	101,645	28,892	28.4%
Total costs of revenue	1,330,448	634,711	695,737	109.6%
Gross profit	198,482	57,780	140,702	243.5%

Operating expenses
Selling, general and administrative	103,156	82,403	20,753	25.2%
Depreciation and amortization	3,176	1,804	1,372	76.1%
Impairment of goodwill	17,894	—	17,894	NM
Impairment of property and equipment	6,657	—	6,657	NM
Impairment of cost-method investment	2,000	—	2,000	NM
Lease abandonment costs	3,925	3,572	353	9.9%
Total operating expenses	136,808	87,779	49,029	55.9%
Income from operations	61,674	(29,999)	91,673	305.6%

Other income (expense)
Gains on sales of property and equipment, net	3,804	2,726	1,078	NM
Interest expense, net	(5,311)	(6,629)	1,318	(19.9)%
Foreign currency (loss) gain, net	(1,292)	281	(1,573)	NM
Other expense, net	(2,872)	(2,357)	(515)	NM
Income (loss) before income tax expense	56,003	(35,978)	91,981	255.7%
Income tax (expense) benefit	(1,704)	851	(2,555)	NM
Net income (loss)	$54,299	$(35,127)	$89,426	254.6%

Revenue

Our revenue increased $836.4 million, or 120.8%, to $1.5 billion for the year ended December 31, 2018 compared to $692.5 million for the year ended December 31, 2017. The increase was driven by a $477.9 million increase in our Water Services revenue, a $66.8 million increase in our Water Infrastructure revenue, a $218.2 million increase in our Oilfield Chemicals revenue and a $73.5 million increase in our Other segment revenue. For the year ended

December 31, 2018, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 58.7%, 15.0%, 17.0% and 9.3% of our total revenue, respectively, compared to 60.5%, 23.6%, 6.0% and 9.9%, respectively, for the year ended December 31, 2017. The revenue increase by operating segment was as follows:

Water Services.  Revenue increased $477.9 million, or 114.1%, to $896.8 million for the year ended December 31, 2018 compared to $418.9 million for the year ended December 31, 2017. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 25.4% and an increase in the twelve month average U.S. land rig count of 18.4% during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Water Infrastructure. Revenue increased $66.8 million, or 40.9%, to $230.1 million for the year ended December 31, 2018 compared to $163.3 million for the year ended December 31, 2017. The increase was primarily attributable to the Rockwater Merger as well as an increase in the demand for our services as a result of a rise in well completion count of 25.4% and an increase in the twelve month average U.S. land rig count of 18.4% during the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

Costs of Revenue

Costs of revenue increased $695.7 million, or 109.6%, to $1.3 billion for the year ended December 31, 2018 compared to $634.7 million for the year ended December 31, 2017. The increase was largely attributable to the Rockwater Merger, higher labor costs due to an increase in employee headcount and outside services and higher rentals and materials expense as a result of increased demand for our services due to the overall increase in drilling, completion and production activities. The cost of revenue increase by operating segment was as follows:

Water Services. Costs of revenue increased $364.3 million, or 114.8%, to $681.5 million for the year ended December 31, 2018 compared to $317.3 million for the year ended December 31, 2017. The increase was primarily due to a full year of Rockwater operations in 2018 versus two months of operations in 2017 as well as organic growth revenue due to higher demand for our services.

Water Infrastructure. Costs of revenue increased $39.6 million, or 32.8%, to $160.1 million for the year ended December 31, 2018 compared to $120.5 million for the year ended December 31, 2017. The increase was primarily due to a full year of Rockwater operations in 2018 versus two months of operations in 2017 as well as organic growth due to higher demand for our services.

Oilfield Chemicals. Costs of revenue from our Oilfield Chemicals segment relates entirely to our Rockwater LLC operations acquired on November 1, 2017. Costs of revenue increased $196.4 million, or 530.5%, to $233.5 million for the year ended December 31, 2018 compared to $37.0 million for the year ended December 31, 2017, primarily due to a full year of operations in 2018 versus two months of operations in 2017. These costs primarily related to an increase in raw material costs incurred in manufacturing our chemical products.

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

Impairment

During the year ended December 31, 2018, we determined that $12.7 million of goodwill in our Oilfield Chemicals segment and $5.2 million of goodwill related to our Affirm subsidiary in our Other segment were impaired as the estimated fair values were not adequate to fully cover the associated carrying values. Additionally, we determined that most of our basis in our cost-method investee was no longer fully recoverable, and as such, it was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of investment within the consolidated statements of operations. Additionally, during the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Infrastructure segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable, so we recorded $2.3 million of impairment expense to write off these fixed assets. Finally, we determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of loss on asset disposals. There was no impairment expense incurred during the year ended December 31, 2017.

Lease Abandonment Costs

In conjunction with the Rockwater Merger, we decided to close certain facilities that were deemed duplicative of our existing operational locations. As a result of costs related to certain facilities that are no longer in use, we recorded $3.9 million of lease abandonment costs during the year ended December 31, 2018, approximately $2.2 million of which are directly attributable to the Rockwater Merger, as compared to $3.6 million of lease abandonment costs during the year ended December 31, 2017.

Net Interest Expense

Net interest expense decreased by $1.3 million, or 19.9%, to $5.3 million during the year ended December 31, 2018 compared to $6.6 million for the year ended December 31, 2017, due to paying down debt in 2018.

Net Income (Loss)

Net income of $54.3 million represented an increase of $89.4 million, or 254.6%, for the year ended December 31, 2018 compared to a net loss of $35.1 million for the year ended December 31, 2017 largely as a result of the factors described above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA, as

EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries (excluding cash gains), non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$4,136	$54,299	$(35,127)
Interest expense, net	2,688	5,311	6,629
Income tax expense	1,949	1,704	(851)
Depreciation and amortization	120,669	133,713	103,449
EBITDA	129,442	195,027	74,100
Impairment of goodwill	4,396	17,894	—
Impairment of property and equipment	3,715	6,657	—
Impairment of cost-method investment	—	2,000	—
Lease abandonment costs	2,073	3,925	3,572
Non-recurring severance expenses(1)	1,691	1,220	4,161
Non-recurring transaction costs(2)	4,697	7,809	10,179
Non-cash compensation expenses	15,485	10,371	7,691
Non-cash loss on sale of assets or subsidiaries(3)	21,679	3,775	1,740
Non-recurring phantom equity and IPO-related compensation	—	—	12,537
Foreign currency (gain) loss, net	(273)	1,292	(281)
Inventory write-down	75	442	—
Non-recurring change in vacation policy(4)	—	2,894	—
Other non-recurring charges	(248)	4,313	3,563
Adjusted EBITDA	$182,732	$257,619	$117,262

(1)	For 2019, these costs were due to severance payments in connection with the dissolution of our former Wellsite Services segment. For 2018, these costs are associated with severance incurred in connection with the retirement of our former Chief Administrative Officer as well as the termination of certain Canadian employees.
(2)	For 2019, these costs primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations, as well as rebranding Pro Well and our Fluids Hauling business, and additional accruals relating to certain matters discussed in Item 3 – Legal Proceedings. For 2018, these costs are primarily related to the Rockwater Merger.
(3)	For 2019, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind down of the former Wellsite Services segment, and losses from sales of property and equipment in the normal course of business. For 2018 and 2017, losses were in connection with sales of property and equipment.
(4)	For 2018, these costs represent a one-time accrual to allow for carryover of unused vacation. Previously, any unused vacation was forfeited at year-end.

EBITDA was $129.4 million for the year ended December 31, 2019 compared to $195.0 million for the year ended December 31, 2018. Adjusted EBITDA was $182.7 million for the year ended December 31, 2019 compared to $257.6 million for the year ended December 31, 2018. The decreases in EBITDA and Adjusted EBITDA resulted from a decrease in our revenues and gross profit, as discussed above.

EBITDA was $195.0 million for the year ended December 31, 2018 compared to $74.1 million for the year ended December 31, 2017. Adjusted EBITDA was $257.6 million for the year ended December 31, 2018 compared to $117.3 million for the year ended December 31, 2017. The increases in EBITDA and Adjusted EBITDA resulted from an increase in our revenues and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and borrowing capacity under our current Credit Agreement and cash flows from operations. Our primary uses of capital have been to maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on market conditions and other factors, we may also issue debt and equity securities if needed.

As of December 31, 2019, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of December 31, 2019, cash and cash equivalents totaled $79.3 million and we had approximately $194.7 million of available borrowing capacity under our Credit Agreement. As of December 31, 2019, the borrowing base under the Credit Agreement was $214.6 million, and we had no outstanding borrowings and outstanding letters of credit of $19.9 million. As of February 24, 2020, we had no outstanding borrowings, the borrowing base under the Credit

Agreement was $202.6 million, the outstanding letters of credit totaled $19.9 million, and the available borrowing capacity under the Credit Agreement was $182.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

Cash Flow Changes Between the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Dollar Change	Percentage Change
	2019	2018
	(in thousands)
Net cash provided by operating activities	$203,948	$232,409	$(28,461)	(12.2)%
Net cash used in investing activities	(77,357)	(168,361)	91,004	54.1%
Net cash used in financing activities	(64,690)	(49,293)	(15,397)	(31.2)%
Subtotal	$61,901	$14,755
Effect of exchange rate changes on cash and cash equivalents	130	(292)	422	NM
Net increase in cash and cash equivalents	$62,031	$14,463

Operating Activities. Net cash provided by operating activities was $203.9 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $232.4 million for the year ended December 31, 2018. The $28.5 million decrease in net cash provided by operating activities was primarily attributable to a decrease in net income adjusted for non-cash charges including impairments and decreases in working capital during the year ended December 31, 2019. These changes are primarily the result of decreased demand for our services.

Investing Activities. Net cash used in investing activities was $77.4 million for the year ended December 31, 2019, compared to $168.4 million for the year ended December 31, 2018. The $91.0 million decrease in net cash used in investing activities was primarily due to a $55.2 million reduction in purchases of property and equipment, a $28.1 million increase of proceeds primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations and a $7.7 million reduction in acquisitions, net of cash acquired and working capital receipts.

Financing Activities. Net cash used in financing activities was $64.7 million for the year ended December 31, 2019, compared to net cash used in financing activities of $49.3 million for the year ended December 31, 2018. The $15.4 million increase in net cash used in financing activities was primarily due to a $15.0 million increase in net debt repayments as well as a $2.0 million increase in repurchases of shares of Class A common stock during the year ended December 31, 2019.

Cash Flow Changes Between the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Dollar Change	Percentage Change
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$232,409	$(2,899)	$235,308	NM
Net cash used in investing activities	(168,361)	(156,731)	(11,630)	(7.4)%
Net cash (used in) provided by financing activities	(49,293)	122,397	(171,690)	(140.3)%
Subtotal	$14,755	$(37,233)
Effect of exchange rate changes on cash and cash equivalents	(292)	(34)	(258)	NM
Net increase (decrease) in cash	$14,463	$(37,267)

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

Investing Activities. Net cash used in investing activities was $168.4 million for the year ended December 31, 2018, compared to $156.7 million for the year ended December 31, 2017. The $11.6 million increase in net cash used in investing activities was primarily due to an increase in cash used for capital expenditures of $66.6 million during the year ended December 31, 2018 to support the increased scale of operations following the Rockwater Merger which occurred on November 1, 2017, partially offset by the $48.5 million decrease in cash used for acquisitions, primarily related to the GRR Acquisition in March 10, 2017.

Financing Activities. Net cash used in financing activities was $49.3 million for the year ended December 31, 2018, compared to cash provided by financing activities of $122.4 million for the year ended December 31, 2017. The $171.7 million increase in net cash used in financing activities was primarily due to the non-recurring nature of the $128.5 million in net proceeds received from the issuance of shares in our IPO on April 26, 2017, including the exercise of the over-allotment option, coupled with a net $28.0 million increase in net debt repayments of long-term debt during 2018. Also, impacting the increase in net cash used in financing activities was $15.7 million of common stock repurchases during the fourth quarter of 2018 related to our share repurchase program.

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

We were in compliance with all debt covenants as of December 31, 2019.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2019.

	Payments Due by Period
Contractual Obligations	Year 1	Years 2-3	Years 4-5	More than 5 years	Total
	(in thousands)

Estimated interest payments	$1,478	$2,710	$—	$—	$4,188
Operating lease obligations	24,742	29,823	21,663	44,094	120,322
Finance lease obligations	135	88	—	—	223
Total	$26,355	$32,621	$21,663	$44,094	$124,733

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

We completed an initial assessment of the amount of any liability under the Tax Receivable Agreements required under the provisions of ASC 450 in connection with preparing the Selected Consolidated Financial Statements. We determined that there was no resulting liability related to the Tax Receivable Agreements arising from the corporate reorganization and related transactions completed in connection with the Select 144A Offering as the associated deferred tax assets are fully offset by a valuation allowance. The corporate reorganization represented a reorganization of entities under common control transaction that is recorded based on the historical carrying amounts of affected assets and liabilities in accordance with ASC 805-50, Business Combinations—Related Issues. Under that guidance, any difference between consideration paid (in this case, the liability under the Tax Receivable Agreements) and the carrying amount of the assets and liabilities received is recognized within equity.

The initial liability will be adjusted at each reporting date through charges or credits in the consolidated statements of operations. We concluded that accounting by analogy to the accounting treatment specified in ASC 740-20-45-11(g) for subsequent changes in a valuation allowance established against deferred tax assets that arose due to a change in tax basis in connection with a transaction with stockholders, which is recorded in the consolidated statements of operations. We believe that analogy is appropriate given the direct relationship between the amount of any estimated tax savings to be realized and the recognition and measurement of the liability under the Tax Receivable Agreements.

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

Goodwill and other intangible assets: The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired in a business combination. Our goodwill at December 31, 2019 and 2018, totaled $266.9 million and $273.8 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Impairment of goodwill, long-lived assets and intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, and operating performance. Development of future cash flows also requires management to make assumptions and to apply judgment, including the timing of future expected cash flows, using the appropriate discount rates and determining salvage values. The estimate of fair value represents our best estimates of these factors based on current industry trends and reference to market transactions and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows. We operate within the oilfield service industry, and the cyclical nature of the oil and gas industry that we serve and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the estimated fair value of these assets and, in periods of prolonged down cycles, may result in impairment charges. Changes to our key assumptions related to future performance, market conditions and other economic factors could adversely affect our impairment valuation. During the year ended December 31, 2019, we impaired $3.7 million of property and equipment as the carrying values were not deemed recoverable including $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divesting Canadian fixed assets, and $0.6 million related to an owned facility for sale. During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Infrastructure segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals.

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

If the fair value of a reporting unit is less than its carrying value, impairment is calculated based on the difference between the fair value and carrying value in accordance with our early adoption of ASU 2017-04– Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of E&P activity of oil and gas companies, our financial performance and trends and our strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions, could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions. During the first quarter of 2019, we recorded $4.4 million of goodwill impairment in connection with divesting and winding down our Affirm subsidiary. During the year ended December 31, 2019, the fair values of our reporting units were greater than the carrying values resulting in no additional impairment. During the year ended December 31, 2018, we determined that $12.7 million of goodwill in our Oilfield Chemicals segment and $5.2 million of goodwill related to our Affirm subsidiary unit in our former Wellsite Services segment were impaired as the estimated fair values were not adequate to fully cover the associated carrying values.

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Revenue recognition: We use the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Revenue from our Water Services and Water Infrastructure segments is typically recognized over the course of time, whereas revenue from our Chemicals segment is typically recognized upon delivery. Revenue generated by each of our revenue streams is outlined as follows:

Water Services and Water Infrastructure— We provide water-related services to customers, including the sourcing and transfer of water; the containment of fluids; measuring and monitoring of water; the filtering and treatment of fluids, well testing and handling, transportation, and recycling or disposal of fluids. Revenue from Water Services and Water Infrastructure is primarily based on a per-barrel price, day-rate pricing or other throughput metrics as specified in the contract. We recognize revenue from Water Services and Water Infrastructure when services are performed.

Our agreements with our customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on our price sheet, we price our separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance-, cancellation-, termination-, or refund-type provisions. Services based on price sheets with customers are generally performed under separately-issued “work orders” or “field tickets” as services are requested. Of our Water Services and Water Infrastructure service lines, only sourcing and transfer of water are consistently provided as part of the same arrangement. In these instances, revenue for both sourcing and transfer are recognized concurrently when delivered.

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

Oilfield Chemical Product Sales—We develop, manufacture and market a full suite of chemicals utilized in hydraulic fracturing, stimulation, cementing and well completions, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies, to leading pressure pumping service companies in the U.S. We also provide production chemicals solutions, which are applied to underperforming wells in order to enhance well performance and reduce production costs through the use of production treating chemicals, corrosion and scale monitoring, chemical inventory management, well failure analysis and lab services.

Oilfield Chemicals products are generally sold under sales agreements based upon purchase orders or contracts with our customers that do not include right of return provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. The prices of products are fixed and determinable and are established in price lists or customer purchases orders. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured, and delivery occurs as directed by our customer.

Self-insurance: We self-insure, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, and vehicle liability. Our exposure (i.e. the retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, and $1.0 million for vehicle liability. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims was to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2019, we estimate the range of exposure to be from $13.9 million to $15.9 million and have recorded liabilities of $13.4 million which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and vehicle liability, less the portion prepaid. Additionally, we have recorded $0.5 million in general liabilities as of December 31, 2019.

Equity-based compensation: We account for equity-based awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. We expense awards with graded-vesting service conditions on a straight-line basis. Prior to our IPO, we did not have a listed price with which to calculate fair value. Therefore, prior to our IPO, we historically and consistently calculated the fair value using a market approach, taking into consideration peer group analysis of publicly traded companies.

Stock options have been granted with an exercise price equal to or greater than the fair market value of its underlying equity instrument as of the date of grant. Prior to our IPO, we historically valued our equity on a quarterly basis using a market approach that included a comparison to publicly traded peer companies using earnings multiples based on their market values and a discount for lack of marketability. We utilized the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The risk-free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. As there had been no market for our equity prior to our IPO, we considered the historical volatility of publicly traded peer companies when determining the volatility factor. The expected life of the options was based on a formula considering the vesting period and term of the options awarded. During the years ended December 31, 2018 and December 31, 2017, we granted 584,846 stock options with a grant date fair value of $5.2 million and 455,126 stock options with a grant date fair value of $3.6 million, respectively. No options were granted during the year ended December 31, 2019.

Restricted stock awards are based on the fair value of the award on the grant date and are recognized based on the vesting requirements that have been satisfied during the period. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, we granted 1,417,458 restricted stock awards with a weighted-average grant date fair value of $8.80 per share, 438,182 restricted stock awards with a weighted-average grant date fair value of $19.52 per share and 41,117 restricted stock awards with a weighted-average grant date fair value of $19.91 per share, respectively.

During 2019 and 2018, we approved grants of performance share units (“PSUs”) subject to both performance-based and service-based vesting provisions. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. As of December 31, 2019 and December 31, 2018, we had 1,014,990 PSUs valued at $9.28 per share and 255,364 PSUs valued at $6.32 per share, respectively.

During 2018, we approved grants of stock-settled incentive awards to certain key employees that are subject to both market-based and service-based vesting provisions. Compensation expense associated with the stock-settled incentive awards is recognized ratably over the corresponding requisite service period. The fair value of the stock-settled incentive awards was determined using a Monte Carlo option pricing model, similar to the Black-Scholes-Merton model, and adjusted for the specific characteristics of the awards. The estimated fair value being recognized as stock compensation over the vesting period is $1.1 million.

During 2017, our phantom awards were cash-settled awards that were contingent upon meeting certain equity returns and a liquidation event. As a result of the cash-settlement feature of these awards, we considered these awards to be liability awards, which were measured at fair value at each reporting date and the pro rata vested portion of the award was recognized as a liability to the extent that the performance condition was deemed probable. Prior to May 5, 2017, we settled our outstanding phantom unit awards for an aggregate amount equal to $7.8 million as a result of the completion of our IPO, which constituted a liquidity event with respect to such phantom unit awards. Based on the fair market value of a share of our Class A common stock on the date of our IPO of $14.00, the cash payment with respect to each phantom unit was approximately $5.53 before employer taxes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard is not expected to have a material impact to the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently reviewing the provisions of this new pronouncement.

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

Interest Rate Risk

At December 31, 2019, we had no outstanding borrowings under our Credit Agreement. As of February 24, 2020, we had no outstanding borrowings and $182.7 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our Credit Agreement.

Foreign Currency Exchange Risk

We have been exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary which had designated the Canadian dollar as its functional currency. With the recent divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we determined that we did not maintain adequate and effective internal controls with respect to the identification and substantiation of fixed assets purchased in the Rockwater Merger and to the reconciliation of our fixed assets physical counts with the general ledger. The Company took actions in 2019 to remediate the material weaknesses related to our internal control over financial reporting. We implemented changes, including designing and implementing new controls, to validate the completeness and accuracy of fixed assets related to mergers and acquisitions as well as reconciling fixed assets physical counts with the general ledger. Testing of these remedial actions was completed as of the end of the period covered by this report and management has concluded that these material weaknesses have been remediated.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2019 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2020

ITEM 9B.               OTHER INFORMATION

On February 21, 2020, the employment agreements of our Chief Executive Officer and President, Holli Ladhani, and our Executive Vice President – Oilfield Chemicals, Paul Pistono, were amended (each such amendment, an “Employment Agreement Amendment” and collectively, the “Employment Agreement Amendments”). Ms. Ladhani and Mr. Pistono had originally entered into employment agreements with Rockwater Energy Solutions, Inc. in June of 2011 and September of 2012, respectively. The Employment Agreement Amendments revise the cash severance formula for each of Ms. Ladhani and Mr. Pistono to equal the applicable severance multiple times the sum of (i) such executive’s base salary as of the date of termination and (ii) such executive’s target annual bonus for the year of such termination. A copy of each of the Employment Agreement Amendments is attached hereto as Exhibits 10.20 and 10.22. The foregoing summary is qualified in its entirety by the complete terms and conditions of each Employment Agreement Amendment.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

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

3.1

Fourth Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019.

3.2	Second Amended and Restated Bylaws of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019.

4.1	Form of Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Registration Statement on Form S-1, filed March 2, 2017 (Registration No. 333-216404)).

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

*4.6	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, amended.

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

10.10

Amendment No. 1 to Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings, LLC. (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

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

†10.13

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.13 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†10.14

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.14 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

10.15

Global Amendment to Performance Share Unit Grant Notices and Agreements (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed January 24, 2020).

†10.16

Form of Stock Option Agreement for John Schmitz under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†10.17

Form of Success Bonus Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.12 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 19, 2017).

†10.18

Select Energy Services, Inc. Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed February 1, 2018 (Registration No. 333-222816)).

†10.19

Employment Agreement between Holli C. Ladhani and Rockwater Energy Solutions, Inc., dated June 1, 2011 (incorporated by reference herein to Exhibit 10.18 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†*10.20	First Amendment to Employment Agreement between Holli Ladhani, Rockwater Energy Solutions, LLC and Select Energy Services, LLC, dated February 21, 2020.

†10.21

Employment Agreement between Paul Pistono and Rockwater Energy Solutions, Inc., dated September 4, 2012 (incorporated by reference herein to Exhibit 10.20 to Select Energy Services Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†*10.22	First Amendment to Employment Agreement between Paul Pistono, Rockwater Energy Solutions, LLC and Rockwater Energy Solutions Administrative Services, LLC, dated February 21, 2020.

†10.23

Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated January 14, 2019 (incorporated by reference herein to Exhibit 10.22 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†10.24

Employment Agreement between Nick Swyka and Select Energy Services, LLC, dated March 1, 2019 (incorporated by reference herein to Exhibit 10.23 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†10.25

Employment Agreement between Adam Law and Select Energy Services, LLC, dated March 1, 2019 (incorporated by reference herein to Exhibit 10.24 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019).

†10.26

Separation and General Release Agreement by and between Select Energy Services, LLC and David J. Nightingale, dated April 14, 2019 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 8, 2019).

†10.27

Employment Agreement between Mitchell Shauf and Select Energy Services, LLC, dated January 14, 2019 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 7, 2019).

*21.1	List of subsidiaries of Select Energy Services, Inc.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*101	Interactive Data Files
*101.INS	iXBRL Instance Document.
*101.SCH	iXBRL Taxonomy Extension Schema Document.
*101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed or furnished with this Annual Report on Form 10-K.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Energy Services, Inc.

Dated: February 25, 2020	/s/ HOLLI C. LADHANI
Holli C. Ladhani
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 25, 2020.

/s/ HOLLI C. LADHANI	President, Chief Executive Officer and Director
Holli C. Ladhani	(Principal Executive Officer)

/s/ NICK L. SWYKA	Chief Financial Officer and Senior Vice President
Nick L. Swyka	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ JOHN D. SCHMITZ	Chairman
John D. Schmitz

/s/ ROBERT V. DELANEY	Director
Robert V. Delaney

/s/ ADAM J. KLEIN	Director
Adam J. Klein

/s/ DAVID C. BALDWIN	Director
David C. Baldwin

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ KEITH O. RATTIE	Director
Keith O. Rattie

/s/ DAVID A. TRICE	Director
David A. Trice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

Critical audit matter

The critical audit matter communicated below is a  matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Water Services and Water Infrastructure Reporting Units

As described in Note 8 to the financial statements, the Company’s goodwill balance was $266.9 million and $273.8 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company modified its reportable segments and reporting units, which resulted in the allocation of previously recorded goodwill amounts to the newly defined reporting units.  In order to determine the amount of goodwill allocated to each reporting unit and test the amounts for impairment, the Company engaged a third party valuation firm to estimate the fair value of each of its reporting units as of March 31, 2019, the date the Company finalized its identification of newly defined reporting units, and again on October 1, 2019, the Company’s annual assessment date.  We identified the assessment of goodwill impairment for the Water Services and Water Infrastructure reporting units as a critical audit matter.

The principal considerations for our determination that the assessment of goodwill impairment as a critical audit matter are that there was a high estimation uncertainty due to significant judgements with respect to identification of reporting units and assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, weighted average costs of capital and future market conditions as well as valuation methodologies applied by the third party valuation firm.

Our audit procedures related to the identification of reporting units and the estimation of the fair value of the Water Services and Water Infrastructure reporting units included the following, among others. We tested the effectiveness of controls relating to management’s identification of reporting units and review of the assumptions used to develop the future revenues and cash flows, the reconciliation of future revenues and cash flows prepared by management to the data used in the third party valuation reports, the discount rates used, and valuation methodologies applied by the third party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

●	Utilized an internal valuation specialist to evaluate:

The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,

The calculation of the discount rates by recalculating the weighted average costs of capital and evaluating future market conditions, and

The qualifications of the third party firm engaged by the Company based on their credentials and experience.

●	Tested the revenue growth rate and operating margins by comparing such items to the appropriate projections as well as historical operating results.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

February 25, 2020

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$79,268	$17,237
Accounts receivable trade, net of allowance for doubtful accounts of $5,773 and $5,329, respectively	267,628	341,711
Accounts receivable, related parties	4,677	1,119
Inventories	37,542	44,992
Prepaid expenses and other current assets	26,486	27,093
Total current assets	415,601	432,152
Property and equipment	1,015,379	1,114,378
Accumulated depreciation	(562,986)	(611,530)
Property and equipment held-for-sale, net	885	—
Total property and equipment, net	453,278	502,848
Right-of-use assets, net	70,635	—
Goodwill	266,934	273,801
Other intangible assets, net	136,952	148,377
Other assets, net	4,220	3,427
Total assets	$1,347,620	$1,360,605
Liabilities and Equity
Current liabilities
Accounts payable	$35,686	$53,847
Accrued accounts payable	47,547	62,536
Accounts payable and accrued expenses, related parties	2,789	5,056
Accrued salaries and benefits	20,079	22,113
Accrued insurance	8,843	14,849
Sales tax payable	2,119	5,820
Accrued expenses and other current liabilities	15,375	14,560
Current operating lease liabilities	19,315	—
Current portion of finance lease obligations	128	938
Total current liabilities	151,881	179,719
Long-term operating lease liabilities	72,143	16,752
Other long-term liabilities	10,784	8,361
Long-term debt	—	45,000
Total liabilities	234,808	249,832
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 87,893,525 shares issued and outstanding as of December 31, 2019; 350,000,000 shares authorized and 78,956,555 shares issued and outstanding as of December 31, 2018	879	790
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of December 31, 2019 and December 31, 2018	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2019; 150,000,000 shares authorized and 26,026,843 shares issued and outstanding as of December 31, 2018	162	260
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	914,699	813,599
Retained earnings	21,437	18,653
Accumulated other comprehensive deficit	—	(368)
Total stockholders’ equity	937,177	832,934
Noncontrolling interests	175,635	277,839
Total equity	1,112,812	1,110,773
Total liabilities and equity	$1,347,620	$1,360,605

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Water services	$772,311	$896,783	$418,869
Water infrastructure	221,593	230,115	163,328
Oilfield chemicals	268,614	259,791	41,586
Other	29,071	142,241	68,708
Total revenue	1,291,589	1,528,930	692,491
Costs of revenue
Water services	598,405	681,546	317,262
Water infrastructure	166,962	160,072	120,510
Oilfield chemicals	230,434	233,454	37,024
Other	30,239	124,839	58,270
Depreciation and amortization	116,809	130,537	101,645
Total costs of revenue	1,142,849	1,330,448	634,711
Gross profit	148,740	198,482	57,780
Operating expenses
Selling, general and administrative	111,622	103,156	82,403
Depreciation and amortization	3,860	3,176	1,804
Impairment of goodwill	4,396	17,894	—
Impairment of property and equipment	3,715	6,657	—
Impairment of cost-method investment	—	2,000	—
Lease abandonment costs	2,073	3,925	3,572
Total operating expenses	125,666	136,808	87,779
Income (loss) from operations	23,074	61,674	(29,999)
Other income (expense)
(Losses) gains on sales of property, equipment and divestitures, net	(11,626)	3,804	2,726
Interest expense, net	(2,688)	(5,311)	(6,629)
Foreign currency gain (loss), net	273	(1,292)	281
Other expense, net	(2,948)	(2,872)	(2,357)
Income (loss) before income tax expense	6,085	56,003	(35,978)
Income tax (expense) benefit	(1,949)	(1,704)	851
Net income (loss)	4,136	54,299	(35,127)
Less: net (income) loss attributable to noncontrolling interests	(1,352)	(17,787)	18,311
Net income (loss) attributable to Select Energy Services, Inc.	$2,784	$36,512	$(16,816)

Net income (loss) per share attributable to common stockholders (Note 16):
Class A—Basic	$0.03	$0.49	$(0.51)
Class A-1—Basic	$—	$—	$(0.51)
Class A-2—Basic	$—	$0.49	$(0.51)
Class B—Basic	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 16):
Class A—Diluted	$0.03	$0.49	$(0.51)
Class A-1—Diluted	$—	$—	$(0.51)
Class A-2—Diluted	$—	$0.49	$(0.51)
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$4,136	$54,299	$(35,127)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $0	368	(670)	302
Net change in unrealized gain (loss)	368	(670)	302
Comprehensive income (loss)	4,504	53,629	(34,825)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1,472)	(17,568)	18,154
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$3,032	$36,061	$(16,671)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-1		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2016	3,802,972	38	16,100,000	161	—	—	38,462,541	385	—	—	113,175	(1,043)	—	112,716	221,992	334,708
Conversion of Class A-1 common stock to Class A common stock	16,100,000	161	(16,100,000)	(161)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	2,487,029	25	—	—	—	—	(2,487,029)	(25)	—	—	16,298	—	—	16,298	(16,298)	—
Issuance of shares for acquisitions	560,277	6	—	—	—	—	—	—	—	—	4,995	—	—	5,001	4,879	9,880
Issuance of shares for merger	26,246,115	262	—	—	6,731,845	67	4,356,477	44	—	—	447,242	—	—	447,615	170,276	617,891
Issuance of shares for initial public offering	10,005,000	100	—	—	—	—	—	—	—	—	87,269	—	—	87,369	41,135	128,504
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	4,346	—	—	4,346	3,345	7,691
Repurchase of common stock	(19,217)	—	—	—	—	—	—	—	—	—	(184)	—	—	(184)	(113)	(297)
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(368)	(368)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	302	302	185	487
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,816)	—	(16,816)	(18,311)	(35,127)
Balance as of December 31, 2017	59,182,176	592	—	—	6,731,845	67	40,331,989	404	—	—	673,141	(17,859)	302	656,647	406,722	1,063,369
Conversion of Class A-2 common stock to Class A common stock	6,731,839	67	—	—	(6,731,839)	(67)	—	—	—	—	—	—	—	—	—	—
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	14,305,146	144	—	—	—	—	(14,305,146)	(144)	—	—	146,865	—	—	146,865	(146,865)	—
ESPP shares issued	9,793	—	—	—	—	—	—	—	—	—	132	—	—	132	(15)	117
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,312	—	—	7,312	3,059	10,371
Issuance of restricted shares	438,182	4	—	—	—	—	—	—	—	—	2,321	—	—	2,325	(2,325)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	79,333	1	—	—	—	—	—	—	—	—	1,018	—	—	1,019	(374)	645
Repurchase of common stock	(1,766,428)	(17)	—	—	(6)	—	—	—	—	—	(17,121)	—	—	(17,138)	576	(16,562)
Restricted shares forfeited	(51,346)	(1)	—	—	—	—	—	—	—	—	(382)	—	—	(383)	383	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(506)	(506)
NCI income tax adjustment	—	—	—	—	—	—	—	—	—	—	209	—	—	209	(209)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(670)	(670)	(290)	(960)
Net income	—	—	—	—	—	—	—	—	—	—	—	36,512	—	36,512	17,787	54,299
Balance as of December 31, 2018	78,956,555	$790	—	$—	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773

	Class A		Class A-1		Class A-2		Class B		Preferred				Accumulated
	Stockholders		Stockholders		Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-1		Class A-2		Class B			Additional	Earnings	Comprehensive	Total
		Common		Common		Common		Common		Preferred	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	—	$—	—	$—	26,026,843	$260	—	$—	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	9,805,742	98	—	—	—	—	(9,805,742)	(98)	—	—	107,062	—	—	107,062	(107,062)	—
ESPP shares issued	13,178	—	—	—	—	—	—	—	—	—	154	—	—	154	(42)	112
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	12,050	—	—	12,050	3,435	15,485
Issuance of restricted shares	1,417,458	14	—	—	—	—	—	—	—	—	3,639	—	—	3,653	(3,653)	—
Exercise of restricted stock units	1,250	—	—	—	—	—	—	—	—	—	4	—	—	4	(4)	—
Stock options exercised	5,282	—	—	—	—	—	—	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(2,288,880)	(23)	—	—	—	—	—	—	—	—	(21,939)	—	—	(21,962)	3,362	(18,600)
Restricted shares forfeited	(17,060)	—	—	—	—	—	—	—	—	—	(39)	—	—	(39)	39	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	404	404
NCI income tax adjustment	—	—	—	—	—	—	—	—	—	—	66	—	—	66	(66)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	19	—	368	387	85	472
Net income	—	—	—	—	—	—	—	—	—	—	—	2,784	—	2,784	1,352	4,136
Balance as of December 31, 2019	87,893,525	$879	—	$—	—	$—	16,221,101	$162	—	$—	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$4,136	$54,299	$(35,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	120,669	133,713	103,449
Net loss (gain) on disposal of property and equipment	7,950	(3,803)	(2,726)
Gain realized on previously held interest in Rockwater	—	—	(1,210)
Bad debt expense	2,553	2,210	1,542
Amortization of debt issuance costs	688	688	4,031
Inventory write-downs	250	442	—
Equity-based compensation	15,485	10,371	7,691
Impairment of goodwill	4,396	17,894	—
Impairment of property and equipment	3,715	6,657	—
Impairment of cost-method investment	—	2,000	—
Loss on divestitures	3,676	—	—
Other operating items, net	240	1,287	(353)
Changes in operating assets and liabilities
Accounts receivable	57,908	36,537	(100,485)
Prepaid expenses and other assets	11,321	(9,115)	(2,177)
Accounts payable and accrued liabilities	(29,039)	(20,771)	22,466
Net cash provided by (used in) operating activities	203,948	232,409	(2,899)
Cash flows from investing activities
Working capital settlement	691	—	—
Proceeds received from divestitures	24,872	—	—
Purchase of property and equipment	(110,143)	(165,360)	(98,722)
Acquisitions, net of cash received	(10,000)	(16,999)	(65,488)
Proceeds received from sales of property and equipment	17,223	13,998	7,479
Net cash used in investing activities	(77,357)	(168,361)	(156,731)
Cash flows from financing activities
Borrowings from revolving line of credit	5,000	60,000	109,000
Payments on long-term debt	(50,000)	(90,000)	(111,000)
Payments of finance lease obligations	(883)	(1,881)	—
Payment of debt issuance costs	—	—	(3,442)
Proceeds from initial public offering	—	—	140,070
Proceeds from share issuance	142	762	—
Payments incurred for initial public offering	—	—	(11,566)
Distributions to noncontrolling interests, net	(349)	(506)	(368)
Repurchase of common stock	(18,600)	(16,562)	(297)
Contingent consideration	—	(1,106)	—
Net cash (used in) provided by financing activities	(64,690)	(49,293)	122,397
Effect of exchange rate changes on cash	130	(292)	(34)
Net increase (decrease) in cash and cash equivalents	62,031	14,463	(37,267)
Cash and cash equivalents, beginning of period	17,237	2,774	40,041
Cash and cash equivalents, end of period	$79,268	$17,237	$2,774
Supplemental cash flow disclosure:
Cash paid for interest	$2,716	$5,243	$1,999
Cash paid (refunds received) for income taxes, net	$1,793	$(550)	$(54)
Supplemental disclosure of noncash operating activities:
Lease liabilities arising from obtaining right-of-use assets	$119,358	$—	$—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$10,472	$17,910	$11,137

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

We are a leading provider of comprehensive water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. Through a combination of organic growth and acquisitions over the last decade, we have developed a leading position in the relatively new water solutions industry. We believe we are the only company in the oilfield services industry that combines comprehensive water-management services with related chemical products. Furthermore, we believe we are one of the few large oilfield services companies whose primary focus is on the management and treatment of water and water resources in the oil and gas development industry. Accordingly, the importance of responsibly managing water resources through our operations to help conserve fresh water and protect the environment is paramount to our continued success.

Select 144A Offering and Initial Public Offering: On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A-1 common stock, par value $0.01 per share, which were converted into shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”) following the Company’s initial public offering (“IPO”). SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. On April 26, 2017, the Company completed its IPO of 8,700,000 shares of Class A Common Stock. Shareholders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock.

Registration rights: In December 2016, in connection with the closing of the Select 144A Offering, Select Inc. entered into a registration rights agreement with FBR Capital Markets & Co. for the benefit of the investors in the Select 144A Offering. Under this registration rights agreement, the Company agreed, at its expense, to file with the SEC, in no event later than April 30, 2017, a shelf registration statement registering for resale the 16,100,000 shares of Class A Common Stock issuable upon conversion of the Class A-1 Common Stock sold in the Select 144A Offering plus any additional shares of Class A-1 Common Stock issued in respect thereof whether by stock dividend, stock distribution, stock split or otherwise, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable but in any event within 60 days after the closing of the IPO. The Company filed this registration statement with the SEC on April 28, 2017 and this registration statement was declared effective by the SEC on June 13, 2017. Accordingly, each share of Class A-1 Common Stock outstanding automatically converted into a share of Class A Common Stock on a one-for-one basis at that time. In addition, Legacy Owner Holdco has the right, under certain circumstances, to cause the Company to register the shares of Class A Common Stock obtained pursuant to the Exchange Right. Legacy Owner Holdco exercised this right in May 2018, and the registration statement registering these shares was declared automatically effective by the SEC on May 16, 2018.

Rockwater Merger: On November 1, 2017, we completed the Rockwater Merger, as contemplated by the Agreement and Plan of Merger, dated as of July 18, 2017 (the “Merger Agreement”), by and among us, SES Holdings, Raptor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Raptor Merger Sub, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of SES Holdings, Rockwater and Rockwater LLC. Pursuant to the Merger Agreement, we combined with Rockwater in a stock-for-stock transaction in which we issued approximately 25.9 million shares of Class A Common Stock, 6.7 million shares of Select Inc. Class A-2 common stock, par value $0.01 (the “Class A-2 Common Stock”) and 4.4 million shares of Class B Common Stock to the former holders of Rockwater common stock and a unit-for-unit transaction in which SES Holdings issued approximately 37.3 million SES Holdings LLC Units to the former holders of units in Rockwater LLC. See Note 3—Acquisitions for further discussion.

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

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method. As of December 31, 2019 and December 31, 2018, the Company had no equity method investees and one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the first quarter of 2018, the Company determined that its cost-method investee was no longer fully recoverable and was written down to its estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of cost-method investment within the consolidated statements of operations.

Segment reporting: The Company has three operating and reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals, following our decision in the first quarter of 2019 to realign its segments in connection with the sale and wind down of certain operations within its former Wellsite Services segment, including the operations of its subsidiary Affirm Oilfield Services, LLC (“Affirm”), its sand hauling operations and Canadian operations.

The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment, water treatment and water network automation, primarily serving exploration and production (“E&P”) companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

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

The results of our divested service lines that were previously a part of the former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations, are combined in the “Other” category. As of December 31, 2019, these operations have ceased, and we do not expect regular recurring revenue going forward from this former segment.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current year presentation. This includes reclassifications to the Company’s segment structure in order to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Substantially complete liquidation:  During 2019, the Company substantially completed liquidating our Canadian subsidiary and reclassified $0.4 million of cumulative translation adjustments from accumulated other comprehensive income to (losses)/gains on sales of property and equipment, net.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, income taxes, self-insurance liabilities, share-based compensation, inventory, incremental borrowing rate on leases and contingent liabilities. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

The change in allowance for doubtful accounts is as follows:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$5,329	$2,979	$2,144
Provisions for bad debts, included in selling, general and administrative	2,553	2,210	1,542
Uncollectible receivable (write-offs) recoveries	(2,109)	140	(707)
Balance at end of year	$5,773	$5,329	$2,979

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10% of the Company’s consolidated revenues for the years ended December 31, 2019, 2018 and 2017.

Inventories: The Company values its inventories at lower of cost or net realizable value. Inventory costs are determined under the weighted-average method. Inventory costs primarily consist of chemicals and materials available for resale and parts and consumables used in operations.

Debt issuance costs: Debt issuance costs consist of costs directly associated with obtaining credit with financial institutions. These costs are recorded as a long-term asset associated with the line of credit and amortized on a straight-line basis over the life of the credit agreement, which approximates the effective-interest method. During the year ended December 31, 2017, the Company expensed unamortized debt issuance costs of $2.9 million upon repayment and termination of the Previous Credit Facility. In connection with the entry into the Credit Agreement, the Company incurred debt issuance cost of $3.4 million. Amortization expense for debt issuance costs was $0.7 million, $0.7 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense, net in the consolidated statements of operations.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation.

Depreciation (and amortization of capital lease assets) is calculated on a straight line basis over the estimated useful life of each asset as noted below:

Asset Classification	Useful Life (years)
Land	Indefinite
Buildings and leasehold improvements	30 or lease term
Vehicles and equipment	4 - 7 or lease term
Machinery and equipment	2 - 15
Computer equipment and software	3 - 4 or lease term
Office furniture and equipment	7
Disposal wells	7 - 10

Depreciation expense related to the Company’s property and equipment, including amortization of property under finance leases, was $108.7 million, $120.4 million and $92.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Change in depreciable lives of property and equipment:  In accordance with its policy, the Company reviews the estimated useful lives and estimated salvage values of its fixed assets on an ongoing basis. A review conducted in the first quarter of 2018, indicated that the economic lives of certain assets were longer than the historic asset lives previously used by the Company. This increase was positively supported by effective use, care and custody of the assets. Also, this review indicated increased salvage value estimates for certain assets within vehicles and equipment, which was supported by recent vehicle sales data, and is expected to continue prospectively. As a result, effective January 1, 2018, the Company changed its estimates of the useful lives of certain assets included in vehicles and equipment and machinery and equipment, and increased salvage value estimates for certain assets within vehicles and equipment, to better reflect the estimated periods and depreciable amounts during which these assets will remain in service.

The average estimated useful lives of the assets impacted in the vehicles and equipment category increased from 6.0 to 8.1 years, while the average estimated useful lives of assets impacted in machinery and equipment increased from 5.5 years to 6.9 years. The impact of the increase of useful lives was to defer and extend out depreciation expense, including lower expense in 2018. The impact of the increase in salvage values was to permanently lower current and future depreciation expense. The fixed assets obtained in 2017 through mergers and acquisitions, including the Rockwater Merger, had consistent useful life and salvage value estimates with the rest of the Company’s fixed assets.

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

Goodwill and other intangible assets: Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Impairment of goodwill, long-lived assets and intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability is measured by a comparison of its carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of its carrying value over the estimated fair value. The development of future cash flows and the estimate of fair value represent its best estimates based on industry trends and reference to market transactions and are subject to variability. The Company considers the factors within the fair value analysis to be Level 3 inputs within the fair value hierarchy. During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Infrastructure segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, during the year ended December 31, 2018, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals. During the year ended December 31, 2019, the Company impaired $3.7 million of property and equipment as the carrying values were not deemed recoverable including $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divesting Canadian fixed assets, and $0.6 million related to an owned facility for sale. See Note 12—Fair Value Measurement for further discussion.

The Company conducts its annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events.  If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income and market approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-average cost of capital calculation based on publicly traded peer companies. In the market approach, valuation multiples are developed from both publicly traded peer companies as well as other company transactions. The cost approach, when used, considers replacement cost as the primary indicator of value.

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

During the first quarter of 2019, goodwill related to our Affirm reporting unit was reduced to zero from the crane divestiture and impairment. The $4.4 million impairment was based on the estimated fair value of the proceeds from selling and winding down the remainder of the Affirm reporting unit business being less than the carrying value. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from reporting units in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments based on the relative fair value of each as of March 31, 2019. See Note 8—Goodwill and Other Intangible Assets and Note 12—Fair Value Measurement for further discussion.

Asset retirement obligations: The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging, site reclamation and similar activities associated with the Company’s salt water disposal wells. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2019 and 2018.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of year	$1,898	$1,846
Accretion expense, included in depreciation and amortization expense	115	183
Change in estimate	—	377
Disposals	(486)	—
Divestitures	—	(508)
Balance at end of year	$1,527	$1,898

In addition to the obligations described above, the Company may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminable. If applicable, the Company will record an asset retirement obligation for these assets in the periods in which settlement dates are reasonably determinable

Self-insurance: The Company self-insures, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability and vehicle liability. The Company’s exposure (i.e. the retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability and $1.0 million for vehicle liability. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. The Company is fully-insured for group medical. In connection with the Rockwater Merger, the Company maintained a separate group medical program for certain employees where medical claims were subject to a deductible of $0.3 million for large claims. During 2018, this was integrated into the Company’s existing plan. As of December 31, 2019, the Company estimated the range of exposure to be from $13.9 million to $15.9 million for worker’s compensation and vehicle liability claims and have recorded net liabilities of $13.4 million, which represents management’s best estimate of probable loss related to these claims less the portion prepaid. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

Employee benefit plans: The Company sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Company. The 401(k) Plan allows eligible employees to make tax-deferred contributions, not to exceed annual limits established by the Internal Revenue Service. The Company did not make any matching contributions for the year ended December 31, 2016. Effective July 1, 2017, the

Company reinstated matching contributions of 100% of employee contributions, up to 4% of compensation with immediate vesting for existing employees. Starting July 1, 2017, the vesting schedule for new hires is 25% for the first year, 50% for the second year, 75% for the third year and 100% for the fourth year. The Company’s contributions to the 401(k) Plan were $4.2 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively.

Revenue recognition: The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 4—Revenue for further detail on applying this standard. The Company uses the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Revenue from the Company’s Water Services and Water Infrastructure segments is typically recognized over the course of time, whereas revenue from the Company’s Chemicals segment is typically recognized upon delivery. Revenue generated by each of the Company’s revenue streams are outlined as follows:

Water Services and Water Infrastructure—The Company provides water-related services to customers, including the sourcing and transfer of water, the containment of fluids, measuring and monitoring of water, the filtering and treatment of fluids, well testing and handling, transportation and recycling or disposal of fluids. Revenue is primarily based on a per-barrel price or other throughput metrics as specified in the contract. The Company recognizes revenue as services are performed.

The Company’s agreements with its customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance-, cancellation-, termination-, or refund-type provisions. Services based on price sheets with customers are generally performed under separately-issued “work orders” or “field tickets” as services are requested. Of the Company’s Water Solutions service lines, only sourcing and transfer of water are consistently provided as part of the same arrangement. In these instances, revenue for both sourcing and transfer are recognized concurrently when delivered.

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

Oilfield Chemical Product Sales—The Company develops, manufactures and markets a full suite of chemicals utilized in hydraulic fracturing, stimulation, cementing and well completions, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies, to leading pressure pumping service companies in the U.S. The Company also provides production chemicals solutions, which are applied to underperforming wells in order to enhance well performance and reduce production costs through the use of production treating chemicals, corrosion and scale monitoring, chemical inventory management, well failure analysis and lab services.

Oilfield Chemicals products are generally sold under sales agreements based upon purchase orders or contracts with customers that do not include right of return provisions or other significant post-delivery obligations. The Company’s products are produced in a standard manufacturing operation, even if produced to the customer’s specifications. The prices of products are fixed and determinable and are established in price lists or customer purchases orders. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

Equity-based compensation: The Company accounts for equity-based awards for restricted stock awards, restricted stock units, and stock settled appreciation awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. The Company expenses awards with graded-vesting service conditions on a straight-line basis and accounts for forfeitures as they occur. The company accounts for performance share units by remeasuring the awards at the end of each reporting period based on the period end closing share price, factoring in the percentage expected to vest, and the percentage of the service period completed.

Fair value measurements: The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based upon its own judgment and assumptions used to measure assets and liabilities at fair value. See Note 12—Fair Value Measurement for further discussion.

Income taxes:  Select Inc. is subject to U.S. federal, foreign and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow-through entities for U.S. federal income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, prior to the reorganization in connection with the Select 144A Offering, the Predecessor only recorded a provision for Texas franchise tax and U.S. federal and state provisions for certain corporate subsidiaries as the Predecessor’s taxable income, or loss was includable in the income tax returns of the individual partners and members. However, for periods following the reorganization in connection with the Select 144A Offering, Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income. The state of Texas includes in its tax system a franchise tax applicable to the Company and an accrual for franchise taxes is included in the financial statements when appropriate.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2019, 2018 and 2017. See Note 14—Income Taxes for further discussion.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard is not expected to have a material impact to the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently reviewing the provisions of this new pronouncement.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

Well Chemical Services Acquisition

On September 30, 2019, the Company acquired a well chemical services business (“WCS”), formerly a division of Baker Hughes Company, for $10.0 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expands the Company’s service offerings in oilfield water treatment across the full life-cycle of water, from pre-fracturing treatment through reuse and recycling.

The WCS Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory and property and equipment acquired, customer relationships, and current liabilities have been finalized as of December 31, 2019. The assets acquired and liabilities assumed are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$10,000
Total consideration transferred	10,000
Less: identifiable assets acquired and liabilities assumed
Inventory	5,221
Property and equipment	4,473
Customer relationships	476
Current liabilities	(170)
Total identifiable net assets acquired	10,000
Fair value allocated to net assets acquired	$10,000

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

The Rockwater Merger was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation and the recorded valuation of property and equipment. Management estimated that total consideration paid exceeded the fair value of the net assets acquired and liabilities assumed by $264.5 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies driven by expanding into new geographies, service offerings and customer relationships, strengthening existing service lines and geographies, acquiring an established, trained workforce and expected cost reductions. Goodwill of $251.8 million and $12.7 million was allocated to reporting units within the Company’s 2018 Water Solutions and Oilfield Chemicals segments, respectively. The acquired goodwill is not deductible for tax purposes.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (25,914,260 shares)	$423,957
Class A-2 Common Stock (6,731,845 shares)	110,133
Class B Common Stock (4,356,477 shares) and SES Holdings common units issued (4,356,477 units)	71,272
Fair value of previously held interest in Rockwater	2,310
Fair value of Rockwater share-based awards attributed to pre-acquisition service	12,529
Total consideration transferred	620,201
Less: identifiable assets acquired and liabilities assumed
Working capital	141,720
Property and equipment	172,650
Intangible assets
Customer relationships	89,661
Trademarks and patents	31,223
Non-compete agreements	3,811
Other long-term assets	88
Deferred tax liabilities	(408)
Long-term debt	(80,555)
Other long-term liabilities	(2,517)
Total identifiable net assets acquired	355,673
Goodwill	264,528
Fair value allocated to net assets acquired	$620,201

Resource Water Acquisition

On September 15, 2017, the Company completed its acquisition (the “Resource Water Acquisition”) of Resource Water Transfer Services, L.P. and certain other affiliated assets (collectively, “Resource Water”). Resource Water provides water transfer services to E&P operators in West Texas and East Texas. Resource Water’s assets included 24 miles of layflat hose as well as numerous pumps and ancillary equipment required to support water transfer operations. Resource Water has longstanding customer relationships across its operating regions, which are viewed as strategic to the Company’s water services business. The acquired goodwill is deductible for tax purposes.

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

GRR Acquisition

On March 10, 2017, the Company completed its acquisition (the “GRR Acquisition”) of Gregory Rockhouse Ranch, Inc. and certain other affiliated entities and assets (collectively, the “GRR Entities”). The GRR Entities provide water and water-related services to E&P companies in the Permian Basin and own and have rights to a vast array of fresh, brackish and effluent water sources with access to significant volumes of water annually and water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the Northern Delaware Basin portion of the Permian Basin.

The total consideration for the GRR Acquisition was $59.6 million, with $53.0 million paid in cash, $1.1 million in assumed tax liabilities and $5.5 million paid to the sellers in shares of Class A Common Stock valued at $20.00 per share. The Company funded the cash portion of the consideration for the GRR Acquisition with $19.0 million of cash on hand and $34.0 million of borrowings under the Company’s Previous Credit Facility. For the year ended December 31, 2017, the Company expensed $1.0 million of transaction-related costs, which are included in selling, general and administrative expenses within the consolidated statements of operations. The GRR Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired by $12.0 million, with the excess recorded as goodwill. The goodwill recognized was primarily attributable to synergies related to the

Company’s comprehensive water infrastructure strategy that is expected to arise from the GRR Acquisition and was attributable to the Company’s Water Infrastructure segment. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s Water Infrastructure segment. The acquired goodwill is deductible for tax purposes. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

The following unaudited consolidated 2017 pro forma information is presented as if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred on January 1, 2017.

Pro Forma
Year ended December 31,
2017
(unaudited)
(in thousands)
Revenue	$1,270,736
Net loss	(13,079)
Less: net loss attributable to noncontrolling interests(1)	5,299
Net loss attributable to Select Energy Services, Inc.(1)	$(7,780)
(1)	The allocation of net income (loss) attributable to noncontrolling interests and Select Inc. gives effect to the equity structure as of December 31, 2016 as though the Select 144A Offering, the IPO, the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition occurred as of January 1, 2017. However, the calculation of pro forma net income (loss) does not give effect to any other pro forma adjustments for the Select 144A Offering or the subsequent IPO.

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and the Rockwater Merger, the Resource Water Acquisition, and the GRR Acquisition results to reflect the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2017 and other related pro forma adjustments.

The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the, Rockwater Merger, the Resource Water Acquisition or the GRR Acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Rockwater Merger, the Resource Water Acquisition and the GRR Acquisition had occurred as of January 1, 2017 or of future operating performance.

Divestitures

Affirm and Canadian Operations Divestitures

During the year ended December 31, 2019, the Company closed on four sale transactions and wound down the remaining Affirm and Canadian operations. The Company sold property and equipment with a combined net book value of $18.6 million and assigned contracts to the buyers. Additionally, two of the four transactions included the assignment of working capital. The following table summarizes sales details for each of the four transactions:

Date of Divestiture	Entity	Initial Net Proceeds	Working Capital True Up	Adjusted Net Proceeds	Working Capital Status at December 31, 2019	(Gain)/loss for the year ended December 31, 2019
		(in thousands)
February 26, 2019	Affirm	$10,982	$(208)	$10,774	Final	$208
June 28, 2019	Affirm	6,968	—	6,968	Final	(1,646)
March 19, 2019	Canada	4,975	(302)	4,673	Final	5,013
April 1, 2019	Canada	2,242	—	2,242	Final	101

In connection with the Affirm crane operation divestiture in the first quarter of 2019, no gain or loss was initially recognized and goodwill was reduced by $2.6 million. Additionally, during the first quarter of 2019, the Company recorded an impairment of the remaining Affirm goodwill of $4.4 million (see Note 8).

NOTE 4—REVENUE

Effective for the year ended December 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Most revenue recognition is governed by the new standard. The accommodations and rentals revenue continues to be guided by ASC 842 - Leases, which is discussed further below. The core principle of Topic 606 is that revenue is recognized when goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services.

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

The following factors are applicable to all three of the Company’s segments for the years 2019, 2018 and 2017, respectively:

●	The vast majority of customer agreements are short-term, lasting less than one year.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the products delivered to date.
●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.
●	Taxes collected by the Company to be remitted to a governmental authority are excluded from revenue.

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for doubtful accounts. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. During the year ended December 31, 2019, the Company had one agreement considered long-term under Topic 606.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for doubtful accounts. Customer returns are rare and immaterial and there were no in-process customer agreements as of December 31, 2019 lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2019, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2019	2018	2017

Geographic Region
Permian Basin	$610,528	$606,591	$243,482
MidCon	176,216	243,524	96,844
Eagle Ford	156,621	171,942	104,934
Marcellus/Utica	96,454	134,984	32,805
Bakken	92,956	153,212	74,543
Rockies	85,339	111,901	80,180
Haynesville/E. Texas	73,658	59,969	49,600
All other/eliminations	(183)	46,807	10,103
Total	$1,291,589	$1,528,930	$692,491

In the Water Services segment, the top three revenue producing regions are the Permian Basin, MidCon and Eagle Ford, which collectively comprised 74%, 72% and 71% of segment revenue for 2019, 2018 and 2017, respectively. In the Water Infrastructure segment, the top two revenue producing regions are the Permian Basin and Bakken, which collectively comprised 84%, 85% and 80% of segment revenue for 2019, 2018 and 2017, respectively. In the Oilfield Chemicals segment, the top two revenue producing regions are the Permian Basin and MidCon, which collectively comprised 77%, 77% and 72% of segment revenue for 2019, 2018 and 2017, respectively.

NOTE 5—LEASES

As of December 31, 2019, the Company was the lessee for approximately 593 operating leases with durations greater than a year, approximately 15 subleases, approximately 25 finance leases, and is the lessor for three owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. In addition to normal lease activity, the Affirm and Canadian divestitures occurring during 2019 included the assignment of leases to the buyers. The assigned leases impacted expenses during 2019, but were not included in the December 31, 2019 consolidated balance sheet.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back office functions. The Company has determined that it is reasonably certain to exercise a future renewal option for one facility lease for the corporate office building in Gainesville, Texas. The majority of the Company’s long-term lease expenses are at fixed prices.

The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other periods of time of one year or less. Due to the volatility of the price of a barrel of oil and the short term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments at December 31, 2019 do not reflect all of the Company’s short-term lease commitments.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases including month-to-month agreements that continue in perpetuity until the lessor or the Company terminates the lease agreement. Due to the factors listed above, the Company has determined that only a few short-term leases with renewal options are reasonably certain to last more than a year into the future. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate based on what it would pay to borrow on a collateralized basis, over a similar term based on information available at lease commencement.

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $1.6 million during the year ended December 31, 2019, of which, $0.8 million of property tax expense is excluded from the lease expense discussed above.

The lease disclosures in this Note 5—Leases exclude revenue governed by the new lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See Note 4—Revenue for a comprehensive discussion on revenue recognition.

The Company previously had $18.8 million of short-term and long-term lease obligations associated with certain exit and disposal activities in connection with approximately 17 abandoned facility leases as of December 31, 2018. Upon adopting the new lease standard, the former exit-disposal cease use liability was reclassified and factored into the initial right-of-use (“ROU”) asset impairment calculation.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	As of December 31, 2019
		(in thousands)
Assets
ROU Assets(1)	Long-term right-of-use assets	$70,635
Finance lease assets(2)	Property and equipment	213
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$19,315
Operating lease liabilities ― LT(3)	Long-term operating lease liabilities	72,143
Finance lease liabilities ― ST	Current portion of finance lease obligations	128
Finance lease liabilities ― LT	Other long term liabilities	87
(1)Net of impairment of $16.8 million.
(2)Net of accumulated depreciation of $1.6 million.

(3)The $16.8 million on the consolidated balance sheet as of December 31, 2018 represented long-term lease liabilities in connection with the exit-disposal rules prior to adopting the new lease standard.

		Year ended
Statements of Operations and Cash Flows	Classification	December 31, 2019

Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$27,856
Lease abandonment costs	Lease abandonment costs	2,073

Short-term agreements:	Cost of revenue	$93,949

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$916
Interest on lease liabilities	Interest expense, net	32

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$1,544
Lessor income	Cost of sales	478

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$30,670
Cash paid for finance leases lease interest	Operating cash flows	32
Cash paid for finance leases	Financing cash flows	883

Long Term and Discount Rate	As of December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	1.6
Weighted-average discount rate
Operating leases	5.3%
Finance leases	5.1%

The Company has the following operating and finance lease commitments as of December 31, 2019:

Period	Operating Leases(1)	Finance Leases	Total
	(in thousands)
2020	$24,742	$135	$24,877
2021	16,592	88	16,680
2022	13,231	-	13,231
2023	11,074	-	11,074
2024	10,589	-	10,589
Thereafter	44,094	-	44,094
Total minimum lease payments	$120,322	$223	$120,545

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Leases commencing in the future	5,793	—	5,793
Short-term leases excluded from balance sheet	693	—	693
Imputed interest	22,378	8	22,386
Total reconciling items	28,864	8	28,872
Total liabilities per balance sheet	91,458	215	91,673

(1)	The table above excludes sublease and lessor income of $1.6 million during 2020, $0.6 million during 2021 and $0.3 million during 2022.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$12,365	$15,219
Finished goods	24,724	28,540
Materials and supplies	453	1,233
	$37,542	$44,992

During the year ended December 31, 2019, the Company added $5.2 million of finished goods inventory from the purchase of WCS (see Note 3). During the year ended December 31, 2019 and 2018, the Company recorded charges to the reserve for excess and obsolete inventory for $0.3 million and $0.4 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million and $4.8 million as of December 31, 2019 and December 31, 2018, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(in thousands)
Land	$16,030	$17,799
Buildings and leasehold improvements	97,426	106,626
Vehicles and equipment	53,819	83,435
Vehicles and equipment - finance lease	1,291	1,833
Machinery and equipment	729,162	758,528
Machinery and equipment - finance lease	162	532
Computer equipment and software	8,051	15,775
Computer equipment and software - finance lease	356	356
Office furniture and equipment	1,157	4,612
Disposal wells	64,149	64,038
Other	497	497
Construction in progress	43,279	60,347
	1,015,379	1,114,378
Less accumulated depreciation(1)	(562,986)	(611,530)
Property and equipment held-for-sale, net	885	—
Total property and equipment, net	$453,278	$502,848

(1)	Includes $1.6 million and $1.3 million of accumulated depreciation related to finance leases as of December 31, 2019 and December 31, 2018, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 8—Goodwill and Other Intangible Assets as follows:

	Year ended December 31,
	2019	2018	2017

Category
Depreciation expense from property and equipment	$107,738	$119,114	$92,402
Amortization expense from finance leases	916	1,314	168
Amortization expense from intangible assets	11,900	13,102	10,701
Accretion expense from asset retirement obligations	115	183	178
Total depreciation and amortization	$120,669	$133,713	$103,449

Property and Equipment Held-for-Sale and Impairments

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2019, the Company made the decision to sell and wind down certain operations within its former Wellsite Services segment, including the operations of its Affirm subsidiary, its sand hauling operations and its Canadian operations. All operations have been wound down, with $0.9 million remaining in held-for-sale as of December 31, 2019. The table below shows the former Wellsite Services segment property and equipment sold and divested as follows:

		Net Book Value of Property and
Type of sale event	Business	Equipment Sold or Divested
		(in thousands)
Business divestitures	Affirm subsidiary	$11,275
Property and equipment sales	Affirm subsidiary	1,339
Business divestitures	Canadian operations	7,372
Property and equipment sales	Canadian operations	393
Property and equipment sales	Sand hauling operations	3,030
Total property and equipment sold and divested		$23,409

During the year ended December 31, 2019, the Company recorded an impairment of $0.9 million of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds. In addition, during the year ended December 31, 2019, the net loss on divestitures and sales of property and equipment held-for-sale was $3.9 million.

During the year ended December 31, 2018, the Company reviewed certain fluid disposal machinery and equipment used in our fluid hauling and disposal services that are included in our Water Infrastructure segment. Due to the condition of the equipment, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12—Fair Value Measurement). During 2019, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from one reporting unit in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments using the reporting units relative fair values as of March 31, 2019.

The Company performed a goodwill impairment test during the first quarter of 2019 as the result of the change in segments and also performed its annual goodwill impairment test in the fourth quarter of 2019 by assessing the fair value of each reporting unit and comparing it to the reporting units carrying amount which resulted in no impairment. During the fourth quarter of 2018, the Company incurred $12.7 million of goodwill impairment on a reporting unit within the Oilfield Chemicals segment using income and market valuation techniques. This also resulted in $5.2 million of goodwill impairment in connection with the Affirm subsidiary as the estimated fair value was not adequate to fully cover its carrying value using a cost valuation technique.

The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

	Oilfield	Water	Wellsite	Water	Water
	Chemicals	Solutions	Services	Services	Infrastructure	Other	Total
	(in thousands)
Balance as of December 31, 2017	$15,637	$245,542	$12,242	$—	$—	$—	$273,421
Additions	—	982	—	—	—	—	982
Impairment	(12,652)	—	(5,242)	—	—	—	(17,894)
Measurement period adjustments	(2,985)	20,277	—	—	—	—	17,292
Balance as of December 31, 2018	—	266,801	7,000	—	—	—	273,801
Resegmentation	—	(266,801)	(7,000)	186,335	80,466	7,000	—
Measurement period adjustment(1)	—	—	—	133	—	—	133
Affirm crane business divestiture	—	—	—	—	—	(2,604)	(2,604)
Affirm impairment	—	—	—	—	—	(4,396)	(4,396)
Balance as of December 31, 2019	$—	$—	$—	$186,468	$80,466	$—	$266,934
(1)	See Note 3―Acquisitions for additional information.

The components of other intangible assets as of December 31, 2019 and 2018 are as follows:

	As of December 31, 2019			As of December 31, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$20,233	$96,321	$171,245	$66,402	$104,843
Patents	10,110	2,420	7,690	10,110	1,417	8,693
Other	7,234	4,766	2,468	7,234	2,866	4,368
Total definite-lived	133,898	27,419	106,479	188,589	70,685	117,904
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	23,442	—	23,442	23,442	—	23,442
Total indefinite-lived	30,473	—	30,473	30,473	—	30,473

Total other intangible assets, net	$164,371	$27,419	$136,952	$219,062	$70,685	$148,377

During the year ended December 31, 2019, the Company added $0.5 million of customer relationships. During the year ended December 31, 2018, the Company added $3.0 million in customer relationships and $1.8 million of water rights. The weighted average amortization period for customer relationships, patents and other definite-lived intangible assets as of December 31, 2019 was 10.7 years, 7.7 years and 2.2 years, respectively.

The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years. Amortization expense of $11.9 million, $13.1 million and $10.7 million was recorded for the years ended December 31, 2019, 2018 and 2017, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2020	$11,656
2021	10,473
2022	10,259
2023	10,187
2024	10,118
Thereafter	53,786
$106,479

NOTE 9—DEBT

Credit facility and revolving line of credit

The Company’s subsidiary, Select Energy Services, LLC’s (“Select LLC”) previous credit facility (the “Previous Credit Facility”), had a maturity date of February 28, 2020 and a revolving line of credit of $100.0 million. On November 1, 2017, in connection with the closing of the Rockwater Merger (the “Closing”), SES Holdings entered into the Credit Agreement, the obligations of SES Holdings and Select LLC under the Previous Credit Facility were repaid in full and the Previous Credit Facility was terminated.

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See Note 13-Related Party Transactions for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings and $45.0 million outstanding under the Credit Agreement as of December 31, 2019 and 2018, respectively. The weighted average interest rate of outstanding borrowings under the Credit Agreement was 4.256% as of December 31, 2018. As of December 31, 2019 and 2018, the borrowing base under the Credit Agreement was $214.6 million and $270.5 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $19.9 million and $20.8 million as of December 31, 2019 and 2018, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $194.7 million at December 31, 2019.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2019 and 2018 were $2.0 million and $2.6 million, respectively. As the debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheet. Amortization expense related to debt issuance costs were $0.7 million, $0.7 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company was in compliance with all debt covenants as of and throughout the year ended December 31, 2019.

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

As previously disclosed, certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on 4% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter including locating any pertinent information to determine if such violations occurred and what, if any, the applicable fine would be related to any such potential violations. At this time no administrative, civil or criminal charges have been brought against the Company. Additionally, while the Company cannot currently reasonably estimate an amount of possible fines or penalties, we do not believe that such amounts will be material to the Company’s financial statements.

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

On July 18, 2017, the Select Inc. board of directors approved the First Amendment to the 2016 Plan (the “Equity Plan Amendment”), which clarified the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater Merger which occurred on November 1, 2017) and allowed for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which the Company’s Class A Common Stock is listed. The effectiveness of the Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater Merger. The Company’s consenting stockholders, who held a majority of the outstanding common stock of the Company, approved the Equity Plan Amendment on July 18, 2017. The Equity Plan Amendment became effective on November 1, 2017 upon the consummation of the Rockwater Merger. Currently, the maximum number of shares reserved for issuance under the 2016 Plan, taking into account the impact of the Rockwater Merger, is approximately 9.3 million shares. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The table below presents the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2018 and 2017, respectively. No options were granted during the year ended December 31, 2019. The weighted-average grant date fair value of stock options granted was $8.98 and $7.85 for the years ended December 31, 2018 and 2017, respectively.

	For the year ended December 31,
	2018	2017
Underlying equity	$20.50	$20.00
Strike price	$20.50 - 30.75	$20.00
Dividend yield (%)	0.0%	0.0%
Risk-free rate (%)	2.3%	2.0 - 2.7%
Volatility (%)	50.0%	46.6 - 46.8%
Expected term (years)	10.0	4.0 - 6.0

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2019 is as follows:

	For the year ended December 31, 2019
				Weighted-average
		Weighted-average	Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,865,678	$7.95	$16.00	4.9	$19
Exercised	(5,282)	3.12	5.68
Forfeited	(30,438)	8.33	17.70
Expired	(32,639)	7.45	21.85
Ending balance, outstanding	3,797,319	$8.19	$15.95	4.2	$509
Ending balance, exercisable	3,463,549	$8.12	$15.06	3.9	$510
Nonvested at end of period	333,770	N/A	$25.22

(a)Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $9.28 and $6.32 as of December 31, 2019 and 2018, respectively.

The Company recognized $4.3 million, $5.2 million and $1.9 million of compensation expense related to stock options during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $0.2 million of unrecognized equity-based compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $8.5 million and $4.3 million related to the restricted stock awards and restricted stock units for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $9.2 million of unrecognized compensation expense with a weighted-average remaining life of 1.4 years related to unvested restricted stock awards and restricted stock units. During 2019 and 2018, the Company paid $1.0 million and $0.9 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligation on vested shares.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2019 is as follows:

	For the year ended December 31, 2019
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2018	496,945	$19.02
Granted	1,417,458	8.80
Vested	(379,150)	16.69
Forfeited	(17,060)	15.97
Nonvested at December 31, 2019	1,518,193	$10.08

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2019 is as follows:

	For the year ended December 31, 2019
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2018	2,500	$19.00
Vested	(1,250)	19.00
Nonvested at December 31, 2019	1,250	$19.00

Performance Share Units

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

The target number of shares of Class A Common Stock subject to each PSU is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee of the Company’s board of directors, which will be no later than June 30, 2021 for the 2018 PSU grants, and June 30, 2022 for the 2019 PSU grants, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

The fair value on the date the PSUs were issued during 2019 and 2018 was $7.0 million and $5.9 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $2.1 million and $0.5 million related to the PSUs for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the unrecognized compensation cost related to our unvested PSUs is estimated to be $4.2 million and is expected to be recognized over a weighted-average period of 1.4 years as of December 31, 2019. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding at December 31, 2019:

Performance Share Units
Nonvested as of December 31, 2018	255,364
Target shares granted	778,118
Target shares vested	—
Target shares forfeited	(18,492)
Target shares outstanding as of December 31, 2019	1,014,990

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

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%
(1)	The stock price at vesting date equals the greater of (i) the fair market value of a share of the Class A Common Stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Class A Common Stock, as reported on the NYSE, for the 30 trading days preceding the vesting date.

The target amount of stock-settled incentive awards granted was $3.9 million. However, the ultimate settlement of the awards will be in shares of Class A Common stock with fair market value equal to the earned amount, which could range from 0% to 200% of the target amount depending on the stock price at vesting date.

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

The Company recognized $0.5 million and $0.4 million of compensation expense related to the stock-settled incentive awards during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the unrecognized compensation cost related to our unvested stock-settled incentive awards was $0.2 million and is expected to be recognized over approximately five months.

The following table summarizes the information about the stock-settled incentive awards outstanding at December 31, 2019:

		Award Value
	Value at Target	Being Recognized
Nonvested as of December 31, 2018	$3,147	$1,202
Forfeited during 2019	(210)	(80)
Nonvested as of December 31, 2019	$2,937	$1,122

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of our common stock at a discount. The plan provides for four offering periods for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The plan is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the year ended
December 31, 2019
Cash received for shares issued	$112
Shares issued	13,178

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

Share-repurchases

During the years ended December 31, 2019 and 2018, the Company repurchased 2,180,806 and 1,703,651 shares, respectively, of Class A Common Stock in the open market and repurchased 108,074 and 62,777 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2019, the repurchases were accounted for as a decrease to paid in-capital of $21.9 million and a decrease to Class A common stock of approximately $23,000.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2019, 2018 and 2017.

Assets and liabilities measured at fair value on a non-recurring basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and measurements of goodwill and intangible impairment. As there is no corroborating market activity to support the assumptions used, the Company has designated these measurements as Level 3.

Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The development of future cash flows and the estimate of fair value represent the Company’s best estimates based on industry trends and reference to market transactions and are subject to variability.

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2019, 2018 and 2017.

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis for the years ended December 31, 2019, 2018 and 2017.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)
Year Ended December 31, 2019
Goodwill	$—	$—	$—	$4,396	$4,396
Property and equipment	—	—	7,325	11,040	3,715
Year Ended December 31, 2018
Goodwill	$—	$—	$7,000	$24,894	$17,894
Cost-Method Investment	—	—	500	2,500	2,000
Fixed Assets	—	—	10,262	16,919	6,657
Year Ended December 31, 2017	$—	$—	$—	$—	$—
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

See Note 2—Significant Accounting Policies for a discussion of impairment reflected above incurred during the year ended December 31, 2019 and December 31, 2018, respectively. Also, see Note 3—Acquisitions and Divestitures for a discussion of the fair value incorporated into the purchase price allocation for the WCS and Pro Well acquisitions occurring during the years ended December 31, 2019 and December 31, 2018, respectively.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at December 31, 2019 and 2018 due to the short-term maturity of these instruments. The Company did not have any bank debt as of December 31, 2019, however, the carrying value of debt as of December 31, 2018 approximated the fair value. The fair value of debt at December 31, 2018, which was a Level 3 measurement, was estimated based on the Company’s incremental borrowing rates for similar types of borrowing arrangements when quoted market prices are not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the year ended December 31, 2019, sales to related parties were $16.8 million and purchases from related party vendors were $18.8 million. These purchases consisted of $3.0 million relating to purchases of property and equipment, $0.2 million relating to inventory and consumables, $14.3 million relating to the rental of certain equipment or other services used in operations and $1.3 million relating to management, consulting and other services.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of December 31, 2019 or 2018.

NOTE 14—INCOME TAXES

Select Inc. is subject to U.S. federal and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow-through entities for U.S. federal income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income.

The Company’s effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 32.0%, 3.0% and 2.4% respectively. The effective tax rates for the years ended December 31, 2019, 2018 and 2017 differ from the statutory rate of 21% for 2019 and 2018, and 35% for 2017, due to net income allocated to noncontrolling interests, state income taxes and valuation allowances. In addition, the effective tax rate for the year ended December 31, 2019 differs from the statutory tax rate due to the formation of a new subsidiary during the year.

The components of the federal and state income tax expense (benefit) are summarized as follows:

	For the year ended
	December 31,
	2019	2018	2017
	(in thousands)
Current tax expense (benefit)
Federal income tax expense (benefit)	$696	$1,073	$(338)
State and local income tax expense (benefit)	1,034	1,077	(77)
Total current expense (benefit)	1,730	2,150	(415)
Deferred tax expense (benefit)
Federal income tax expense (benefit)	49	(20)	(422)
State and local income tax expense (benefit)	170	(426)	(14)
Total deferred expense (benefit)	219	(446)	(436)
Total income tax expense (benefit)	$1,949	$1,704	$(851)
Tax expense (benefit) attributable to controlling interests	$1,488	$1,425	$(405)
Tax expense (benefit) attributable to noncontrolling interests	461	279	(446)
Total income tax expense (benefit)	$1,949	$1,704	$(851)

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2019 and 2018, and 35% for 2017:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Provision calculated at federal statutory income tax rate:
Income (loss) before taxes	$6,085	$56,003	$(35,978)
Statutory rate	21%	21%	35%
Income tax expense (benefit) computed at statutory rate	1,278	11,761	(12,592)
Less: noncontrolling interests	(284)	(3,735)	6,409
Income tax expense (benefit) attributable to controlling interests	994	8,026	(6,183)
State and local income taxes, net of federal benefit	884	515	(91)
Change in enacted tax rate	—	—	39,166
Change in subsidiary tax status	587	—	—
Other		580	—
Deferred adjustment due to restructuring	856	—	—
Change in valuation allowance	(1,833)	(7,696)	(33,297)
Income tax expense (benefit) attributable to controlling interests	1,488	1,425	(405)
Income tax expense (benefit) attributable to noncontrolling interests	461	279	(446)
Total income tax expense (benefit)	$1,949	$1,704	$(851)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2019, and 2018, the Company had net deferred tax liabilities of $0.3 million and $0.1 million, respectively, which are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2019	2018
	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$27,935	$38,739
Net operating losses	46,782	45,927
Credits and other carryforwards	1,451	1,679
Property and equipment	—	150
Intangible assets	—	1,284
Other	944	468
Total deferred tax assets before valuation allowance	77,112	88,247
Valuation allowance	(76,883)	(88,247)
Total deferred tax assets	229	—
Deferred tax liabilities
Property and equipment	540	—
Other	32	123
Total deferred tax liabilities	572	123
Net deferred tax liabilities	$(343)	$(123)

For the year ended December 31, 2019, the Company recorded a decrease in valuation allowance of $11.4 million against certain deferred tax assets.

The Company has assessed the future potential to realize these deferred tax assets and has concluded it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations of the future. As a result, the Company has not recorded a liability for the effect of any associated Tax Receivable Agreement liabilities as the liability is based on the actual cash tax savings expected to be realized by the Company, which are not considered probable as of December 31, 2019. See Note 13—Related Party Transactions for further discussion of the Tax Receivable Agreements.

The U.S. federal income tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. As of December 31, 2018, the Company completed our accounting for the tax effects of the Tax Cuts and Jobs Act (TCJA). During the year ended December 31, 2017, the Company recognized the reasonably estimated (i) effects on our existing deferred tax balances and (ii) one-time transition tax. During the year ended December 31, 2018, the Company finalized the accounting for of the Tax Act and incurred $0.6 million in incremental income tax expense from transitioning to the TCJA.

As of December 31, 2019, the Company and certain corporate subsidiaries of SES Holdings had approximately $190.4 million of U.S. federal net operating loss carryforwards (“NOLs”), of which $133.8 million will begin to expire in 2031 and $56.6 million have no expiration, approximately $102.0 million of state NOLs which will begin to expire in 2023, and approximately $5.5 million of foreign NOLs, which will begin to expire in 2037.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2019 and 2018 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

Separate federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. The Louisiana Department of Revenue notified Select Inc. and Select Western, a corporate subsidiary of SES Holdings, that it intended to audit corporate income and franchise tax for the years ended 2016 through 2018. The audit is scheduled to begin in April, 2020.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B shares.

	As of December 31
	2019	2018
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$2,674	$3,273
Noncontrolling interests attributable to holders of Class B Common Stock	172,961	274,566
Total noncontrolling interests	$175,635	$277,839

During 2019, the Company dissolved one joint venture formed for water-related services with immaterial noncontrolling interests. For all periods presented, there were no other changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the years ended December 31, 2019, 2018 and 2017, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$2,784	$36,512	$(16,816)
Transfers (to) from noncontrolling interests:
Decrease in additional paid-in capital as a result of the contribution of proceeds from the IPO to SES Holdings, LLC in exchange for common units	—	—	(41,135)
Decrease in additional paid-in capital as a result of the contribution of net assets acquired to SES Holdings, LLC in exchange for common units	—	—	(4,879)
Decrease in additional paid-in capital as a result of the contribution of net assets from the Rockwater Merger to SES Holdings, LLC in exchange for common units	—	—	(170,276)
Increase in additional paid-in capital as a result of stock option exercises	54	374	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	3,614	1,942	—
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	4	104	—
(Decrease) increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(3,362)	(576)	113
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	107,062	146,865	—
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	42	15	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$110,198	$185,236	$(232,993)

NOTE 16—EARNINGS (LOSS) PER SHARE

Earnings per share are based on the amount of income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,961,439 and 2,706,159 shares are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2019 and 2018 respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2019
	Select Energy
	Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net income	$4,136
Net income attributable to noncontrolling interests	(1,352)
Net income attributable to Select Energy Services, Inc. — basic	2,784	$2,784	$—	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	7	7	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance share units	2	2	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	—
Net income attributable to Select Energy Services, Inc. — diluted	$2,794	$2,794	$—	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		80,176,323	—	23,806,646
Dilutive effect of restricted stock		373,366	—	—
Dilutive effect of performance share units		80,979		—
Dilutive effect of stock options		40,215	—	—
Dilutive effect of ESPP		446	—	—
Weighted-average shares of common stock outstanding — diluted		80,671,330	—	23,806,646
Earnings per share:
Basic		$0.03	$—	$—
Diluted		$0.03	$—	$—

	Year ended December 31, 2018
	Select Energy Services, Inc.	Class A	Class A-1		Class A-2	Class B
Numerator:
Net income	$54,299
Net income attributable to noncontrolling interests	(17,787)
Net income attributable to Select Energy Services, Inc. — basic	36,512	$35,720	$		$792	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	13	13		—		—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	30	30		—		—
Net loss attributable to Select Energy Services, Inc. — diluted	$36,555	$35,763		$—	$792	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		72,403,318			1,604,575	31,986,438
Dilutive effect of restricted stock		71,718		—	—	—
Dilutive effect of stock options		166,999		—	—	—
Dilutive effect of ESPP		112		—	—	—
Weighted-average shares of common stock outstanding — diluted		72,642,147		—	1,604,575	31,986,438
Earnings per share:
Basic		$0.49		$—	$0.49	$—
Diluted		$0.49		$—	$0.49	$—

	Year ended December 31, 2017
	Select Energy Services, Inc.	Class A	Class A-1	Class A-2	Class B
Numerator:
Net loss	$(35,127)
Net loss attributable to noncontrolling interests	18,311
Net loss attributable to Select Energy Services, Inc. — basic	(16,816)	$(12,560)	$(3,691)	$(565)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(16,816)	$(12,560)	$(3,691)	$(565)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		24,612,853	7,233,973	1,106,605	38,768,156
Dilutive effect of restricted stock		—	—	—	—
Dilutive effect of stock options		—	—	—	—
Dilutive effect of ESPP		—	—	—	—
Weighted-average shares of common stock outstanding — diluted		24,612,853	7,233,973	1,106,605	38,768,156
Loss per share:
Basic		$(0.51)	$(0.51)	$(0.51)	$—
Diluted		$(0.51)	$(0.51)	$(0.51)	$—

NOTE 17—SEGMENT INFORMATION

Select Inc. is an oilfield services company that provides solutions to the onshore oil and natural gas industry in the U.S. The Company’s services are offered through three operating segments. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other. Each operating segment reflects a reportable segment led by separate managers that report directly to the Company’s CODM.

In connection with the wind down of certain operations within the Company’s former Wellsite Services segment, the Company realigned its reporting segments in 2019. Accordingly, prior period segment information has been retrospectively revised to conform with current period presentation.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment, water treatment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business, which were previously a part of the former Wellsite Services segment.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipelines, produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. The Company also has significant capabilities in supplying logistics for chemical applications. This segment develops, manufacturers and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions, including polymer slurries, crosslinkers, friction reducers, biocides, scale inhibitors corrosion inhibitors, buffers, breakers and other chemical technologies. Our customer interaction and expertise is spread along many facets of the industry from well bore completion to initial flowback and production. Our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. We also utilize our chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to maximize the effectiveness of and optimize the efficiencies of the fracturing fluid system in conjunction with the quality of water used in well completions.

The results of our divested service lines that were previously a part of the former Wellsite Services segment, including the operations of our Affirm subsidiary, our and hauling operations and our Canadian operations, are combined in the “Other” category.

Financial information by segment for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the year ended December 31, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$773,946	$51,185	$80,664	$37,692
Water infrastructure	221,661	15,103	25,665	53,839
Oilfield chemicals	268,963	17,942	8,766	11,110
Other	33,365	(8,066)	1,714	64
Eliminations	(6,346)	—	—	—
Income from operations		76,164
Corporate	—	(53,090)	3,860	—
Interest expense, net	—	(2,688)	—	—
Other income, net	—	(14,301)	—	—
	$1,291,589	$6,085	$120,669	$102,705

	For the year ended December 31, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water services	$897,160	$89,826	$82,875	$120,883
Water infrastructure	230,130	31,579	23,042	33,372
Oilfield chemicals	260,281	(7,107)	10,496	10,832
Other	144,499	(14,021)	14,124	7,045
Eliminations	(3,140)	—	—	—
Income from operations		100,277
Corporate	—	(38,603)	3,176	—
Interest expense, net	—	(5,311)	—	—
Other income, net	—	(360)	—	—
	$1,528,930	$56,003	$133,713	$172,132

	For the year ended December 31, 2017
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water Services	$420,757	$1,823	$70,839	$82,127
Water Infrastructure	163,386	11,723	22,481	15,264
Oilfield Chemicals	41,586	663	2,040	3,063
Other	69,382	(2,649)	6,286	7,823
Eliminations	(2,620)	—	—	—
Loss from operations		11,560
Corporate	—	(41,559)	1,803	—
Interest expense, net	—	(6,629)	—	—
Other income, net	—	650	—	—
	$692,491	$(35,978)	$103,449	$108,277

Total assets by segment as of December 31, 2019 and 2018 is as follows:

	As of December 31,
	2019	2018
	(in thousands)
Water services	$831,123	$865,992
Water infrastructure	314,026	250,207
Oilfield chemicals	192,224	173,762
Other	10,247	70,644
	$1,347,620	$1,360,605

Revenue by groups of similar products and services are as follows:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Water transfer	$355,535	$443,650	$193,314
Oilfield chemicals	268,963	260,281	41,586
Flowback and well testing	208,572	223,828	90,107
Accommodations and rentals	150,793	153,013	63,107
Water sourcing	120,517	129,958	97,898
Pipeline logistics and disposal	101,145	100,172	65,488
Fluid hauling	63,156	79,568	75,273
Other	22,908	138,460	65,718
	$1,291,589	$1,528,930	$692,491

In connection with the Rockwater Merger in November 2017, the Company expanded into Canada and during 2019, the Company divested and wound down Canadian operations. The Company attributed revenue to the U.S. and Canada based on the location where services were performed or the destination of the products or equipment sold or rented. Long-lived assets consisted of property and equipment and are attributed to the U.S. and Canada based on the physical location of the asset at the end of the period. The Company’s revenue attributed to the U.S. was $1,283.4 million or 99.4%, $1,480.4 million or 96.8% and $680.9 million or 98.3% of total revenue during the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s revenue attributed to Canada was $8.2 million or 0.6%, $48.6 million or 3.2% and $11.6 million or 1.7% of total revenue during the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s net long-lived assets attributed to the U.S. was $452.4 million or 99.8%, $492.4 million or 97.9% and $451.7 million or 95.3% of total net long-lived assets as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively. The Company’s net long-lived assets attributed to Canada was $0.9 million or 0.2%, $10.5 million or 2.1% and $22.4 million or 4.7% of total net long-lived assets as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenue	$362,646	$323,887	$328,968	$276,088
Gross profit	45,997	39,939	40,994	21,810
Income (loss) from operations	6,633	11,179	12,475	(7,213)
Net income (loss)	1,400	8,068	7,172	(12,504)
Net income (loss) attributable to Select Energy Services, Inc.	1,135	6,200	5,379	(9,930)
Net income (loss) per share attributable to common stockholders:
Class A-Basic & Diluted	$0.01	$0.08	$0.07	$(0.12)
Class A-1-Basic & Diluted	$—	$—	$—	$—
Class A-2-Basic & Diluted	$—	$—	$—	$—
Class B-Basic & Diluted	$—	$—	$—	$—

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenue	$376,395	$393,247	$396,970	$362,318
Gross profit	47,949	56,728	59,397	34,408
Income (loss) from operations	18,603	24,795	32,258	(13,982)
Net income (loss)	16,132	25,023	31,267	(18,123)
Net income (loss) attributable to Select Energy Services, Inc.	10,099	16,963	22,951	(13,501)
Net income (loss) per share attributable to common stockholders:
Class A-Basic & Diluted	$0.15	$0.24	$0.29	$(0.17)
Class A-1-Basic & Diluted	$—	$—	$—	$—
Class A-2-Basic & Diluted	$0.15	$—	$—	$—
Class B-Basic & Diluted	$—	$—	$—	$—