Form 10-Q
period 2020-03-31
Select Energy Services, Inc.
filed 2020-05-06
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 4, 2020, the registrant had 86,852,110 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the recent outbreak of the novel coronavirus (“COVID-19”) pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	the current significant surplus in the supply of oil and actions by the members of OPEC+ (as defined below) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	demand for our services;
●	our customers’ ability to complete and produce new wells;
●	potential shut-ins of production by producers due to lack of downstream demand or storage capacity;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals and various environmental matters;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	our ability to retain key management and employees;

●	our ability to hire and retain skilled labor;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and Northern Delaware formation of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to bring their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	the ability to source certain raw materials globally from economically advantaged sources;
●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K, and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors” in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$114,142	$79,268
Accounts receivable trade, net of allowance for credit losses of $7,136 and $5,773, respectively	232,255	267,628
Accounts receivable, related parties	2,673	4,677
Inventories	38,502	37,542
Prepaid expenses and other current assets	20,268	26,486
Total current assets	407,840	415,601
Property and equipment	986,790	1,015,379
Accumulated depreciation	(560,340)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	426,450	453,278
Right-of-use assets, net	65,234	70,635
Goodwill	—	266,934
Other intangible assets, net	124,878	136,952
Other assets, net	2,506	4,220
Total assets	$1,026,908	$1,347,620
Liabilities and Equity
Current liabilities
Accounts payable	$26,518	$35,686
Accrued accounts payable	39,692	47,547
Accounts payable and accrued expenses, related parties	2,345	2,789
Accrued salaries and benefits	21,304	20,079
Accrued insurance	8,012	8,843
Sales tax payable	1,688	2,119
Accrued expenses and other current liabilities	14,894	15,375
Current operating lease liabilities	17,002	19,315
Current portion of finance lease obligations	84	128
Total current liabilities	131,539	151,881
Long-term operating lease liabilities	69,110	72,143
Other long-term liabilities	10,702	10,784
Total liabilities	211,351	234,808
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 87,991,839 shares issued and outstanding as of March 31, 2020; 350,000,000 shares authorized and 87,893,525 shares issued and outstanding as of December 31, 2019	880	879
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2020; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2019	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	909,812	914,699
Accumulated (deficit) retained earnings	(224,425)	21,437
Total stockholders’ equity	686,429	937,177
Noncontrolling interests	129,128	175,635
Total equity	815,557	1,112,812
Total liabilities and equity	$1,026,908	$1,347,620

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Water Services	$149,511	$220,595
Water Infrastructure	57,762	53,616
Oilfield Chemicals	71,012	66,829
Other	—	21,606
Total revenue	278,285	362,646
Costs of revenue
Water Services	129,114	163,121
Water Infrastructure	47,813	41,430
Oilfield Chemicals	59,876	59,527
Other	4	21,053
Depreciation and amortization	26,182	31,518
Total costs of revenue	262,989	316,649
Gross profit	15,296	45,997
Operating expenses
Selling, general and administrative	25,289	32,376
Depreciation and amortization	685	1,000
Impairment of goodwill and trademark	276,016	4,396
Impairment of property and equipment	3,184	519
Lease abandonment costs	953	1,073
Total operating expenses	306,127	39,364
(Loss) income from operations	(290,831)	6,633
Other expense
Losses on sales of property, equipment and divestitures, net	(435)	(4,491)
Interest expense, net	(331)	(1,093)
Foreign currency (loss) gain, net	(46)	260
Other income, net	259	269
(Loss) income before income tax benefit (expense)	(291,384)	1,578
Income tax benefit (expense)	164	(178)
Net (loss) income	(291,220)	1,400
Less: net loss (income) attributable to noncontrolling interests	45,358	(265)
Net (loss) income attributable to Select Energy Services, Inc.	$(245,862)	$1,135

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Basic	$(2.86)	$0.01
Class B—Basic	$—	$—

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Diluted	$(2.86)	$0.01
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(291,220)	$1,400
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax of $0	—	54
Net change in unrealized gain	—	54
Comprehensive (loss) income	(291,220)	1,454
Less: comprehensive loss (income) attributable to noncontrolling interests	45,358	(275)
Comprehensive (loss) income attributable to Select Energy Services, Inc.	$(245,862)	$1,179

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2020 and 2019

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Accumulated	Accumulated
		Class A		Class B	Additional	(Deficit)	Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812
ESPP shares issued	4,443	—	—	—	30	—	—	30	(3)	27
Equity-based compensation	—	—	—	—	483	—	—	483	91	574
Issuance of restricted shares	1,271,706	13	—	—	2,158	—	—	2,171	(2,171)	—
Exercise of restricted stock units	625	—	—	—	1	—	—	1	(1)	—
Repurchase of common stock	(979,391)	(10)	—	—	(7,229)	—	—	(7,239)	603	(6,636)
Restricted shares forfeited	(199,069)	(2)	—	—	(338)	—	—	(340)	340	—
NCI income tax adjustment	—	—	—	—	8	—	—	8	(8)	—
Net loss	—	—	—	—	—	(245,862)	—	(245,862)	(45,358)	(291,220)
Balance as of March 31, 2020	87,991,839	$880	16,221,101	$162	$909,812	$(224,425)	$—	$686,429	$129,128	$815,557

	Class A		Class B
	Stockholders		Stockholders				Accumulated
		Class A		Class B	Additional		Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	26,026,843	$260	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
ESPP shares issued	2,810	—	—	—	29	—	—	29	(2)	27
Equity-based compensation	—	—	—	—	3,154	—	—	3,154	1,025	4,179
Issuance of restricted shares	1,169,777	11	—	—	3,025	—	—	3,036	(3,036)	—
Exercise of restricted stock units	625	—	—	—	2	—	—	2	(2)	—
Repurchase of common stock	(125,786)	(1)	—	—	(1,244)	—	—	(1,245)	29	(1,216)
Restricted shares forfeited	(5,689)	—	—	—	(15)	—	—	(15)	15	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(121)	(121)
NCI income tax adjustment	—	—	—	—	6	—	—	6	(6)	—
Foreign currency translation adjustment	—	—	—	—	—	—	54	54	17	71
Net income	—	—	—	—	—	1,135	—	1,135	265	1,400
Balance as of March 31, 2019	79,998,292	$800	26,026,843	$260	$818,556	$19,788	$(314)	$839,090	$276,023	$1,115,113

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(291,220)	$1,400
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	26,867	32,518
Net loss (gain) on disposal of property and equipment	435	(223)
Bad debt expense	2,385	732
Amortization of debt issuance costs	172	172
Inventory write-downs	48	75
Equity-based compensation	574	4,179
Impairment of goodwill and trademark	276,016	4,396
Impairment of property and equipment	3,184	519
Loss on divestitures	—	4,714
Other operating items, net	(47)	(270)
Changes in operating assets and liabilities
Accounts receivable	34,992	(17,390)
Prepaid expenses and other assets	6,633	1,706
Accounts payable and accrued liabilities	(13,328)	4,059
Net cash provided by operating activities	46,711	36,587
Cash flows from investing activities
Working capital settlement	—	691
Proceeds received from divestitures	85	15,957
Purchase of property and equipment	(11,338)	(36,510)
Proceeds received from sales of property and equipment	5,768	3,209
Net cash used in investing activities	(5,485)	(16,653)
Cash flows from financing activities
Borrowings from revolving line of credit	—	5,000
Payments on long-term debt	—	(25,000)
Payments of finance lease obligations	(65)	(285)
Proceeds from share issuance	27	27
Contributions from (distributions to) noncontrolling interests	383	(121)
Repurchase of common stock	(6,636)	(1,216)
Net cash used in financing activities	(6,291)	(21,595)
Effect of exchange rate changes on cash	(61)	107
Net increase (decrease) in cash and cash equivalents	34,874	(1,554)
Cash and cash equivalents, beginning of period	79,268	17,237
Cash and cash equivalents, end of period	$114,142	$15,683
Supplemental cash flow disclosure:
Cash paid for interest	$386	$1,283
Cash refunds received for income taxes, net	$(156)	$(365)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,184	$13,044

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Energy Services, Inc. (“we,” “Select Inc.” or the “Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

We are a leading provider of comprehensive water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. Through a combination of organic growth and acquisitions over the last decade, we have developed a leading position in the relatively new water solutions industry. We believe we are the only company in the oilfield services industry that combines comprehensive water-management services with related chemical products. Furthermore, we believe we are one of the few large oilfield services companies whose primary focus is on the management and treatment of water and water resources in the oil and gas production industry. Accordingly, the importance of responsibly managing water resources through our operations to help conserve fresh water and protect the environment is paramount to our continued success.

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

Exchange rights: Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), Legacy Owner Holdco and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A Common Stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A Common Stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A Common Stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B Common Stock will be cancelled. During the year ended December 31, 2019, a total of 9,805,742 SES Holdings LLC Units were exchanged for 9,805,742 shares of Class A

Common Stock, and 9,805,742 shares of Class B Common Stock were cancelled. There were no exchanges during the Current Quarter (as defined below).

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

This Form 10-Q relates to the three months ended March 31, 2020 (the “Current Quarter”) and the three months ended March 31, 2019 (the “Prior Quarter”). The Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on February 25, 2020 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter are not indicative of the results to be expected for the full year, in part due to the recent coronavirus (“COVID-19”) outbreak.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of March 31, 2020, the Company had one cost-method investee. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals.

The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Our Oilfield Chemicals customers are primarily pressure pumpers, but also include major integrated and independent oil and gas producers.

The results of service lines divested during 2019, including the operations of our Affirm Oilfield Services, LLC subsidiary (“Affirm”), our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2019, included in the Company’s most recent Annual Report on Form 10-K.

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

Allowance for credit losses: The Company’s allowance for credit losses relate to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt incurred has been with cases where a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy.

The following table presents the changes to the allowance for the Current Quarter:

Three months ended March 31, 2020
(in thousands)
Balance at beginning of year	$5,773
Increase to allowance based on a percent of Current Quarter revenue	556
Adjustment based on aged receivable analysis	1,829
Charge-offs	(1,022)
Balance at March 31, 2020	$7,136

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2020
(in thousands)
Balance at beginning of year	$1,527
Accretion expense, included in depreciation and amortization expense	31
Disposals	(219)
Payments	(64)
Balance at March 31, 2020	$1,275

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Lessor Income: As of March 31, 2020, the Company had three facility leases and 13 facility subleases that are accounted for as follows:

		Three Months Ended March 31,
		2020	2019
		(in thousands)
Category	Classification
Lessor income	Cost of sales	$116	$111
Sublease income	Lease abandonment costs and Cost of sales	401	373

The Company also generates short-term equipment rental revenue. See Note 5—Revenue for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During the Current Quarter, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) Plan and incurred no match expense. During the Prior Quarter, the Company incurred $1.3 million of match expense.

Recent accounting pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019 and requires a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard in the first quarter of 2020 did not have a material impact to the Company’s financial statements.

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

NOTE 3—IMPAIRMENTS AND OTHER COSTS

Significant challenges that emerged during the Current Quarter, and which are expected to continue into the foreseeable future, have had and will continue to have a negative impact on our results of operations. The COVID-19 outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in global oil demand as well as international and U.S. economies and financial markets. Additionally, the failure of Saudi Arabia and Russia to reach a decision to cut production of oil and gas along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia’s subsequent decision to reduce the prices at which it sells oil and increase production, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the Current Quarter. While an agreement to cut production was reached in April 2020, oil prices have remained low, with storage capacity rapidly being reached, and global oil demand is expected to remain challenged at least until the COVID-19 outbreak can be contained. As a result of these market disruptions, oil prices have declined significantly and our Current Quarter results have been negatively impacted. With the significant recent drop in oil prices, the activity levels of our customers and the demand for our services will certainly decrease materially in the near-term; however, at this time, we believe it is too soon to determine the depth or magnitude of the declines.

We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have, a material negative impact on our financial results, and such negative impact may continue well beyond the containment of such outbreak until oil demand and prices, recover. We cannot assure you that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and duration of the COVID-19 pandemic is also uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but at this time, we expect a net loss for 2020. We are taking further actions to maintain our liquidity, including decreasing operating expenses by reducing headcount, reducing salaries, closing yard locations, reducing third party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and may take advantage of future legislation passed by the United States Congress in response to COVID-19.

As a result of the above mentioned economic conditions, we recorded impairment expenses in the first quarter related to goodwill, property and equipment and other intangible assets and there is no assurance that we will not have additional impairments in subsequent quarters.

A summary of impairment, severance, yard closure and lease abandonment costs for the Current Quarter and Prior Quarter were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Impairment of goodwill and trademark
Water Services	$186,468	$—
Water Infrastructure	80,466	—
Oilfield Chemicals	9,082	—
Other	—	4,396
Total impairment of goodwill and trademark	$276,016	$4,396

For a discussion of the impairments to goodwill and trademark, See Note 8—Goodwill and Other Intangible Assets.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Impairment of property and equipment
Water Services	$2,498	$—
Water Infrastructure	686	—
Other	—	519
Total impairment of property and equipment	$3,184	$519

During the Current Quarter, the Company determined that certain equipment was obsolete, and recorded a $3.2 million impairment of property and equipment. During the Prior Quarter, the Company recorded an impairment of $0.5 million of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds at that time.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Severance
Water Services	$1,823	$—
Water Infrastructure	288	—
Oilfield Chemicals	120	—
Other	1,271	1,680
Total severance expense	$3,502	$1,680

Yard closure costs
Water Services	$1,950	$—
Total yard closure costs	$1,950	$—

Lease abandonment costs
Water Services	$935	$229
Water Infrastructure	51	—
Other	(33)	844
Total lease abandonment costs	$953	$1,073

During the Current Quarter, the Company recorded exit-disposal costs including $3.5 million of severance costs, with $2.9 million of accrued severance at March 31, 2020, $2.0 million in accrued yard closure costs, recognized within costs of revenue on the accompanying consolidated statements of operations, and $1.0 million of lease abandonment costs. Severance costs of $1.8 million and $1.7 million are recognized within costs of revenue and selling, general and administrative expenses, respectively, on the accompanying consolidated statements of operations. During the Prior Quarter, the Company recorded exit-disposal costs including $1.7 million of severance, recognized within selling, general and administrative expenses on the accompanying consolidated statements of operations, and $1.1 million of lease abandonment costs, both of which related to the Company’s divested service lines.

NOTE 4—Acquisitions

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

The WCS Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory and property and equipment acquired, customer relationships, and current liabilities were finalized as of December 31, 2019. The assets acquired and liabilities assumed are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$10,000
Total consideration transferred	10,000
Less: identifiable assets acquired and liabilities assumed
Inventory	5,221
Property and equipment	4,473
Customer relationships	476
Current liabilities	(170)
Total identifiable net assets acquired	10,000
Fair value allocated to net assets acquired	$10,000

NOTE 5—REVENUE

The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for most revenue recognition, which provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that we will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. The accommodations and rentals revenue is guided by ASC 842 – Leases.

The following factors are applicable to all three of the Company’s segments for the first three months of 2020 and 2019, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of March 31, 2020, the Company had five contracts in place for these segments lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect.

Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no in-process customer agreements for this segment as of March 31, 2020, lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2020, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2020	2019

Geographic Region
Permian Basin	$137,998	$162,665
Eagle Ford	35,664	38,726
MidCon	24,873	58,463
Bakken	22,560	25,782
Marcellus/Utica	19,839	30,159
Haynesville/E. Texas	19,015	17,282
Rockies	18,869	22,442
All other/eliminations	(533)	7,127
Total	$278,285	$362,646

In the Water Services segment, the top three revenue producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 74% and 71% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Infrastructure segment, the top two revenue producing regions are the Permian Basin and Bakken, which collectively comprised 87% and 82% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Oilfield Chemicals segment, the top two revenue producing regions are the Permian Basin and MidCon, which collectively comprised 70% and 76% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$14,070	$12,365
Finished goods	23,988	24,724
Materials and supplies	444	453
	$38,502	$37,542

During the Current Quarter and Prior Quarter, the Company recorded charges to the reserve for excess and obsolete inventory for immaterial amounts of $0.1 million or less, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.9 million and $4.1 million as of March 31, 2020 and December 31, 2019, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Land	$14,213	$16,030
Buildings and leasehold improvements	98,815	97,426
Vehicles and equipment	47,809	53,819
Vehicles and equipment - finance lease	1,120	1,291
Machinery and equipment	643,551	659,835
Machinery and equipment - finance lease	162	162
Pipelines	71,821	69,327
Computer equipment and software	5,960	8,051
Computer equipment and software - finance lease	356	356
Office furniture and equipment	1,139	1,157
Disposal wells	60,960	64,149
Other	497	497
Construction in progress	40,387	43,279
	986,790	1,015,379
Less accumulated depreciation(1)	(560,340)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	$426,450	$453,278
(1)	Includes $1.5 million and $1.6 million of accumulated depreciation related to finance leases as of March 31, 2020 and December 31, 2019, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 8 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Category
Depreciation expense from property and equipment	$23,985	$29,307
Amortization expense from finance leases	77	214
Amortization expense from intangible assets	2,993	2,969
Accretion expense from asset retirement obligations	(188)	28
Total depreciation and amortization	$26,867	$32,518

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 3 for impairment of property and equipment during the Current Quarter and Prior Quarter.

During the Current Quarter, the Company sold the remaining Canadian assets that were previously designated as held for sale at a loss of $0.1 million recognized within losses on sales of property, equipment and divestitures, net on the accompanying consolidated statements of operations.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12). During the Current Quarter, the Company had triggering events in connection with the resulting significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes with increasing oil supply as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. As a result, the Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments. The changes in the carrying amounts of goodwill by reportable segment as of March 31, 2020 and December 31, 2019 are as follows:

	Water	Water
	Services	Infrastructure	Total

Balance as of December 31, 2019	186,468	80,466	266,934
Impairment	(186,468)	(80,466)	(266,934)
Balance as of March 31, 2020	$—	$—	$—

The components of other intangible assets, net as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020				As of December 31, 2019
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Impairment	Amortization	Value	Value	Amortization	Value
	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$116,554	$—	$(22,499)	$94,055	$116,554	$(20,233)	$96,321
Patents	10,110	—	(2,670)	7,440	10,110	(2,420)	7,690
Other	7,234	—	(5,242)	1,992	7,234	(4,766)	2,468
Total definite-lived	133,898	—	(30,411)	103,487	133,898	(27,419)	106,479
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	23,442	(9,082)	—	14,360	23,442	—	23,442
Total indefinite-lived	30,473	(9,082)	—	21,391	30,473	—	30,473

Total other intangible assets, net	$164,371	$(9,082)	$(30,411)	$124,878	$164,371	$(27,419)	$136,952

Due to the triggering events discussed above, the Company tested all intangible assets for impairment, which resulted in $9.1 million of impairment to trademarks using the relief from royalty method. The impairment was recorded in the Oilfield Chemicals segment.

The weighted average amortization period for customer relationships, patents, and other definite lived assets was 10.4 years, 7.5 years, and 2.2 years, respectively, as of March 31, 2020. See Note 7 for the amortization expense during the Current Quarter and Prior Quarter, respectively. The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)

Remainder of 2020	$8,685
Year ending December 31, 2021	10,494
Year ending December 31, 2022	10,280
Year ending December 31, 2023	10,209
Year ending December 31, 2024	10,139
Thereafter	53,680
$103,487

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See “Note 13—Related Party Transactions” for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the borrowing base under the Credit Agreement was $200.6 million and $214.6 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $19.8 million and $19.9 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $180.8 million as of March 31, 2020.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2020 and December 31, 2019 were $1.8 million and $2.0 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million for both the Current Quarter and Prior Quarter.

The Company was in compliance with all debt covenants as of March 31, 2020.

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

As previously disclosed, certain subsidiaries acquired in the Rockwater merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter including locating any pertinent information to determine if such violations occurred and what, if any, the applicable fine would be related to any such potential violations. At this time no administrative, civil or criminal charges have been brought against the Company. Additionally, while the Company cannot currently estimate an amount of possible fines or penalties, we do not believe that such amounts will be material to the Company’s financial statements.

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

The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years. No stock options were granted in 2019 or in the Current Quarter.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2020
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,797,319	$15.95	4.2	$509
Forfeited	(20,091)	14.68
Ending balance, outstanding	3,777,228	$15.96	4.0	$—
Ending balance, exercisable	3,764,205	$15.94	4.0	$—
Nonvested at end of period	13,023	$20.58

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $3.23 and $9.28 as of March 31, 2020 and December 31, 2019, respectively.

The Company recognized $0.2 million and $1.3 million of compensation expense related to stock options during the Current Quarter and Prior Quarter, respectively. As of March 31, 2020, there was a nominal amount of unrecognized equity-based compensation expense remaining related to nonvested stock options.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.9 million and $1.8 million related to the restricted stock awards and restricted stock units for the Current Quarter and Prior Quarter, respectively. As of March 31, 2020, there was $13.3 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2020
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2019	1,518,193	$10.08
Granted	1,271,706	5.89
Vested	(406,289)	12.54
Forfeited	(199,069)	7.52
Nonvested at March 31, 2020	2,184,541	$7.42

A summary of the Company’s restricted stock unit activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2020
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2019	1,250	$19.00
Vested	(625)	20.00
Forfeited	(625)	18.00
Nonvested at March 31, 2020	—	$—

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

The target number of shares of Class A Common Stock subject to each PSU granted in 2018 and 2019 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2021 for the 2018 PSU grants, and June 30, 2022 for the 2019 PSU grants, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

During 2020, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the period from January 1, 2020 through December 31, 2022.

The target number of shares of Class A Common Stock subject to each PSU granted in 2020 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2023 for the 2020 PSU grants, assuming the minimum performance metrics are achieved.

The target PSUs that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table:

Ranking Among Peer Group	Percentage of Target Amount Earned
Outside of Top 10	0%
Top 10	50%
Top 7	100%
Top 3	175%

The target PSUs that become earned in connection with the adjusted FCF performance percentage will be determined (as defined in the applicable PSU agreement) in accordance with the following table:

Adjusted FCF Performance Percentage	Percentage of Target Amount Earned
Less than 70%	0%
70%	50%
100%	100%
130%	175%

The fair value on the date the PSUs were issued during 2020, 2019 and 2018 was $4.4 million, $7.0 million and $5.9 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized a credit to compensation expense of $1.4 million and compensation expense of $0.9 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2020, the unrecognized compensation cost related to our unvested PSUs is estimated to be $3.6 million and is expected to be recognized over a weighted-average period of 1.7 years as of March 31, 2020. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of March 31, 2020:

Performance Share Units
Nonvested as of December 31, 2019	1,014,990
Target shares granted	753,378
Target shares outstanding as of March 31, 2020	1,768,368

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

The Company recognized a nominal credit during the Current Quarter and $0.1 million of expense in the Prior Quarter, respectively, related to stock-settled incentive awards. The unrecognized compensation cost related to our unvested stock-settled incentive awards is $0.1 million and is expected to be fully recognized in the second quarter of 2020.

The following table summarizes the information about the stock-settled incentive awards outstanding as of March 31, 2020:

		Award Value
	Value at Target	Being Recognized
Nonvested as of December 31, 2019	$2,937	$1,122
Forfeited during 2020	(409)	(157)
Nonvested as of March 31, 2020	$2,528	$965

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

The following table summarizes ESPP activity (in thousands, except shares):

For the three months ended
March 31, 2020
Cash received for shares issued	$27
Shares issued	4,443

Share Repurchases

During the Current Quarter, the Company repurchased 849,711 shares of Class A Common Stock in the open market and repurchased 129,680 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $6.6 million and a decrease to Class A Common Stock of approximately $10,000. In the Prior Quarter, the Company repurchased 82,092 shares in the open market and repurchased 43,694 shares in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2020 or the year ended December 31, 2019. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2020.

	Fair Value
	Measurements Using			Carrying
	Level 1	Level 2	Level 3	Value(1)	Impairment
	(in thousands)

Quarter Ended March 31, 2020
Goodwill	$—	$—	$—	$266,934	$266,934
Trademark	—	—	14,360	23,442	9,082
Property and equipment	—	—	176	3,360	3,184
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2020 and December 31, 2019, due to the short-term maturity of these instruments. The Company did not have any debt as of March 31, 2020 or December 31, 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

NOTE 13—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties. For more information regarding the Company’s policies and procedures for review of related party transactions, see the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders filed with the SEC on March 27, 2020.

During the Current Quarter, sales to related parties were $2.4 million and purchases from related-party vendors were $4.2 million. These purchases consisted of $3.7 million relating to the rental of certain equipment or other services used in operations, $0.2 million relating to purchases of property and equipment, $0.2 million relating to management, consulting and other services and $0.1 million related to inventory and consumables.

During the Prior Quarter, sales to related parties were $6.3 million and purchases from related-party vendors were $6.0 million. These purchases consisted of $1.5 million relating to purchases of property and equipment, $3.9 million relating to the rental of certain equipment or other services used in operations and $0.6 million relating to management, consulting and other services.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Current income tax (benefit) expense	$(72)	$178
Deferred income tax (benefit) expense	(92)	-
Total income tax (benefit) expense	$(164)	$178
Effective Tax Rate	0.1%	11.3%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.4 million during the quarter ended March 31, 2020, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$2,584	$2,674
Noncontrolling interests attributable to holders of Class B Common Stock	126,544	172,961
Total noncontrolling interests	$129,128	$175,635

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the Current Quarter and Prior Quarter, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the three months ended March 31,
	2020	2019
	(in thousands)
Net (loss) income attributable to Select Energy Services, Inc.	$(245,862)	$1,135
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,831	3,021
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	1	2
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(603)	(29)
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	3	2
Change to equity from net (loss) income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(244,630)	$4,131

NOTE 16—(LOSS) EARNINGS PER SHARE

(Loss) earnings per share are based on the amount of (loss) income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 3,777,228 and 2,980,567 shares are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted (loss) earnings per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net (loss) income	$(291,220)			$1,400
Net loss (income) attributable to noncontrolling interests	45,358			(265)
Net (loss) income attributable to Select Energy Services, Inc. — basic	(245,862)	$(245,862)	$—	1,135	$1,135	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	—	—	—	1	1	—
Net (loss) income attributable to Select Energy Services, Inc. — diluted	$(245,862)	$(245,862)	$—	$1,136	$1,136	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		86,104,925	16,221,101		78,523,768	26,026,843
Dilutive effect of restricted stock		—	—		209,811	—
Dilutive effect of stock options		—	—		34,488	—
Dilutive effect of ESPP		—	—		94	—
Weighted-average shares of common stock outstanding — diluted		86,104,925	16,221,101		78,768,161	26,026,843
Earnings per share:
Basic		$(2.86)	$—		$0.01	$—
Diluted		$(2.86)	$—		$0.01	$—

NOTE 17—SEGMENT INFORMATION

Select Inc. is a leading provider of comprehensive water-management solutions to the oil and gas industry in the U.S. The Company’s services are offered through three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other. Each reportable segment is led by a separate manager that reports directly to the Company’s CODM.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

Oilfield Chemicals — The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Our Oilfield Chemicals customers are primarily pressure pumpers, but also include major integrated and independent oil and gas producers.

The results of our service lines divested during 2019, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2020
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water Services	$150,152	$(195,900)	$17,156	$1,267
Water Infrastructure	57,884	(82,077)	7,028	2,568
Oilfield Chemicals	71,028	(2,896)	1,998	2,890
Other	—	25	—	325
Eliminations	(779)	—	—	—
Loss from operations		(280,848)
Corporate	—	(9,983)	685	—
Interest expense, net	—	(331)	—	—
Other income, net	—	(222)	—	—
	$278,285	$(291,384)	$26,867	$7,050

For the three months ended March 31, 2019
Income (loss)	Depreciation and	Capital

	Revenue	before taxes	Amortization	Expenditures
	(in thousands)
Water Services	$220,880	$23,660	$21,262	$13,126
Water Infrastructure	53,616	3,801	6,089	17,238
Oilfield Chemicals	67,119	2,013	2,453	1,220
Other	23,670	(6,523)	1,714	61
Eliminations	(2,639)	—	—	—
Income from operations		22,951
Corporate	—	(16,318)	1,000	—
Interest expense, net	—	(1,093)	—	—
Other income, net	—	(3,962)	—	—
	$362,646	$1,578	$32,518	$31,645

Total assets by segment as of March 31, 2020 and December 31, 2019 is as follows:

	As of	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Water Services	$600,200	$831,123
Water Infrastructure	230,899	314,026
Oilfield Chemicals	188,472	192,224
Other	7,337	10,247
	$1,026,908	$1,347,620

NOTE 18—SUBSEQUENT EVENTS

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it may impact our customers, employees, vendors and contractors. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that the COVID-19 pandemic will have on our financial position, operating results and ability to obtain future financing due to numerous uncertainties.

The magnitude and duration of the COVID-19 pandemic is also uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but at this time, we expect a net loss for 2020. We are taking further actions to maintain our liquidity, including decreasing operating expenses by reducing headcount, reducing salaries, closing yard locations, reducing third party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to COVID-19. In this environment, the duration of which remains uncertain, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce in the wake of COVID-19, we have taken steps to keep our people safe by supporting those affected, mandating that as many employees and contractors as possible work from home, and monitoring and consistently communicating with those who cannot do so and are required to be at work.

Based on our current cash position, lack of bank debt and these ongoing actions, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months, prior to giving effect to any financing that may occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our 2019 Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements.” We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2020 (the “Current Quarter”) and the three months ended March 31, 2019 (the “Prior Quarter”).

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

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water such as brackish water or municipal or industrial effluent. We work with our customers to optimize their fluid systems to economically enable the use of these alternative sources. We also work with our E&P customers to reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems. These solutions reduce the demand for trucking operations, thereby reducing diesel emissions, increasing safety and decreasing traffic congestion in nearby communities.

Industry Overview

Significant challenges that emerged during the Current Quarter, and which are expected to continue into the foreseeable future, have had and will continue to have a negative impact on our results of operations. The novel coronavirus (“COVID-19”) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in global oil demand as well as international and U.S. economies and financial markets. Additionally, the failure of Saudi Arabia and Russia to reach a decision to cut production of oil and gas along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia’s subsequent decision to reduce the prices at which it sells oil and increase production, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the Current Quarter. While an agreement to cut production was reached in April 2020, oil prices have remained low, and global oil demand is expected to remain challenged at least until the COVID-19 outbreak can be contained. As a result of these market disruptions, oil prices have declined significantly and our Current Quarter results have been negatively impacted. With the significant recent drop in oil prices, the activity levels of our customers and the demand for our services will certainly decrease materially in the near-term; however, at this time, we believe it is too soon to determine the depth or magnitude of the declines.

We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have, a material negative impact on our financial results, and such negative impact may continue well beyond the containment of such outbreak until oil demand and prices, recover. We cannot assure you that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and duration of the COVID-19 pandemic is also uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but at this time, we expect a net loss for 2020. We are taking further actions to maintain our liquidity, including decreasing operating expenses by reducing headcount, reducing salaries, closing yard locations, reducing third party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to COVID-19. In this environment, the duration of which remains uncertain, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce in the wake of COVID-19, we have taken steps to keep our people safe by supporting those affected, mandating that as many employees and contractors as possible work from home, and monitoring and consistently communicating with those who cannot do so and are required to be at work.

Based on our current cash position, lack of bank debt and these ongoing actions, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months, prior to giving effect to any financing that may occur.

During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) (Cushing) crude oil was $45.34 versus an average price of $54.82 for the Prior Quarter. The WTI price closed at $20.51 on March 31, 2020, which was nearly 55% lower than the average price for the Current Quarter, illustrating the significant decline and volatility of the price of oil and gas prices in the Current Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $1.91 versus an average of $2.92 for the Prior Quarter. The significant decline in oil and gas prices in the Current Quarter relative to the Prior Quarter, as well as the more recent oil pricing volatility driven by market dislocation, has been driven largely by increased supply from OPEC+ and decreased demand due to the COVID-19 pandemic, as well as increased utilization of existing storage capacity, which may result in our E&P customers being forced to shut-in production.

Additionally, both debt and equity capital markets, and in particular the IPO market, do not appear favorably disposed towards investing in the oil and gas industry at this time. In light of these factors, combined with the downward revisions made to many of our customers’ respective annual capital budgets and financial outlooks, we do not anticipate large incremental sums of capital entering the market to create higher demand for our services for the remainder of 2020, which will likely lead to decreased activity for us. Additionally, this lack of available capital in the current market environment will make it challenging for distressed oil and gas companies to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry.

Outside of the macroeconomic challenges, from an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. For example, while we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge and many smaller operators with less robust completion designs may be challenged in this environment. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower cost in-basin sand, all of which has decreased total costs for our customers.

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production life of wells over the long-term. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore negatively impact the total revenue opportunity.

The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities, our recent WCS acquisition and our knowledge base within our Oilfield Chemicals segment. Additionally, this trend supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions.

Regardless of these operational trends, the current environment is one of the most challenging in decades for the oilfield services industry due to the large imbalance between oil supply and demand. Many operators may prioritize decreasing their activity levels or pursuing near-term cost savings rather than long-term efficiencies, which could negatively impact the demand and pricing for our services. While we enjoy an advantaged position relative to many other oilfield services companies due to our cash position and absence of debt on the balance sheet at the end of the Current Quarter, our full year 2020 financial results are likely to be materially worse than those of recent years.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and salt water disposal wells, primarily serving E&P companies.

●
Oilfield Chemicals. The Oilfield Chemicals segment, provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions, including polymer slurries, crosslinkers, friction reducers, biocides, scale inhibitors corrosion inhibitors, buffers, breakers and other chemical technologies. With the range of chemicals and application expertise our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to maximize the effectiveness of and optimize the efficiencies of the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $101.6 million and $138.8 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the Current Quarter to reduce operating and equipment costs, as well as selling, general and administrative costs, in order to proactively manage these expenses as a percentage of revenue. We expect to continue pursuing meaningful direct actions to reduce our labor costs in the coming quarters.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repair and maintenance, rental and leasing costs. We incurred equipment costs of $47.3 million and $66.1 million for the Current Quarter and Prior Quarter, respectively.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $18.1 million and $22.3 million for the Current Quarter and Prior Quarter, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $70.1 million and $70.4 million for the Current Quarter and Prior Quarter, respectively.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;
●	Gross Profit;
●	Gross Margins;
●	EBITDA; and
●	Adjusted EBITDA.

Revenue

We analyze our revenue and assess our performance by comparing actual monthly revenue to our internal projections and across periods. We also assess incremental changes in revenue compared to incremental changes in direct operating costs, and selling, general and administrative expenses across our reportable segments to identify potential areas for improvement, as well as to determine whether segments are meeting management’s expectations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus any inventory write-downs. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below and those described in “—Industry Overview” above.

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

Affirm Divestitures

We sold the Affirm crane and field services businesses on February 26, 2019 and June 28, 2019, respectively. Affirm accounted for $21.8 million of revenue during 2019. Following the two divestitures, the divested operations were not included in the consolidated results of operations.

Canadian Operations Divestitures

On March 19, 2019, we sold over half of our Canadian operations and on April 1, 2019, we sold and wound down the rest of the Canadian operations. Canadian operations accounted for $8.6 million of annual revenue during 2019. Following the divestitures, the divested Canadian operations were not included in the consolidated results of operations.

Sand Hauling Wind Down

During 2019, we wound down our sand hauling operations and sold certain of our sand hauling property and equipment. Sand hauling accounted for $3.3 million of annual revenue during 2019.

Proceeds received from Divestitures and Wind Down

During 2019, we received $30.1 million from divestitures and fixed asset sale activity in connection with the sale and wind down of our Affirm subsidiary and the sand hauling and Canadian operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Revenue
Water Services	$149,511	$220,595	$(71,084)	(32.2)%
Water Infrastructure	57,762	53,616	4,146	7.7%
Oilfield Chemicals	71,012	66,829	4,183	6.3%
Other	—	21,606	(21,606)	(100.0)%
Total revenue	278,285	362,646	(84,361)	(23.3)%

Costs of revenue
Water Services	129,114	163,121	(34,007)	(20.8)%
Water Infrastructure	47,813	41,430	6,383	15.4%
Oilfield Chemicals	59,876	59,527	349	0.6%
Other	4	21,053	(21,049)	(100.0)%
Depreciation and amortization	26,182	31,518	(5,336)	(16.9)%
Total costs of revenue	262,989	316,649	(53,660)	(16.9)%
Gross profit	15,296	45,997	(30,701)	(66.7)%

Operating expenses
Selling, general and administrative	25,289	32,376	(7,087)	(21.9)%
Depreciation and amortization	685	1,000	(315)	(31.5)%
Impairment of goodwill and trademark	276,016	4,396	271,620	NM
Impairment of property and equipment	3,184	519	2,665	NM
Lease abandonment costs	953	1,073	(120)	(11.2)%
Total operating expenses	306,127	39,364	266,763	NM
(Loss) income from operations	(290,831)	6,633	(297,464)	NM

Other expense
Losses on sales of property and equipment and divestitures, net	(435)	(4,491)	4,056	NM
Interest expense, net	(331)	(1,093)	762	(69.7)%
Foreign currency (loss) gain, net	(46)	260	(306)	NM
Other income, net	259	269	(10)	NM
(Loss) income before income tax benefit (expense)	(291,384)	1,578	(292,962)	NM
Income tax benefit (expense)	164	(178)	342	NM
Net (loss) income	$(291,220)	$1,400	$(292,620)	NM

Revenue

Our revenue decreased $84.4 million, or 23.3%, to $278.3 million for the Current Quarter compared to $362.6 million for the Prior Quarter. The decrease was driven by a $71.1 million decline in Water Services revenue, $21.6 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019, partially offset by a $4.2 million increase in Oilfield Chemicals revenue and a $4.1 million increase in Water Infrastructure revenue as discussed below. For the Current Quarter, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 53.7%, 20.8%, 25.5% and 0.0% of our total revenue, respectively, compared to 60.8%, 14.8%, 18.4%, and 6.0%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $71.1 million, or 32.2%, to $149.5 million for the Current Quarter compared to $220.6 million for the Prior Quarter. The decrease was primarily attributable to reduced pricing for our services coupled with reduced drilling and completions activity due to decreases in oil prices late in the quarter due to OPEC supply and the COVID-19 pandemic.

Water Infrastructure. Revenue increased by $4.1 million, or 7.7%, to $57.8 million for the Current Quarter compared to $53.6 million for the Prior Quarter, primarily due to increased water sales in the Permian and the initiation of our Northern Delaware pipeline system in New Mexico, partially offset by declines in water sourcing volumes in the MidCon.

Oilfield Chemicals. Revenue increased $4.2 million, or 6.3%, to $71.0 million for the Current Quarter compared to $66.8 million for the Prior Quarter, due to the incremental revenue from the WCS acquisition, partially offset by lower completions revenue.

Other. Other revenue was zero for the Current Quarter compared to $21.6 million in the Prior Quarter as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $53.7 million, or 16.9%, to $263.0 million for the Current Quarter compared to $316.6 million for the Prior Quarter. The decrease was primarily due to a $34.0 million decline in Water Services costs and $21.0 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Also contributing to the decline was a $5.3 million decrease in depreciation costs, partially offset by a $6.4 million increase in Water Infrastructure costs and a $0.3 million increase in Oilfield Chemicals costs as further discussed below.

Water Services. Cost of revenue decreased $34.1 million, or 20.8% to $129.1 million for the Current Quarter compared to $163.1 million for the Prior Quarter. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the Current Quarter. Costs as a percent of revenue increased from 73.9% to 86.4% due to reductions in revenue generating activity we could not fully offset with cost reductions as well as yard closure costs resulting from current market conditions.

Water Infrastructure. Cost of revenue increased $6.4 million, or 15.4%, to $47.8 million for the Current Quarter compared to $41.4 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 77.3% to 82.8% primarily due to decreased pricing on non-pipeline water sources as well as the acceleration of certain prepaid expenses relating to water rights secured for a customer, due to the bankruptcy of such customer.

Oilfield Chemicals. Costs of revenue increased $0.3 million, or 0.6%, to $59.9 million for the Current Quarter compared to $59.5 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 89.1% to 84.3% due primarily to increased sales of higher-margin friction reducer products as well as incremental gross profits resulting from the WCS acquisition.

Other. Other costs decreased to less than $0.1 million for the Current Quarter compared to $21.1 million in the Prior Quarter, primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $5.3 million, or 16.9%, to $26.2 million for the Current Quarter compared to $31.5 million for the Prior Quarter, primarily due to a $4.1 million decrease in our Water Services segment and a $1.7 million decrease related to the divestitures discussed above.

Gross Profit

Gross profit decreased by $30.7 million, or 66.7%, to a gross profit of $15.3 million for the Current Quarter compared to a gross profit of $46.0 million for the Prior Quarter primarily due to a $37.1 million decrease in Water Services gross profit stemming from lower revenue, $2.2 million decrease to Water Infrastructure gross profit due to decreased pricing and certain non-recurring costs and $0.6 million lower gross profit from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. This was partially offset by a $3.8 million increase in Oilfield Chemicals gross profit and $5.3 million decrease in depreciation expense. Gross margin as a percent of revenue was 5.5% and 12.7% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.1 million, or 21.9%, to $25.3 million for the Current Quarter compared to $32.4 million for the Prior Quarter. This was comprised of $3.6 million lower equity-based compensation costs, $2.3 million lower incentive compensation costs, $1.3 million lower professional fees, and $1.6 million of other expense reductions from cost cutting measures in response to lower oil prices partially offset by a $1.7 million increase in bad debt expense.

Impairment

Goodwill and trademark impairment costs were $276.0 million and $4.4 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, all of our goodwill was impaired due to the dramatic decline in oil prices and the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark. During the Prior Quarter, we incurred $4.4 million of goodwill impairment in connection with divesting Affirm.

Impairment of property and equipment costs were $3.2 million and $0.5 million in the Current Quarter and Prior Quarter, respectively.

Lease Abandonment Costs

Lease abandonment costs were $1.0 million and $1.1 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to newly abandoned properties associated with realignment and combining activity on fewer leased properties. The Prior Quarter costs were primarily due to early lease terminations in connection with the wind-down and divestiture of Canadian operations.

Net Interest Expense

Net interest expense decreased by $0.8 million, or 69.7%, to $0.3 million during the Current Quarter compared to $1.1 million in the Prior Quarter primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Quarter.

Net (Loss) Income

Net (loss) income decreased by $292.6 million, to a net loss of $291.2 million for the Current Quarter compared to net income of $1.4 million for the Prior Quarter primarily due to goodwill, trademark and fixed asset impairments and lower Water Services gross profit. This was partially offset by lower selling, general and administrative costs, lower depreciation costs, lower losses on sales of property and equipment and lower interest expense.

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

Our board of directors, management and many investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. One should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2019 Form 10-K.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net (loss) income	$(291,220)	$1,400
Interest expense, net	331	1,093
Income tax (benefit) expense	(164)	178
Depreciation and amortization	26,867	32,518
EBITDA	(264,186)	35,189
Impairment of goodwill and trademark(1)	276,016	4,396
Non-recurring severance expenses(1)	3,502	1,680
Impairment of property and equipment(1)	3,184	519
Yard closure costs related to consolidating operations(1)	1,950	—
Non-cash loss on sale of assets or subsidiaries(3)	1,627	5,906
Lease abandonment costs(1)	953	1,073
Non-cash compensation expenses	574	4,179
Foreign currency loss (gain), net	46	(260)
Non-recurring transaction costs(2)	12	662
Inventory write-down	—	75
Adjusted EBITDA	$23,678	$53,419
(1)	For the Current Quarter, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil. For the Prior Quarter, these costs were due to the dissolution of our divested service lines.
(2)	For the Prior Quarter, these costs primarily related to the rebranding of our Fluids Hauling business.
(3)	For the Prior Quarter, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind down of former service lines.

EBITDA was ($264.2) million for the Current Quarter compared to $35.2 million for the Prior Quarter. The $299.4 million decrease in EBITDA was primarily driven by a $271.6 million increase in goodwill and trademark impairment costs, a decrease of $37.1 million in Water Services gross profit offset by a $7.1 million decrease in selling, general and administrative costs and a $4.1 million decrease in loss on sale of property and equipment. Adjusted EBITDA was $23.7 million for the Current Quarter compared to $53.4 million for the Prior Quarter. The $29.7 million decrease is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

The impact of the COVID-19 pandemic and OPEC+ disputes on oil prices and production levels, as well as the uncertainty about the timing of a future recovery is expected to have a negative impact on financial results in the coming quarters. We are taking actions to manage costs and cash, including but not limited to significantly reducing headcount, cutting salaries, closing operational yards, reducing forecasted capital expenditures, streamlining operational and back office functions, selling excess equipment, deferring payroll tax payments for the rest of 2020 in accordance with the CARES Act and deferring applicable lease payments.

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

As of March 31, 2020, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash generated from operations and borrowings under our Credit Agreement. For a discussion of the Credit Agreement, see “—Credit Agreement” below. Although we cannot provide any assurance, we believe that our current cash balance, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of March 31, 2020, cash and cash equivalents totaled $114.1 million and we had approximately $180.8 million of available borrowing capacity under our Credit Agreement. As of March 31, 2020, the borrowing base under the Credit Agreement was $200.6 million, we had no outstanding borrowings and the outstanding letters of credit totaled $19.8 million. As of May 4, 2020, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $192.2 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $176.6 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands)
Net cash provided by operating activities	$46,711	$36,587	$10,124	27.7%
Net cash used in investing activities	(5,485)	(16,653)	11,168	(67.1)%
Net cash used in financing activities	(6,291)	(21,595)	15,304	(70.9)%
Subtotal	34,935	(1,661)
Effect of exchange rate changes on cash and cash equivalents	(61)	107	(168)	NM
Net increase (decrease) in cash and cash equivalents	$34,874	$(1,554)

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2020 and 2019

Operating Activities. Net cash provided by operating activities was $46.7 million for the Current Quarter, compared to $36.6 million for the Prior Quarter. The $10.1 million increase in net cash provided by operating activities related primarily to improved working capital management, including reductions in accounts receivable and other current assets.

Investing Activities. Net cash used in investing activities was $5.5 million for the Current Quarter, compared to $16.7 million for the Prior Quarter. The $11.2 million decrease in net cash used in investing activities was primarily due to a $25.2 million reduction in purchases of property and equipment and a $2.6 million increase in proceeds received from sales of property and equipment partially offset by a $15.9 million decrease of proceeds primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations as well as a $0.7 million working capital settlement in the Prior Quarter.

Financing Activities. Net cash used in financing activities was $6.3 million for the Current Quarter compared to $21.6 million for the Prior Quarter. The decrease in cash used in financing activities was primarily due to $20.0 million of net debt repayments in the Prior Quarter compared to zero in the Current Quarter, partially offset by a $5.4 million increase in repurchases of shares of Class A Common Stock during the Current Quarter.

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

We were in compliance with all debt covenants as of March 31, 2020.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 5—Leases in our 2019 Form 10-K filed on February 25, 2020 for operating lease obligations as of December 31, 2019 and Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our contractual obligations as of March 31, 2020.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2019 Form 10-K filed on February 25, 2020.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2—Significant Accounting Policies in Part I, Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of March 31, 2020, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of activity for the U.S. oil and gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: global epidemics or pandemics, including COVID-19; the supply of and demand for oil and gas; current prices as well as expectations about future prices of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected decline in rates of current production; the discovery rates of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.

The level of activity in the U.S. oil and gas industry is historically volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Sustained low oil and gas prices have affected, and would likely continue to affect, oil and gas drilling and completion activity and therefore affect demand for our services. Sustained low oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows, and we have begun to experience the significant negative effects of the severe disruption in the oil and gas industry from the COVID-19 pandemic and other factors.

Interest Rate Risk

As of March 31, 2020, we had no outstanding borrowings under our Credit Agreement. As of May 4, 2020, we had no outstanding borrowings and approximately $176.6 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We have been exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary, which had designated the Canadian dollar as its functional currency. With the recent divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory-installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company-wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are unable to predict at this time whether any administrative, civil or criminal charges will be brought against us, although we have learned that we may be the target of a criminal investigation, and it is possible that other individuals could become targets. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter and these discussions continued in 2019 and are ongoing. Although we are unable to predict the timing or outcome of this investigation, we note that in similar circumstances, the EPA has imposed fines of approximately $7,200 per altered vehicle and has also required the responsible party to disgorge any financial benefit that it may have derived.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks, in addition to those described below and in our 2019 Form 10-K, may materially and adversely affect our business, financial condition, cash flows and results of operations.

Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition. We expect capital spending by our customers to decrease for the remainder of 2020 due to the impacts of COVID-19 on demand for oil and reduced prices resulting from the current oversupply of oil.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and related capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of COVID-19. During the first quarter ended March 31, 2020, the average WTI spot price was $45.34, versus an average price of $54.82 for first quarter ended March 31, 2019. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020. The WTI price closed at $20.51 on March 31, 2020. In April 2020, OPEC (which includes Saudi Arabia), Russia (together with OPEC and other allied producing countries, “OPEC+”) and the United States agreed to curtail hydrocarbon production by approximately 10 million barrels per day, but the impact of these cuts on the market price for oil and natural gas remains uncertain. Oil prices have fallen further in recent weeks in light of widespread reduced demand as a result of COVID-19 as well as oversupply of oil and significant storage constraints.

If oil and gas prices remain at current levels or continue to decline, our customers may reduce their exploration, development and production activities and demand lower rates for our services or delay, modify, or terminate their use of our services. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example several leading international and national oil companies have announced their intention to reduce capital expenditures in 2020, and most of our customers have reduced their capital expenditures budget. Even in an environment of stronger oil and gas prices, reduced completion rates of new oil and gas production in our market areas as a result of decreased capital spending may have a negative long-term impact on our business to the extent the reduced number of wells for us to service more than offsets increasing completion activity and intensity. Any of these conditions or events could adversely affect our operating results. If a recovery does not materialize and our customers fail to increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	the severity and duration of world health events, including the recent COVID-19 outbreak, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges resulting from limited worksite access, remote work arrangements, performance of contracts and supply chain disruption;
●	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 outbreak;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, could adversely affect our business, results of operations and financial condition.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 outbreak and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees and (vi) reductions, delays or cancellations of planned operations by our customers. Additionally, these disruptions could negatively impact our financial results. For example, in response to COVID-19, we have temporarily closed our corporate offices and restricted all non-critical personnel to work remotely, reduced headcount and employee salaries both temporarily and permanently, closed certain yard locations, reduced third party expenses, streamlined operations, reduced capital expenditures and recorded impairment expenses.

Further, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the global economy, reduced global oil demand, disrupted global supply chains and created significant volatility and disruption of financial and commodities markets, which could lead to our customers curtailing existing production due to lack of downstream demand or storage capacity as well as reducing or eliminating the number of wells completed in the near to medium term.

The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition, and we have begun to experience the negative impacts of such disruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 849,711 shares purchased in the open market pursuant to a repurchase plan, and 129,680 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
January 1, 2020 to January 31, 2020	486,366	$7.64
February 1, 2020 to February 29, 2020	351,710	$7.06
March 1, 2020 to March 31, 2020	141,315	$3.10
Total	979,391	$6.78

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

10.1

Global Amendment to Performance Share Unit Grant Notices and Agreements (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed January 24, 2020).

*10.2	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted Free Cash Flow – under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*10.3	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 6, 2020	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer