Form 10-Q
period 2020-06-30
Select Energy Services, Inc.
filed 2020-08-05
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the registrant had 86,883,049 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic, which has caused a sharp decline in economic activity in the United States and around the world, resulting in lower demand for oil and gas, oversupply and therefore lower oil and gas prices, to which our exploration and production (“E&P”) customers have responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had and will likely continue to have a negative impact on our financial results;
●	the current significant surplus in the supply of oil and actions by the members of the Organization of the Petroleum Exporting Countries and other allied producing countries, (“OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	demand for our services;
●	our customers’ ability to complete and produce new wells;
●	potential shut-ins of production by producers due to lack of downstream demand or storage capacity;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, taxation or emissions, drilling on federal lands and various other environmental matters;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	our ability to retain key management and employees;
●	our ability to hire and retain skilled labor;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and Northern Delaware formation of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to bring their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	the ability to source certain raw materials globally from economically advantaged sources;
●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors” in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$166,407	$79,268
Accounts receivable trade, net of allowance for credit losses of $9,474 and $5,773, respectively	105,465	267,628
Accounts receivable, related parties	1,649	4,677
Inventories	38,186	37,542
Prepaid expenses and other current assets	22,790	26,486
Total current assets	334,497	415,601
Property and equipment	930,308	1,015,379
Accumulated depreciation	(537,323)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	392,985	453,278
Right-of-use assets, net	59,431	70,635
Goodwill	—	266,934
Other intangible assets, net	121,761	136,952
Other assets, net	2,640	4,220
Total assets	$911,314	$1,347,620
Liabilities and Equity
Current liabilities
Accounts payable	$11,151	$35,686
Accrued accounts payable	13,248	47,547
Accounts payable and accrued expenses, related parties	240	2,789
Accrued salaries and benefits	10,624	20,079
Accrued insurance	10,379	8,843
Sales tax payable	1,014	2,119
Accrued expenses and other current liabilities	12,957	15,375
Current operating lease liabilities	14,746	19,315
Current portion of finance lease obligations	297	128
Total current liabilities	74,656	151,881
Long-term operating lease liabilities	65,928	72,143
Other long-term liabilities	11,093	10,784
Total liabilities	151,677	234,808
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 86,883,049 shares issued and outstanding as of June 30, 2020; 350,000,000 shares authorized and 87,893,525 shares issued and outstanding as of December 31, 2019	869	879
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2020; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2019	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	906,164	914,699
Accumulated (deficit) retained earnings	(268,723)	21,437
Total stockholders’ equity	638,472	937,177
Noncontrolling interests	121,165	175,635
Total equity	759,637	1,112,812
Total liabilities and equity	$911,314	$1,347,620

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Water Services	$55,807	$202,011	$205,318	$422,606
Water Infrastructure	15,300	51,710	73,062	105,326
Oilfield Chemicals	21,132	63,001	92,144	129,830
Other	—	7,165	—	28,771
Total revenue	92,239	323,887	370,524	686,533
Costs of revenue
Water Services	54,014	155,151	183,128	318,272
Water Infrastructure	13,871	38,456	61,684	79,886
Oilfield Chemicals	22,562	54,051	82,438	113,578
Other	3	7,447	7	28,500
Depreciation and amortization	25,508	28,843	51,690	60,361
Total costs of revenue	115,958	283,948	378,947	600,597
Gross (loss) profit	(23,719)	39,939	(8,423)	85,936
Operating expenses
Selling, general and administrative	17,658	27,297	42,947	59,673
Depreciation and amortization	834	906	1,519	1,906
Impairment of goodwill and trademark	—	—	276,016	4,396
Impairment and abandonment of property and equipment	4,726	374	7,910	893
Lease abandonment costs	868	183	1,821	1,256
Total operating expenses	24,086	28,760	330,213	68,124
(Loss) income from operations	(47,805)	11,179	(338,636)	17,812
Other expense
Losses on sales of property and equipment and divestitures, net	(2,183)	(1,709)	(2,618)	(6,200)
Interest expense, net	(513)	(839)	(844)	(1,932)
Foreign currency gain (loss), net	27	67	(19)	327
Other (expense) income, net	(2,700)	(59)	(2,441)	210
(Loss) income before income tax benefit (expense)	(53,174)	8,639	(344,558)	10,217
Income tax benefit (expense)	130	(571)	294	(749)
Net (loss) income	(53,044)	8,068	(344,264)	9,468
Less: net loss (income) attributable to noncontrolling interests	8,746	(1,868)	54,104	(2,133)
Net (loss) income attributable to Select Energy Services, Inc.	$(44,298)	$6,200	$(290,160)	$7,335

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Basic	$(0.52)	$0.08	$(3.39)	$0.09
Class B—Basic	$—	$—	$—	$—

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Diluted	$(0.52)	$0.08	$(3.39)	$0.09
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(53,044)	$8,068	$(344,264)	$9,468
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax of $0	—	(66)	—	(12)
Net change in unrealized gain	—	(66)	—	(12)
Comprehensive (loss) income	(53,044)	8,002	(344,264)	9,456
Less: comprehensive loss (income) attributable to noncontrolling interests	8,746	(1,853)	54,104	(2,130)
Comprehensive (loss) income attributable to Select Energy Services, Inc.	$(44,298)	$6,149	$(290,160)	$7,326

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2020 and 2019

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Accumulated	Accumulated
		Class A		Class B	Additional	(Deficit)	Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812
ESPP shares issued	7,640	—	—	—	48	—	—	48	(4)	44
Equity-based compensation	—	—	—	—	1,530	—	—	1,530	286	1,816
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	—	1	(1)	—
Repurchase of common stock	(2,155,901)	(22)	—	—	(12,021)	—	—	(12,043)	1,405	(10,638)
Restricted shares forfeited	(340,328)	(3)	—	—	(508)	—	—	(511)	511	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	(133)	(133)
NCI income tax adjustment	—	—	—	—	8	—	—	8	(8)	—
Net loss	—	—	—	—	—	(290,160)	—	(290,160)	(54,104)	(344,264)
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$—	$638,472	$121,165	$759,637

	Class A		Class B
	Stockholders		Stockholders				Accumulated
		Class A		Class B	Additional		Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	26,026,843	$260	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
ESPP shares issued	5,667	—	—	—	58	—	—	58	(2)	56
Equity-based compensation	—	—	—	—	6,271	—	—	6,271	2,037	8,308
Issuance of restricted shares	1,373,930	14	—	—	3,549	—	—	3,563	(3,563)	—
Exercise of restricted stock units	1,250	—	—	—	4	—	—	4	(4)	—
Repurchase of common stock	(152,502)	(2)	—	—	(1,539)	—	—	(1,541)	25	(1,516)
Restricted shares forfeited	(8,822)	—	—	—	(23)	—	—	(23)	23	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(225)	(225)
NCI income tax adjustment	—	—	—	—	49	—	—	49	(49)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(12)	(12)	(4)	(16)
Net income	—	—	—	—	—	7,335	—	7,335	2,133	9,468
Balance as of June 30, 2019	80,176,078	$802	26,026,843	$260	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2020 and 2019

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Accumulated	Accumulated
		Class A		Class B	Additional	(Deficit)	Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Total
Balance as of March 31, 2020	87,991,839	$880	16,221,101	$162	$909,812	$(224,425)	$—	$686,429	$129,128	$815,557
ESPP shares issued	3,197	—	—	—	18	—	—	18	(1)	17
Equity-based compensation	—	—	—	—	1,047	—	—	1,047	195	1,242
Issuance of restricted shares	205,782	2	—	—	249	—	—	251	(251)	—
Repurchase of common stock	(1,176,510)	(12)	—	—	(4,792)	—	—	(4,804)	802	(4,002)
Restricted shares forfeited	(141,259)	(1)	—	—	(170)	—	—	(171)	171	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	—	—	(44,298)	—	(44,298)	(8,746)	(53,044)
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$—	$638,472	$121,165	$759,637

	Class A		Class B
	Stockholders		Stockholders				Accumulated
		Class A		Class B	Additional		Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total
Balance as of March 31, 2019	79,998,292	$800	26,026,843	$260	$818,556	$19,788	$(314)	$839,090	$276,023	$1,115,113
ESPP shares issued	2,857	—	—	—	29	—	—	29	—	29
Equity-based compensation	—	—	—	—	3,117	—	—	3,117	1,012	4,129
Issuance of restricted shares	204,153	3	—	—	524	—	—	527	(527)	—
Exercise of restricted stock units	625	—	—	—	2	—	—	2	(2)	—
Repurchase of common stock	(26,716)	(1)	—	—	(295)	—	—	(296)	(4)	(300)
Restricted shares forfeited	(3,133)	—	—	—	(8)	—	—	(8)	8	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(104)	(104)
NCI income tax adjustment	—	—	—	—	43	—	—	43	(43)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)	(21)	(87)
Net income	—	—	—	—	—	6,200	—	6,200	1,868	8,068
Balance as of June 30, 2019	80,176,078	$802	26,026,843	$260	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(344,264)	$9,468
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	53,209	62,267
Net loss on disposal of property and equipment	2,207	2,794
Bad debt expense	4,810	1,312
Amortization of debt issuance costs	344	344
Inventory write-downs	566	209
Equity-based compensation	1,816	8,308
Impairment of goodwill and trademark	276,016	4,396
Impairment and abandonment of property and equipment	7,910	893
Loss on divestitures	411	3,406
Other operating items, net	404	(178)
Changes in operating assets and liabilities
Accounts receivable	160,204	3,346
Prepaid expenses and other assets	3,276	1,245
Accounts payable and accrued liabilities	(64,176)	(23,075)
Net cash provided by operating activities	102,733	74,735
Cash flows from investing activities
Working capital settlement	—	691
Proceeds received from divestitures	197	25,259
Purchase of property and equipment	(16,461)	(57,513)
Proceeds received from sales of property and equipment	11,015	10,507
Net cash used in investing activities	(5,249)	(21,056)
Cash flows from financing activities
Borrowings from revolving line of credit	—	5,000
Payments on long-term debt	—	(50,000)
Payments of finance lease obligations	(121)	(549)
Proceeds from share issuance	44	56
Contributions from (distributions to) noncontrolling interests	383	(225)
Repurchase of common stock	(10,638)	(1,516)
Net cash used in financing activities	(10,332)	(47,234)
Effect of exchange rate changes on cash	(13)	136
Net increase in cash and cash equivalents	87,139	6,581
Cash and cash equivalents, beginning of period	79,268	17,237
Cash and cash equivalents, end of period	$166,407	$23,818
Supplemental cash flow disclosure:
Cash paid for interest	$760	$2,024
Cash paid for income taxes, net	$544	$204
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,422	$15,208
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$367	$—

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

Select 144A Offering and Initial Public Offering. On December 20, 2016, Select Inc. completed a private placement (the “Select 144A Offering”) of 16,100,000 shares of Select Inc. Class A-1 common stock, par value $0.01 per share, which were converted into shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”) following the Company’s initial public offering (“IPO”). SES Holdings issued 16,100,000 SES Holdings LLC Units to Select Inc., and Select Inc. became the sole managing member of SES Holdings. Select Inc. issued 38,462,541 shares of its Class B common stock, par value $0.01 per share (“Class B Common Stock”), to the other member of SES Holdings, SES Legacy Holdings, LLC (“Legacy Owner Holdco”) or one share for each SES Holdings LLC Unit held by Legacy Owner Holdco. On April 26, 2017, the Company completed its IPO of 8,700,000 shares of Class A Common Stock. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters, subject to certain exceptions in the Company’s amended and restated certificate of incorporation. Holders of Class B Common Stock have voting rights only and are not entitled to an economic interest in Select Inc. based on their ownership of Class B Common Stock.

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

Exchange rights: Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), Legacy Owner Holdco and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A Common Stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A Common Stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A Common Stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B Common Stock will be cancelled. During the year ended December 31, 2019, a total of 9,805,742 SES Holdings LLC Units were exchanged for 9,805,742 shares of Class A

Common Stock, and 9,805,742 shares of Class B Common Stock were cancelled. There were no exchanges during the Current Period (as defined below).

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

This Quarterly Report relates to the three and six months ended June 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on February 25, 2020 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year, in part due to the COVID-19 outbreak.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of June 30, 2020, the Company had one cost-method investment. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

The Oilfield Chemicals segment develops, manufactures and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, and well completion and production services, including polymer slurries, crosslinkers, friction reducers, biocides, dry and liquid scale inhibitors, corrosion inhibitors, buffers, breakers and other chemical technologies. This segment also provides chemicals needed by our customers to increase oil and gas production and lower production costs over the life of a well. Given the breadth of chemicals and application expertise we provide, our Oilfield Chemicals customers are primarily pressure pumpers, but also include major integrated and independent oil and gas producers.

The results of service lines divested during 2019, including the operations of our Affirm Oilfield Services, LLC subsidiary (“Affirm”), our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2019, included in the 2019 Form 10-K.

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

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt has been incurred where a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The following table presents the changes to the allowance for the Current Period:

Six months ended June 30, 2020
(in thousands)
Balance at beginning of period	$5,773
Increase to allowance based on a percent of Current Period revenue	741
Adjustment based on aged receivable analysis	4,069
Charge-offs	(1,109)
Balance at June 30, 2020	$9,474

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2020
(in thousands)
Balance at beginning of period	$1,527
Accretion expense, included in depreciation and amortization expense	62
Disposals	(219)
Payments	(101)
Balance at June 30, 2020	$1,269

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Lessor Income: As of June 30, 2020, the Company had three facility leases and 12 facility subleases that are accounted for as follows:

		Three Months Ended June 30,		Six months ended June 30,
		2020	2019	2020	2019

		(in thousands)		(in thousands)
Category	Classification
Lessor income	Cost of sales	$96	$69	$212	$180
Sublease income	Lease abandonment costs and Cost of sales	335	390	736	762

The Company also generates short-term equipment rental revenue. See Note 5—Revenue for a discussion of revenue recognition for the accommodations and rentals business.

Operating leases: Primarily due to future uncertainty stemming from the COVID-19 outbreak, certain renewal options were no longer considered reasonably certain of being exercised as of June 30, 2020. This caused a reduction of approximately $5.7 million in right of use assets and lease liabilities on the consolidated balance sheets during the Current Quarter. The Company has successfully negotiated certain lease payment deferrals as well as lease payment reductions that are being accounted for as modifications, with no impact to straight-line lease expense from lease payment deferrals and a reduction in straight-line rent expense from lease payment reductions.

Defined Contribution Plan: During the Current Period, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) Plan and incurred no match expense in the Current Period. The Company incurred $1.2 million and $2.5 million of match expense in the Prior Quarter and Prior Period, respectively.

Payroll Tax Deferral: In the Current Quarter, the Company began taking advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $2.2 million of payroll taxes as of June 30, 2020. The deferral is included in other long-term liabilities on the accompanying consolidated balance sheets. The amounts being deferred during 2020, must be repaid half by December 31, 2021 and half by December 31, 2022.

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

NOTE 3—IMPAIRMENTS AND OTHER COSTS

Significant challenges that emerged during the Current Period and that are expected to continue have had and will continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused a worldwide slowdown in economic activity, resulting in a sharp decline in global oil demand and therefore, lower oil and natural gas prices. Global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained. In response to lower oil and gas prices, our E&P customers have cut capital spending, resulting in a sharp drop in the number of wells drilled and completed in all of our markets. Reduced demand for our services has had a material, negative impact on our Current Quarter and Current Period financial results. While oil prices have recovered from the recent lows, given the continued uncertainty around the COVID-19 pandemic and the associated impact on oil demand, we are unable to predict if, when, and by how much the demand for our services and therefore our financial performance will improve.

Because the magnitude and duration of the COVID-19 pandemic is unknown, we cannot forecast with reasonable certainty its impact on our business, financial condition or near or longer-term financial or operational results. However, we currently expect that our 2020 net income will be negative. During the Current Period, we have taken actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, idling facilities, closing yard locations, reducing third party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to COVID-19.

As a result of the downturn in our business, we recorded impairment expenses in the first quarter of 2020 related to goodwill, property and equipment and other intangible assets and recorded additional impairment expense related to the abandonment of property and equipment in the Current Quarter. There is no assurance that we will not have additional impairments in subsequent quarters.

A summary of impairment, severance, yard closure and lease abandonment costs for the Current Quarter, Prior Quarter, Current Period and Prior Period were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)

Impairment of goodwill and trademark
Water Services	$—	$—	$186,468	$—
Water Infrastructure	—	—	80,466	—
Oilfield Chemicals	—	—	9,082	—
Other	—	—	—	4,396
Total impairment of goodwill and trademark	$—	$—	$276,016	$4,396

For a discussion of the impairments to goodwill and trademark, See Note 8—Goodwill and Other Intangible Assets.

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)

Impairment and abandonment of property and equipment
Water Services	$1,396	$—	$3,894	$—
Water Infrastructure	3,330	—	4,016	—
Other	—	374	—	893
Total impairment and abandonment of property and equipment	$4,726	$374	$7,910	$893

During the Current Quarter and Current Period, the Company recorded an impairment of $4.7 million and $7.9 million, respectively, related to certain equipment that was determined to be obsolete. During the Prior Quarter and Prior Period, the Company recorded an impairment of $0.4 million and $0.9 million, respectively, of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds at that time.

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)

Severance
Water Services	$2,746	$—	$4,569	$—
Water Infrastructure	212	—	500	—
Oilfield Chemicals	693	—	813	—
Other	15	—	1,286	1,680
Total severance expense	$3,666	$—	$7,168	$1,680

Yard closure costs
Water Services	$695	$—	$2,645	$—
Oilfield Chemicals	316	—	316	—
Total yard closure costs	$1,011	$—	$2,961	$—

Lease abandonment costs
Water Services	$848	$218	$1,783	$447
Water Infrastructure	—	—	51	—
Oilfield Chemicals	42	7	42	7
Other	(22)	(42)	(55)	802
Total lease abandonment costs	$868	$183	$1,821	$1,256

During the Current Quarter, the Company recorded exit-disposal costs including $3.7 million of severance costs, $1.0 million in accrued yard closure costs recognized within costs of revenue on the accompanying consolidated statements of operations, and $0.9 million of lease abandonment costs. Severance costs of $2.2 million and $1.5 million are recognized within costs of revenue and selling, general and administrative expenses, respectively, on the accompanying consolidated statements of operations. During the Prior Quarter, the Company recorded $0.2 million of exit-disposal costs related to accretion of expenses for previously abandoned facilities.

During the Current Period, the Company recorded exit-disposal costs including $7.2 million of severance costs, with $1.8 million of accrued severance at June 30, 2020, $3.0 million in accrued yard closure costs recognized within costs of revenue on the accompanying consolidated statements of operations, and $1.8 million of lease abandonment costs. Severance costs of $4.0 million and $3.2 million are recognized within costs of revenue and selling, general and administrative expenses, respectively, on the accompanying consolidated statements of operations. During the Prior Period, the Company recorded exit-disposal costs including $1.7 million of severance recognized within selling, general and administrative expenses on the accompanying consolidated statements of operations, and $1.3 million of lease abandonment costs, both of which primarily related to the Company’s divested service lines.

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

The following factors are applicable to all three of the Company’s segments for the first six months of 2020 and 2019, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of June 30, 2020, the Company had five contracts in place for these segments lasting over a year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect.

Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no in-process customer agreements for this segment as of June 30, 2020, lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2020, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Geographic Region
Permian Basin	$36,638	$148,118	$174,636	$310,783
Eagle Ford	10,672	41,033	46,336	79,759
Haynesville/E. Texas	14,708	18,314	33,723	35,596
Marcellus/Utica	13,251	28,292	33,090	58,451
MidCon	7,825	48,515	32,698	106,978
Rockies	6,927	21,494	25,796	43,936
Bakken	2,542	20,361	25,102	46,143
All other/eliminations	(324)	(2,240)	(857)	4,887
Total	$92,239	$323,887	$370,524	$686,533

In the Water Services segment, the top three revenue producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 69%, 72%, 73% and 72% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top two revenue producing regions are the Permian Basin and Bakken, which collectively comprised 82%, 81%, 86% and 82% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top three revenue producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 89%, 87%, 83% and 87% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$17,963	$12,365
Finished goods	20,223	24,724
Materials and supplies	—	453
	$38,186	$37,542

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for $0.5 million, $0.1 million, $0.6 million, and $0.2 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.4 million and $4.1 million as of June 30, 2020 and December 31, 2019, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(in thousands)
Land	$14,213	$16,030
Buildings and leasehold improvements	91,950	97,426
Vehicles and equipment	38,390	53,819
Vehicles and equipment - finance lease	1,031	1,291
Machinery and equipment	631,501	659,835
Machinery and equipment - finance lease	612	162
Pipelines	72,111	69,327
Computer equipment and software	6,753	8,051
Computer equipment and software - finance lease	356	356
Office furniture and equipment	1,027	1,157
Disposal wells	51,162	64,149
Other	—	497
Construction in progress	21,202	43,279
	930,308	1,015,379
Less accumulated depreciation(1)	(537,323)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	$392,985	$453,278
(1)	Includes $1.5 million and $1.6 million of accumulated depreciation related to finance leases as of June 30, 2020 and December 31, 2019, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 8 is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Category
Depreciation expense from property and equipment	$23,286	$26,228	$47,271	$55,535
Amortization expense from finance leases	39	523	116	737
Amortization expense from intangible assets	2,986	2,969	5,979	5,938
Accretion expense from asset retirement obligations	31	29	(157)	57
Total depreciation and amortization	$26,342	$29,749	$53,209	$62,267

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 3 for impairment and abandonment of property and equipment during the Current Quarter and Prior Quarter.

During the Current Period, the Company sold the remaining Canadian assets that were previously designated as held for sale at a loss of $0.1 million recognized within losses on sales of property, equipment and divestitures, net on the accompanying consolidated statements of operations.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12). During the first quarter of 2020, the Company had triggering events in connection with the resulting significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes with increasing oil supply as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. As a result, the Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments. The changes in the carrying amounts of goodwill by reportable segment as of June 30, 2020 and December 31, 2019 are as follows:

	Water	Water
	Services	Infrastructure	Total

Balance as of December 31, 2019	186,468	80,466	266,934
Impairment	(186,468)	(80,466)	(266,934)
Balance as of June 30, 2020	$—	$—	$—

The components of other intangible assets, net as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020				As of December 31, 2019
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Impairment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$116,554	$—	$(24,768)	$91,786	$116,554	$(20,233)	$96,321
Patents	9,741	—	(2,679)	7,062	10,110	(2,420)	7,690
Other	7,234	—	(5,712)	1,522	7,234	(4,766)	2,468
Total definite-lived	133,529	—	(33,159)	100,370	133,898	(27,419)	106,479
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	23,442	(9,082)	—	14,360	23,442	—	23,442
Total indefinite-lived	30,473	(9,082)	—	21,391	30,473	—	30,473

Total other intangible assets, net	$164,002	$(9,082)	$(33,159)	$121,761	$164,371	$(27,419)	$136,952

Due to the triggering events discussed above, the Company tested all intangible assets for impairment during the first quarter of 2020. This resulted in $9.1 million of impairment to trademarks using the relief from royalty method, which was recorded in the Oilfield Chemicals segment.

The weighted average amortization period for customer relationships, patents, and other definite lived assets was 10.2 years, 7.3 years, and 2.3 years, respectively, as of June 30, 2020. See Note 7 for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2020	$5,681
Year ending December 31, 2021	10,466
Year ending December 31, 2022	10,252
Year ending December 31, 2023	10,180
Year ending December 31, 2024	10,111
Thereafter	53,680
Total	$100,370

NOTE 9—DEBT

Credit facility and revolving line of credit

On November 1, 2017, SES Holdings and Select Energy Services, LLC (“Select LLC”) entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement also has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, the Company has the option to increase the maximum amount under the Credit Agreement by $150.0 million during the first three years following the closing. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the earlier termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

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

The Company had no borrowings outstanding under the Credit Agreement as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the borrowing base under the Credit Agreement was $111.1 million and $214.6 million, respectively. The significant reduction in our borrowing base since December 31, 2019 was primarily driven by the meaningful reductions during the Current Quarter in our accounts receivable, which represent the primary collateral for the borrowing base. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million and $19.9 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $95.5 million as of June 30, 2020.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2020 and December 31, 2019 were $1.6 million and $2.0 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.3 million and $0.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period.

The Company was in compliance with all debt covenants as of June 30, 2020.

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

As previously disclosed, certain subsidiaries acquired in the Rockwater merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter, and while at this time no administrative, civil or criminal charges have been brought against the Company, the Company has accrued $4.3 million related to the settlement of this investigation. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s financial statements.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters, and effective June 1, 2020, health insurance. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

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

On July 18, 2017, the Company’s board of directors approved the First Amendment to the 2016 Plan (the “ First Equity Plan Amendment”), which clarified the treatment of substitute awards under the 2016 Plan (including substitute awards that may be granted in connection with the Rockwater merger which occurred on November 1, 2017) and allowed for the assumption by the Company of shares eligible under any pre-existing stockholder-approved plan of an entity acquired by the Company or its affiliate (including the Rockwater Energy Solutions Inc. Amended and Restated 2017 Long Term Incentive Plan (the “Rockwater Equity Plan”)), in each case subject to the listing rules of the stock exchange on which the Company’s Class A Common Stock is listed. The effectiveness of the First Equity Plan Amendment was subject to approval by the Company's stockholders and the consummation of the transactions contemplated by the Merger Agreement for the Rockwater merger. Stockholders holding a majority of the Company’s outstanding common stock approved the First Equity Plan Amendment on July 18, 2017, and such amendment became effective on November 1, 2017 upon the consummation of the Rockwater merger.

On February 28, 2020, the Company’s board of directors approved the Second Amendment to the 2016 Plan (the “Second Equity Plan Amendment”), which increases the number of shares of the Company’s Class A Common Stock that may be issued under the 2016 Plan by 4,000,000 shares. The effectiveness of the Second Equity Plan Amendment was subject to approval by the Company's stockholders. Stockholders holding a majority of the Company’s outstanding common stock approved the Second Equity Plan Amendment on May 8, 2020, and such amendment became immediately effective.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan, taking into account the Second Equity Plan Amendment, is approximately 13.3 million shares. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years. No stock options were granted in 2019 or in the Current Period.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2020
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,797,319	$15.95	4.2	$509
Forfeited	(22,437)	18.28
Expired	(231,943)	14.27
Ending balance, outstanding	3,542,939	$16.05	3.3	$—
Ending balance, exercisable	3,539,564	$15.22	3.3	$—
Nonvested at June 30, 2020	3,375	$22.22

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $4.90 and $9.28 as of June 30, 2020 and December 31, 2019, respectively.

The Company recognized a nominal amount, $1.0 million, $0.2 million and $2.3 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2020, there was a nominal amount of unrecognized equity-based compensation expense remaining related to nonvested stock options.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units issued was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.9 million, $2.2 million, $3.8 million and $4.0 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2020, there was $11.4 million of unrecognized compensation expense with a weighted-average remaining life of 1.6 years related to unvested restricted stock awards and restricted stock units.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2020
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2019	1,518,193	$10.08
Granted	1,477,488	5.80
Vested	(561,682)	11.92
Forfeited	(340,328)	7.55
Nonvested at June 30, 2020	2,093,671	$6.98

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2020
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2019	1,250	$19.00
Vested	(625)	20.00
Forfeited	(625)	18.00
Nonvested at June 30, 2020	—	$—

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

The target PSUs that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but only if the Company’s Average Return on Assets is equal to or greater than 5% during the performance period:

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

The fair value on the date the PSUs were issued during 2020, 2019 and 2018 was $4.4 million, $7.0 million and $5.9 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest, by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. During the Current Quarter, the Company revised the estimates for the PSUs granted in 2018 and 2019 and expected to vest to zero percent. The Company recognized a reduction to compensation expense of $0.7 million, compensation expense of $0.8 million, a reduction to compensation expense of $2.2 million and compensation expense of $1.7 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2020, the unrecognized compensation cost related to our unvested PSUs is estimated to be $3.3 million and is expected to be recognized over a weighted-average period of 1.8 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of June 30, 2020:

Performance Share Units
Nonvested as of December 31, 2019	1,014,990
Target shares granted	753,378
Target shares outstanding as of June 30, 2020	1,768,368

Stock-Settled Incentive Awards

Effective May 17, 2018, the Company approved grants of stock-settled incentive awards to certain key employees under the 2016 Plan that were subject to both market-based and service-based vesting provisions. These awards vested after a two-year service period and, if earned, settled in shares of Class A Common Stock. The ultimate amount earned was based on the achievement of the market metrics, which was based on the stock price of the Class A Common Stock at the vesting date, for which payout could range from 0% to 200%. Any award not earned on the vesting date was forfeited. The target amount that became earned during the performance period was determined in accordance with the following table:

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%

(1)	The stock price at vesting date equaled the greater of (i) the fair market value of a share of the Class A Common Stock on the vesting date, or (ii) the volume weighted average closing price of a share of the Class A Common Stock, as reported on the New York Stock Exchange, for the 30 trading days preceding the vesting date.

The target amount of stock-settled incentive awards granted was $3.9 million. However, the ultimate settlement of the awards was in shares of Class A Common Stock with a fair market value equal to the earned amount, which could have ranged from 0% to 200% of the target amount depending on the stock price at vesting date. The earned amount was 0% and no shares of Class A Common Stock were issued.

Compensation expense associated with the stock-settled incentive awards was recognized ratably over the corresponding requisite service period. The fair value of the stock-settled incentive awards was determined using a Monte Carlo option pricing model, similar to the Black-Scholes-Merton model, and adjusted for the specific characteristics of the awards. The key assumptions in the model included price, the expected volatility of our stock, risk-free interest rate based on U.S. Treasury yield curve, cross-correlations between us and our self-determined peer companies’ asset, equity and debt-to-equity volatility.

The Company recognized stock compensation expense related to stock-settled incentive awards of $0.1 million, $0.1 million, $0.1 million and $0.3 million in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The following table summarizes the information about the stock-settled incentive awards as of June 30, 2020:

		Award Value
	Value at Target	Being Recognized
Nonvested as of December 31, 2019	$2,937	$1,122
Forfeited during 2020	(410)	(157)
Awards earned and forfeited as market condition not satisfied as of vesting date	(2,527)	—
Cumulative expense recognized	$—	$965

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

The following table summarizes ESPP activity (in thousands, except shares):

For the six months ended
June 30, 2020
Cash received for shares issued	$42
Shares issued	7,640

Share Repurchases

During the Current Quarter and the Current Period, the Company repurchased 1,139,729 and 1,989,440 shares, respectively, of Class A Common Stock in the open market and repurchased 36,781 and 166,461 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $4.0 million and a decrease to Class A Common Stock of approximately $12,000. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $10.6 million and a decrease to Class A Common Stock of approximately $22,000. In the Prior Quarter, the Company repurchased zero shares in the open market and repurchased 26,716 shares in connection with employee minimum tax withholding requirements. In the Prior Period, the Company repurchased 82,092 shares in the open market and repurchased 70,410 shares in connection with employee minimum tax withholding requirements.

NOTE 12—FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to measure assets and liabilities in a business combination or assess impairment and abandonment of property and equipment, intangible assets and goodwill. Fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in an orderly transaction between market participants at the measurement date. Further, ASC 820, Fair Value Measurements, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and includes certain disclosure requirements. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2020 or the year ended December 31, 2019. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2020 and June 30, 2020:

		Fair Value
		Measurements Using			Carrying
	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

		(in thousands)

Six Months Ended June 30, 2020
Goodwill	March 31	$—	$—	$—	$266,934	$266,934
Trademark	March 31	—	—	14,360	23,442	9,082
Property and equipment	March 31	—	—	176	3,360	3,184
Property and equipment	June 30	—	—	—	4,726	4,726
(1)	Amount represents carrying value at the date of assessment.

See Note 3 – Impairments and Other Costs, for a discussion of the impairment to goodwill, trademark and property and equipment presented in the table above.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2020 and December 31, 2019, due to the short-term maturity of these instruments. The Company did not have any debt as of June 30, 2020 or December 31, 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $1.5 million. These purchases consisted of $1.4 million relating to the rental of certain equipment or other services used in operations and $0.1 million relating to purchases of property and equipment.

During the Prior Quarter, sales to related parties were $3.6 million and purchases from related-party vendors were $6.4 million. These purchases consisted of $5.6 million relating to the rental of certain equipment or other services used in operations, $0.4 million relating to purchases of property and equipment and $0.4 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $2.6 million and purchases from related-party vendors were $5.7 million. These purchases consisted of $5.1 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to purchases of property and equipment, $0.2 million relating to management, consulting and other services and $0.1 million related to inventory and consumables.

During the Prior Period, sales to related parties were $9.9 million and purchases from related-party vendors were $12.4 million. These purchases consisted of $9.5 million relating to the rental of certain equipment or other services used in operations, $1.9 million relating to purchases of property and equipment and $1.0 million relating to management, consulting and other services.

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

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Current income tax (benefit) expense	$(607)	$405	$(679)	$583
Deferred income tax expense	477	166	385	166
Total income tax (benefit) expense	$(130)	$571	$(294)	$749
Effective Tax Rate	0.2%	6.6%	0.1%	7.3%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.5 million during the Current Period, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,960	$2,674
Noncontrolling interests attributable to holders of Class B Common Stock	119,205	172,961
Total noncontrolling interests	$121,165	$175,635

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services, with the exception of a divestiture of a 50% owned joint venture that eliminated $0.1 million of noncontrolling interest. Additionally, during the Current Quarter and Prior Quarter, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC is as follows:

	For the six months ended June 30,
	2020	2019

	(in thousands)
Net (loss) income attributable to Select Energy Services, Inc.	$(290,160)	$7,335
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,911	3,540
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	1	4
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(1,405)	(25)
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	4	2
Change to equity from net (loss) income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(289,649)	$10,856

NOTE 16—(LOSS) EARNINGS PER SHARE

(Loss) earnings per share are based on the amount of (loss) income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 3,542,939, 2,972,967, 3,542,939 and 2,976,537 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted (loss) earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net (loss) income	$(53,044)			$8,068
Net loss (income) attributable to noncontrolling interests	8,746			(1,868)
Net (loss) income attributable to Select Energy Services, Inc. — basic	(44,298)	$(44,298)	$—	6,200	$6,200	$—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of restricted stock	—	—	—	9	9	—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	3	3	—
Net (loss) income attributable to Select Energy Services, Inc. — diluted	$(44,298)	$(44,298)	$—	$6,212	$6,212	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		84,937,043	16,221,101		78,544,502	26,026,843
Dilutive effect of restricted stock		—	—		471,542	—
Dilutive effect of stock options		—	—		150,889	—
Dilutive effect of ESPP		—	—		102	—
Weighted-average shares of common stock outstanding — diluted		84,937,043	16,221,101		79,167,035	26,026,843
(Loss) earnings per share:
Basic		$(0.52)	$—		$0.08	$—
Diluted		$(0.52)	$—		$0.08	$—

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net (loss) income	$(344,264)			$9,468
Net loss (income) attributable to noncontrolling interests	54,104			(2,133)
Net (loss) income attributable to Select Energy Services, Inc. — basic	(290,160)	$(290,160)	$—	7,335	$7,335	$—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of restricted stock	—	—	—	8	8	—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	2	2	—
Net (loss) income attributable to Select Energy Services, Inc. — diluted	$(290,160)	$(290,160)	$—	$7,345	$7,345	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,520,935	16,221,101		78,533,761	26,026,843
Dilutive effect of restricted stock		—	—		351,780	—
Dilutive effect of stock options		—	—		78,353	—
Dilutive effect of ESPP		—	—		195	—
Weighted-average shares of common stock outstanding — diluted		85,520,935	16,221,101		78,964,089	26,026,843
(Loss) earnings per share:
Basic		$(3.39)	$—		$0.09	$—
Diluted		$(3.39)	$—		$0.09	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$56,090	$(22,518)	$15,880	$(48)
Water Infrastructure	15,439	(11,037)	7,024	(205)
Oilfield Chemicals	21,174	(7,216)	2,604	1,614
Other	—	(38)	—	—
Eliminations	(464)	—	—	—
Loss from operations		(40,809)
Corporate	—	(6,996)	834	—
Interest expense, net	—	(513)	—	—
Other expense, net	—	(4,856)	—	—
	$92,239	$(53,174)	$26,342	$1,361

	For the three months ended June 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$202,997	$16,234	$21,024	$9,489
Water Infrastructure	51,719	3,202	6,072	11,542
Oilfield Chemicals	62,997	4,424	1,747	2,132
Other	9,403	673	—	3
Eliminations	(3,229)	—	—	—
Income from operations		24,533
Corporate	—	(13,354)	906	—
Interest expense, net	—	(839)	—	—
Other expense, net	—	(1,701)	—	—
	$323,887	$8,639	$29,749	$23,166

	For the six months ended June 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$206,242	$(218,418)	$33,036	$1,219
Water Infrastructure	73,323	(93,114)	14,052	2,363
Oilfield Chemicals	92,202	(10,112)	4,602	4,504
Other	—	(13)	—	325
Eliminations	(1,243)	—	—	—
Loss from operations		(321,657)
Corporate	—	(16,979)	1,519	—
Interest expense, net	—	(844)	—	—
Other expense, net	—	(5,078)	—	—
	$370,524	$(344,558)	$53,209	$8,411

	For the six months ended June 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$423,877	$39,894	$42,286	$22,615
Water Infrastructure	105,335	7,003	12,161	28,780
Oilfield Chemicals	130,116	6,437	4,200	3,352
Other	33,073	(5,850)	1,714	64
Eliminations	(5,868)	—	—	—
Income from operations		47,484
Corporate	—	(29,672)	1,906	—
Interest expense, net	—	(1,932)	—	—
Other expense, net	—	(5,663)	—	—
	$686,533	$10,217	$62,267	$54,811

Total assets by segment as of June 30, 2020 and December 31, 2019 is as follows:

	As of	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Water Services	$559,889	$831,123
Water Infrastructure	194,622	314,026
Oilfield Chemicals	149,727	192,224
Other	7,076	10,247
	$911,314	$1,347,620

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020 (our “2019 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2019 Form 10-K and under the heading “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and six months ended June 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively).

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

Recent Developments

Significant challenges that emerged during the Current Period and that are expected to continue have had and will continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused significant disruptions in global oil demand and impacted economic growth in the U.S. as well as internationally. In response, volatility in financial markets has also significantly increased, making it more difficult for companies to access capital at a reasonable cost. Additionally, the initial delay in production cuts from the Organization of the Petroleum Exporting Countries (“OPEC”), combined with the continued outbreak of COVID-19, contributed to a sharp drop in the price of oil with the average WTI price of $45.34 per barrel in the first quarter of 2020, declining further to an average of $27.96 per barrel in the Current Quarter. While an OPEC agreement to cut production was reached in April 2020, leading to some oil price recovery, oil demand has remained low relative to recent periods, and global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained. As a result of these market disruptions, oilfield activity has declined significantly, and our Current Quarter and Current Period results have been negatively impacted. While the activity levels of our customers and the demand for our services appear to have already reached their lowest points for the time being, we do not anticipate an immediate recovery to levels seen in the Prior Period, and can make no assurance that any recovery will continue into the future.

We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have, a material negative impact on our financial results, and such negative impact may continue well beyond the containment of the pandemic until economies, associated oil demand and resulting oilfield activity recovers. We cannot assure you that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, however, at this time we expect a net loss for 2020. We have taken further actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, closing yard locations, idling facilities, reducing third party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to COVID-19. In this environment, the duration of which remains uncertain, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce in the wake of COVID-19, we have taken steps to keep our people safe by supporting those affected, mandating that as many employees and contractors as possible work from home, and monitoring and consistently communicating with those who cannot do so and are required to be at a work location.

Based on our current cash position, lack of bank debt, available borrowing capacity and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months, prior to giving effect to any future financing that may occur.

During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) (Cushing) crude oil was $27.96 versus an average price of $59.88 for the Prior Quarter. The WTI price closed at $39.27 on June 30, 2020, which was nearly 40% higher than the average price for the Current Quarter, illustrating both a trajectory towards recovery as well as the significant volatility of the price of oil in the Current Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $1.71 versus an average of $2.56 for the Prior Quarter. The significant decline in oil and gas prices in the Current Quarter relative to the Prior Quarter, as well as the more recent oil pricing volatility driven by market dislocation, has been driven largely by decreased demand due to the COVID-19 pandemic, as well as increased utilization of existing storage capacity, which has resulted in many of our E&P customers being forced to shut-in production for some time period. Some of this shut-in production has since come back on line during the Current Quarter.

Additionally, both debt and equity capital markets do not appear favorably disposed towards raising new capital for the oil and gas industry at this time. In light of these factors, combined with the downward revisions made to many of our customers’ respective annual capital budgets and financial outlooks, we do not anticipate large incremental sums of capital entering the market to create higher demand for our services for the remainder of 2020, which will likely lead to decreased activity for us, relative to prior year levels. Additionally, this lack of available capital in the current market environment will make it challenging for distressed oil and gas companies to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry. While we see no immediate need for additional capital given our liquidity position, this difficulty in accessing capital markets may negatively impact some of our highly leveraged customers and competitors.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production life of wells over the long-term. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore, negatively impact the total revenue opportunity.

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

Regardless of these operational trends, the current environment is one of the most challenging in decades for the oilfield services industry due to the large and sudden decline in oil demand and consequent decline in oil prices. Many operators may prioritize decreasing their activity levels or pursuing near-term cost savings rather than long-term efficiencies, which could negatively impact the demand and pricing for our services. While we enjoy an advantaged position relative to many other oilfield services companies due to our cash position and absence of debt on the balance sheet at the end of the Current Quarter, our full year 2020 financial results are likely to be materially worse than those of recent years.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets and ongoing infrastructure development projects, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and salt water disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to maximize the effectiveness of and optimize the efficiencies of the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with hydraulic fracturing, provided through our Water Services and Water Infrastructure segments. The majority of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water

Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

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

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $46.6 million, $120.1 million, $148.1 million and $259.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the Current Period to reduce operating and equipment costs, as well as selling, general and administrative costs, to proactively manage these expenses as a percentage of revenue. We expect to continue realizing benefits in the coming quarter from these meaningful direct actions undertaken to reduce our labor and selling, general and administrative costs.

We incur significant equipment costs in connection with the operation of our business, including depreciation, repairs and maintenance, rental and leasing costs. We incurred equipment costs of $30.4 million, $61.6 million, $77.7 million and $127.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Due to current market conditions and the decreased demand for our equipment, we have taken significant direct action during the Current Quarter to reduce ongoing rental and leasing costs and will continue to evaluate further reductions to these costs in the coming quarters.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $4.2 million, $20.2 million, $22.2 million and $42.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $20.0 million, $66.0 million, $90.1 million and $136.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

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

Canadian Operations Divestitures

On March 19, 2019, we sold over half of our Canadian operations and on April 1, 2019, we sold and wound down the rest of the Canadian operations. Canadian operations accounted for $8.2 million of annual revenue during 2019. Following the divestitures, the divested Canadian operations were not included in the consolidated results of operations.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$55,807	$202,011	$(146,204)	(72.4)%
Water Infrastructure	15,300	51,710	(36,410)	(70.4)%
Oilfield Chemicals	21,132	63,001	(41,869)	(66.5)%
Other	—	7,165	(7,165)	(100.0)%
Total revenue	92,239	323,887	(231,648)	(71.5)%

Costs of revenue
Water Services	54,014	155,151	(101,137)	(65.2)%
Water Infrastructure	13,871	38,456	(24,585)	(63.9)%
Oilfield Chemicals	22,562	54,051	(31,489)	(58.3)%
Other	3	7,447	(7,444)	(100.0)%
Depreciation and amortization	25,508	28,843	(3,335)	(11.6)%
Total costs of revenue	115,958	283,948	(167,990)	(59.2)%
Gross (loss) profit	(23,719)	39,939	(63,658)	(159.4)%

Operating expenses
Selling, general and administrative	17,658	27,297	(9,639)	(35.3)%
Depreciation and amortization	834	906	(72)	(7.9)%
Impairment and abandonment of property and equipment	4,726	374	4,352	NM
Lease abandonment costs	868	183	685	NM
Total operating expenses	24,086	28,760	(4,674)	(16.3)%
(Loss) income from operations	(47,805)	11,179	(58,984)	NM

Other expense
Losses on sales of property and equipment and divestitures, net	(2,183)	(1,709)	(474)	27.7%
Interest expense, net	(513)	(839)	326	(38.9)%
Foreign currency gain, net	27	67	(40)	(59.7)%
Other expense, net	(2,700)	(59)	(2,641)	NM
(Loss) income before income tax benefit (expense)	(53,174)	8,639	(61,813)	NM
Income tax benefit (expense)	130	(571)	701	NM
Net (loss) income	$(53,044)	$8,068	$(61,112)	NM

Revenue

Our revenue decreased $231.6 million, or 71.5%, to $92.2 million for the Current Quarter compared to $323.9 million for the Prior Quarter. The decrease was driven by a $146.2 million decline in Water Services revenue, a $36.4 million decline in Water Infrastructure revenue, and a $41.9 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services. Also impacting the decline was $7.2 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019. For the Current Quarter, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 60.5%, 16.6%, 22.9% and 0.0% of our total revenue, respectively, compared to 62.4%, 16.0%, 19.4%, and 2.2%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $146.2 million, or 72.4%, to $55.8 million for the Current Quarter compared to $202.0 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $36.4 million, or 70.4%, to $15.3 million for the Current Quarter compared to $51.7 million for the Prior Quarter, primarily due to reduced drilling and completions activity resulting from lower oil prices and the COVID-19 pandemic.

Oilfield Chemicals. Revenue decreased $41.9 million, or 66.5%, to $21.1 million for the Current Quarter compared to $63.0 million for the Prior Quarter, primarily due to reduced drilling and completions activity resulting from lower oil prices and the COVID-19 pandemic, partially offset by incremental revenue from the WCS acquisition.

Other. There was no Other revenue for the Current Quarter compared to $7.2 million in the Prior Quarter as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $168.0 million, or 59.2%, to $116.0 million for the Current Quarter compared to $283.9 million for the Prior Quarter. The decrease was primarily due to a $101.1 million decline in Water Services costs, a $24.6 million decline in Water Infrastructure costs, and a $31.5 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also contributing to the decline was $7.4 million in lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Further, depreciation and amortization expense decreased by $3.3 million, primarily due to lower capital expenditures in the Current Period.

Water Services. Cost of revenue decreased $101.1 million, or 65.2%, to $54.0 million for the Current Quarter compared to $155.2 million for the Prior Quarter. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the Current Quarter. Costs as a percent of revenue increased from 76.8% to 96.8% due to significant reductions in revenue generating activity we could not fully offset with cost reductions as well as yard closure costs in connection with our efforts to reduce and consolidate operational yards. Additionally, in conjunction with certain cost savings measures implemented during the Current Quarter in response to current market conditions, costs of revenue were impacted during the Current Quarter by certain one-time costs totaling $2.1 million, including severance and yard closure costs.

Water Infrastructure. Cost of revenue decreased $24.6 million, or 63.9%, to $13.9 million for the Current Quarter compared to $38.5 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 74.4% to 90.7% primarily due to significant reductions in revenue generating activity we could not fully offset with cost reductions. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Quarter in response to current market conditions, costs of revenue were impacted during the Current Quarter by certain one-time costs totaling $0.2 million, including severance and yard closure costs.

Oilfield Chemicals. Costs of revenue decreased $31.5 million, or 58.3%, to $22.6 million for the Current Quarter compared to $54.1 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 85.8% to 106.8% primarily due to significant reductions in revenue generating activity we could not fully offset with cost reductions. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Quarter in response to current market conditions, costs of revenue were impacted during the Current Quarter by inventory adjustments and reserve additions of $0.6 million, non-recurring severance costs of $0.5 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland.

Other. Other costs were nominal for the Current Quarter compared to $7.4 million in the Prior Quarter, primarily due to the divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.3 million, or 11.6%, to $25.5 million for the Current Quarter compared to $28.8 million for the Prior Quarter, primarily due to a significant reduction in capital expenditures during the Current Period.

Gross (Loss) Profit

Gross profit decreased by $63.7 million, or 159.4%, to a gross loss of $23.7 million for the Current Quarter compared to a gross profit of $39.9 million for the Prior Quarter primarily due to a $45.1 million decrease in Water Services gross profit stemming from lower revenue, a $11.8 million decrease to Water Infrastructure gross profit due to lower revenue and a $10.4 million decrease to Oilfield Chemicals gross profit due to lower revenue. This was partially offset by a $3.3 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (25.7%) and 12.3% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.6 million, or 35.3%, to $17.7 million for the Current Quarter compared to $27.3 million for the Prior Quarter. The decrease was primarily due to reductions of $2.9 million in equity-based compensation costs, $2.4 million in incentive compensation costs, $1.3 million in travel, meals and entertainment costs, $1.1 million in professional fees, and $5.2 million of other expense reductions from cost cutting measures in response to lower oil prices partially offset by a $1.8 million increase in bad debt expense, and $1.5 million of severance expense associated with cost savings measures implemented in response to current market conditions.

Impairment

Impairment and abandonment of property and equipment costs were $4.7 million and $0.4 million in the Current Quarter and Prior Quarter, respectively. Current Quarter impairment costs were comprised of leasehold improvements related to abandoned facilities as well as abandonment of certain salt water and fresh water wells. Prior Quarter impairment costs related to the divestiture of our Canadian operations.

Lease Abandonment Costs

Lease abandonment costs were $0.9 million and $0.2 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to newly abandoned properties associated with realignment and combining operational activity on fewer leased properties. The Prior Quarter costs were primarily due to the wind-down of impaired right-of-use assets from previously abandoned properties.

Net Interest Expense

Net interest expense decreased by $0.3 million, or 38.9%, to $0.5 million during the Current Quarter compared to $0.8 million in the Prior Quarter primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Quarter.

Net (Loss) Income

Net income decreased by $61.1 million, to a net loss of $53.0 million for the Current Quarter compared to net income of $8.1 million for the Prior Quarter, primarily due to lower gross profit due to lower revenue. This was partially offset by lower selling, general and administrative costs and lower interest expense.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$205,318	$422,606	$(217,288)	(51.4)%
Water Infrastructure	73,062	105,326	(32,264)	(30.6)%
Oilfield Chemicals	92,144	129,830	(37,686)	(29.0)%
Other	—	28,771	(28,771)	(100.0)%
Total revenue	370,524	686,533	(316,009)	(46.0)%

Costs of revenue
Water Services	183,128	318,272	(135,144)	(42.5)%
Water Infrastructure	61,684	79,886	(18,202)	(22.8)%
Oilfield Chemicals	82,438	113,578	(31,140)	(27.4)%
Other	7	28,500	(28,493)	(100.0)%
Depreciation and amortization	51,690	60,361	(8,671)	(14.4)%
Total costs of revenue	378,947	600,597	(221,650)	(36.9)%
Gross (loss) profit	(8,423)	85,936	(94,359)	(109.8)%

Operating expenses
Selling, general and administrative	42,947	59,673	(16,726)	(28.0)%
Depreciation and amortization	1,519	1,906	(387)	(20.3)%
Impairment of goodwill and trademark	276,016	4,396	271,620	NM
Impairment and abandonment of property and equipment	7,910	893	7,017	NM
Lease abandonment costs	1,821	1,256	565	NM
Total operating expenses	330,213	68,124	262,089	NM
(Loss) income from operations	(338,636)	17,812	(356,448)	NM

Other expense
Losses on sales of property and equipment and divestitures, net	(2,618)	(6,200)	3,582	(57.8)%
Interest expense, net	(844)	(1,932)	1,088	(56.3)%
Foreign currency (loss) gain, net	(19)	327	(346)	NM
Other (expense) income, net	(2,441)	210	(2,651)	NM
(Loss) income before income tax benefit (expense)	(344,558)	10,217	(354,775)	NM
Income tax benefit (expense)	294	(749)	1,043	NM
Net (loss) income	$(344,264)	$9,468	$(353,732)	NM

Revenue

Our revenue decreased $316.0 million, or 46.0%, to $370.5 million for the Current Period compared to $686.5 million for the Prior Period. The decrease was driven by a $217.3 million decline in Water Services revenue, a $32.3 million decline in Water Infrastructure revenue, and a $37.7 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services. Also impacting the decline was $28.8 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019. For the Current Period, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 55.4%, 19.7%, 24.9% and 0.0% of our total revenue, respectively, compared to 61.6%, 15.3%, 18.9%, and 4.2%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $217.3 million, or 51.4%, to $205.3 million for the Current Period compared to $422.6 million for the Prior Period. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $32.3 million, or 30.6%, to $73.1 million for the Current Period compared to $105.3 million for the Prior Period, primarily due to reduced drilling and completions activity resulting from lower oil prices and the COVID-19 pandemic.

Oilfield Chemicals. Revenue decreased $37.7 million, or 29.0%, to $92.1 million for the Current Period compared to $129.8 million for the Prior Period, due to reduced drilling and completions activity resulting from lower oil prices and the COVID-19 pandemic, partially offset by incremental revenue from the WCS acquisition.

Other. There was no Other revenue for the Current Period compared to $28.8 million in the Prior Period as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $221.7 million, or 36.9%, to $378.9 million for the Current Period compared to $600.6 million for the Prior Period. The decrease was primarily due to a $135.1 million decline in Water Services costs, an $18.2 million decline in Water Infrastructure costs, and a $31.1 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also contributing to the decline was $28.5 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Further, depreciation and amortization expense decreased by $8.7 million, primarily due to the 2019 divestitures and lower capital expenditures in the Current Period.

Water Services. Cost of revenue decreased $135.1 million, or 42.5%, to $183.1 million for the Current Period compared to $318.3 million for the Prior Period. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the Current Period. Costs as a percent of revenue increased from 75.3% to 89.2% due to significant reductions in revenue generating activity we could not fully offset with cost reductions as well as yard closure costs in connection with our efforts to reduce and consolidate operational yards. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by certain one-time costs totaling $5.6 million, including severance and yard closure costs.

Water Infrastructure. Cost of revenue decreased $18.2 million, or 22.8%, to $61.7 million for the Current Period compared to $79.9 million for the Prior Period. Cost of revenue as a percent of revenue increased from 75.8% to 84.4% primarily due to decreased pricing on non-pipeline water sources as well as the acceleration of certain prepaid expenses relating to water rights secured for a customer, due to the bankruptcy of such customer. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by certain one-time costs totaling $0.5 million, including severance and yard closure costs.

Oilfield Chemicals. Costs of revenue decreased $31.1 million, or 27.4%, to $82.4 million for the Current Period compared to $113.6 million for the Prior Period. Cost of revenue as a percent of revenue increased from 87.5% to 89.5% primarily due to significant reductions in revenue generating activity we could not fully offset with cost reductions. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by inventory adjustments and reserve additions of $0.6 million, non-recurring severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland.

Other. Other costs were nominal for the Current Period compared to $28.5 million in the Prior Period, primarily due to the 2019 divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $8.7 million, or 14.4%, to $51.7 million for the Current Period compared to $60.4 million for the Prior Period, primarily due to a significant reduction in capital expenditures during the Current Period as well as a $1.7 million decrease related to the 2019 divestitures discussed above.

Gross (Loss) Profit

Gross profit decreased by $94.4 million, or 109.8%, to a gross loss of $8.4 million for the Current Period compared to a gross profit of $85.9 million for the Prior Period primarily due to a $82.1 million decrease in Water Services gross profit primarily due to lower revenue, a $14.1 million decrease to Water Infrastructure gross profit primarily due to lower revenue and a $6.5 million decrease to Oilfield Chemicals gross profit primarily due to lower revenue. This was partially offset by an $8.7 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (2.3%) and 12.5% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $16.7 million, or 28.0%, to $42.9 million for the Current Period compared to $59.7 million for the Prior Period. The decrease was primarily due to reductions of $6.5 million in equity-based compensation costs, $4.7 million in incentive compensation costs, $2.5 million in professional fees, $2.2 million in travel, meals and entertainment costs and $7.5 million of other expense reductions from cost cutting measures in response to lower oil prices partially offset by a $3.5 million increase in bad debt expense and $3.2 million of severance expense associated with cost savings measures implemented in response to current market conditions.

Impairment

Goodwill and trademark impairment costs were $276.0 million and $4.4 million in the Current Period and Prior Period, respectively. During the Current Period, all of our goodwill was impaired due to the significant decline in oil prices during the first quarter of 2020 coupled with the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark. During the Prior Period, we incurred $4.4 million of goodwill impairment in connection with divesting Affirm.

Impairment and abandonment of property and equipment costs were $7.9 million and $0.9 million in the Current Period and Prior Period, respectively. Current Period impairment costs were comprised of leasehold improvements related to abandoned facilities, abandonment of certain salt water and fresh water wells and obsolete machinery and equipment. Prior Period impairment costs related to the divestiture of our Canadian operations.

Lease Abandonment Costs

Lease abandonment costs were $1.8 million and $1.3 million in the Current Period and Prior Period, respectively. During the Current Period, lease abandonment costs primarily related to newly abandoned properties associated with realignment and combining operational activity on fewer leased properties. The Prior Period costs were primarily due to early lease terminations in connection with the wind-down and divestiture of Canadian operations.

Net Interest Expense

Net interest expense decreased by $1.1 million, or 56.3%, to $0.8 million during the Current Period compared to $1.9 million in the Prior Period primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Period.

Net (Loss) Income

Net income decreased by $353.7 million, to a net loss of $344.3 million for the Current Period compared to net income of $9.5 million for the Prior Period primarily due to goodwill, trademark and fixed asset impairments and lower gross profit. This was partially offset by lower selling, general and administrative costs, lower losses on sales of property and equipment and lower interest expense.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net (loss) income	$(53,044)	$8,068	$(344,264)	$9,468
Interest expense, net	513	839	844	1,932
Income tax (benefit) expense	(130)	571	(294)	749
Depreciation and amortization	26,342	29,749	53,209	62,267
EBITDA	(26,319)	39,227	(290,505)	74,416
Impairment of goodwill and trademark(1)	—	—	276,016	4,396
Non-recurring severance expenses(1)	3,666	—	7,168	1,680
Impairment and abandonment of property and equipment(1)	4,726	374	7,910	893
Yard closure costs related to consolidating operations(1)	1,011	—	2,961	—
Non-cash loss on sale of assets or subsidiaries(2)	3,874	7,314	5,501	13,220
Lease abandonment costs(1)	868	183	1,821	1,256
Non-cash compensation expenses	1,242	4,129	1,816	8,308
Foreign currency (gain) loss, net	(27)	(67)	19	(327)
Non-recurring transaction costs(3)	2,611	412	2,623	1,074
Inventory write-down	—	—	—	75
Adjusted EBITDA	$(8,348)	$51,572	$15,330	$104,991
(1)	For the Current Quarter and Current Period, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil. For the Prior Period, these costs were due to the dissolution of our divested service lines.
(2)	For the Prior Quarter and Prior Period, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind down of former service lines.
(3)	For the Current Quarter and Current Period, these costs were primarily due to an accrual related to certain subsidiaries acquired in the Rockwater merger. For the Prior Quarter and Prior Period, these costs primarily related to the rebranding of our Fluids Hauling business.

EBITDA was ($26.3) million for the Current Quarter compared to $39.2 million for the Prior Quarter. The $65.5 million decrease in EBITDA was primarily driven by a decrease of $67.0 million in gross profit, an increase of $4.4 million in impairment and abandonment of property and equipment costs and a $2.6 million accrual related to certain subsidiaries acquired in the Rockwater merger offset by a $9.6 million decrease in selling, general and administrative costs. Adjusted EBITDA was ($8.3) million for the Current Quarter compared to $51.6 million for the Prior Quarter. The $59.9 million decrease is primarily attributable to the items discussed above.

EBITDA was ($290.5) million for the Current Period compared to $74.4 million for the Prior Period. The $364.9 million decrease in EBITDA was primarily driven by a $271.6 million increase in goodwill and trademark impairment costs, a decrease of $103.0 million in gross profit, an increase of $7.0 million in impairment and abandonment of property and equipment costs and a $2.6 million accrual related to certain subsidiaries acquired in the Rockwater merger offset by a $16.7 million decrease in selling, general and administrative costs and a $3.6 million decrease in loss on sale of property and equipment. Adjusted EBITDA was $15.3 million for the Current Period compared to $105.0 million for the Prior Period. The $89.7 million decrease is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

The impacts of the COVID-19 pandemic on oil prices and the resulting sharp decline in U.S. onshore drilling and completion activity, and the uncertainty about the timing of a recovery, are expected to have a negative impact on our financial results in the coming quarters. We have taken and continue to take actions to manage costs and cash, including but not limited to significantly reducing headcount, cutting salaries, closing operational yards, reducing forecasted capital expenditures, streamlining operational and back-office functions, selling excess equipment, deferring payroll tax payments for the rest of 2020 in accordance with the CARES Act and deferring applicable lease payments.

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

As of June 30, 2020, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of June 30, 2020, cash and cash equivalents totaled $166.4 million and we had approximately $95.5 million of available borrowing capacity under our Credit Agreement. As of June 30, 2020, the borrowing base under the Credit Agreement was $111.1 million, we had no outstanding borrowings and the outstanding letters of credit totaled $15.6 million. The significant reduction in our borrowing base since December 31, 2019 was primarily driven by the meaningful reductions during the Current Quarter in our accounts receivable, which represent the primary collateral for the borrowing base. As of August 3, 2020, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $75.5 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $59.9 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$102,733	$74,735	$27,998	37.5%
Net cash used in investing activities	(5,249)	(21,056)	15,807	(75.1)%
Net cash used in financing activities	(10,332)	(47,234)	36,902	(78.1)%
Subtotal	87,152	6,445
Effect of exchange rate changes on cash and cash equivalents	(13)	136	(149)	NM
Net increase in cash and cash equivalents	$87,139	$6,581

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2020 and 2019

Operating Activities. Net cash provided by operating activities was $102.7 million for the Current Period, compared to $74.7 million for the Prior Period. The $28.0 million increase in net cash provided by operating activities related primarily to increased working capital inflows, driven by reductions in accounts receivable.

Investing Activities. Net cash used in investing activities was $5.2 million for the Current Period, compared to $21.1 million for the Prior Period. The $15.8 million decrease in net cash used in investing activities was primarily due to a $41.1 million reduction in purchases of property and equipment and a $0.5 million increase in proceeds received from sales of property and equipment partially offset by a $25.1 million decrease of proceeds primarily related to the divestiture and wind down of our Affirm subsidiary and the sand hauling and Canadian operations as well as a $0.7 million working capital settlement in the Prior Period.

Financing Activities. Net cash used in financing activities was $10.3 million for the Current Period compared to $47.2 million for the Prior Period. The decrease in cash used in financing activities was primarily due to $45.0 million of net debt repayments in the Prior Period compared to zero in the Current Period, partially offset by a $9.1 million increase in repurchases of shares of Class A Common Stock during the Current Period.

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

We were in compliance with all debt covenants as of June 30, 2020.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 5—Leases in our 2019 Form 10-K for operating lease obligations as of December 31, 2019 and Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our Credit Agreement as of June 30, 2020.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2—Significant Accounting Policies in Part I, Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of June 30, 2020, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

The level of activity in the U.S. oil and gas industry is historically volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Sustained low oil and gas prices have affected, and will likely continue to affect, oil and gas drilling and completion activity and therefore affect demand for our services. Sustained low oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows, and we are currently experiencing the significant negative effects of the severe disruption in the oil and gas industry from the COVID-19 pandemic and other factors.

Interest Rate Risk

As of June 30, 2020, we had no outstanding borrowings under our Credit Agreement. As of August 3, 2020, we had no outstanding borrowings and approximately $59.9 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory-installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company-wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter and these discussions continued in 2019 and are ongoing. At this time, we expect this investigation to result in a monetary sanction in excess of $0.1 million, but we do not believe the ultimate resolution of this matter will be material to the Company. See Note 10—Commitments and Contingencies in Part I, Item 1 of this Quarterly Report for further discussion of this investigation.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Report for the quarter ended March 31, 2020. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks, in addition to those described below and in our 2019 Form 10-K and our Quarterly Report for the quarter ended March 31, 2020, may materially and adversely affect our business, financial condition, cash flows and results of operations.

Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition. We expect capital spending by our customers to decrease for the remainder of 2020, relative to prior year levels, due to the impacts of COVID-19 on demand for oil and reduced prices resulting from the current oversupply of oil.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and related capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of COVID-19. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020 continuing into the second quarter of 2020. In April 2020, OPEC (which includes Saudi Arabia), Russia (together with OPEC and other allied producing countries, “OPEC+”) agreed to curtail oil production by approximately 10 million barrels per day. Further, some U.S. producers chose to shut-in or choke back production on specific wells to reduce production but the impact of these cuts on the market price for oil and natural gas remains uncertain. During the quarter ended June 30, 2020, the average WTI spot price was $27.96, versus an average price of $59.88 for the quarter ended June 30, 2019. While oil prices have improved since their lows in April 2020, closing at $39.27 on June 30, 2020, the continued impact of the COVID-19 pandemic and the associated impacts to oil demand will result in continued uncertainty around the near-term price of oil.

If oil and gas prices remain at current levels or continue to decline, our customers may further reduce their exploration, development and production activities and demand lower rates for our services or delay, modify, or terminate their use of our services. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example, multiple leading international and national oil companies, as well as public and private independent oil and gas producers, have announced their intention to reduce capital expenditures in 2020, and most of our customers have reduced their capital expenditures budget. Even in an environment of stronger oil and gas prices, reduced completion rates of new oil and gas production in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results, and they currently are doing so. If a recovery does not materialize and our customers fail to increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Further, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the global economy, reduced global oil demand, disrupted global supply chains and created significant volatility and disruption of financial and commodities markets, which could lead to our customers curtailing existing production due to lack of downstream demand or storage capacity as well as reducing or eliminating the number of wells completed in the near to medium term. Additionally, a significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.

The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition, and we began to experience the negative impacts of such disruption during March 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 1,139,729 shares purchased in the open market pursuant to a repurchase plan, and 36,781 shares purchased to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Total Number of	Weighted Average Price
Period	Shares Purchased	Paid Per Share
April 1, 2020 to April 30, 2020	1,139,729	$3.36
May 1, 2020 to May 31, 2020	36,781	$4.70
June 1, 2020 to June 30, 2020	—	$—
Total	1,176,510	$3.40

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

10.1

Second Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan, dated as of May 8, 2020 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 14, 2020).

10.2	Form of Letter Agreement (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 13, 2020).

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: August 5, 2020	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer