Form 10-Q
period 2020-09-30
Select Energy Services, Inc.
filed 2020-11-04
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, the registrant had 86,824,127 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, in our subsequently filed Quarterly Reports on Form 10-Q, under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report and those set forth from time to time in our other filings with the SEC. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic, which has caused a sharp decline in economic activity in the United States and around the world, resulting in lower demand for oil and gas, oversupply and therefore lower oil and gas prices, to which our exploration and production (“E&P”) customers have responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had, and will likely continue to have, a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries and other allied producing countries, (“OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand;
●	the degree to which consolidation among our customers’ may affect spending on U.S. drilling and completions in the near-term;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	our customers’ ability to complete and produce new wells;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, taxation or emissions, drilling on federal lands and various other environmental matters;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	our ability to retain key management and employees;
●	our ability to hire and retain skilled labor;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and Northern Delaware formation of the Permian Basin;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	the ability to source certain raw materials globally from economically advantaged sources;
●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors” in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$185,438	$79,268
Accounts receivable trade, net of allowance for credit losses of $9,731 and $5,773, respectively	92,148	267,628
Accounts receivable, related parties	595	4,677
Inventories	34,366	37,542
Prepaid expenses and other current assets	19,815	26,486
Total current assets	332,362	415,601
Property and equipment	907,980	1,015,379
Accumulated depreciation	(538,380)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	369,600	453,278
Right-of-use assets, net	57,402	70,635
Goodwill	—	266,934
Other intangible assets, net	118,801	136,952
Other assets, net	2,468	4,220
Total assets	$880,633	$1,347,620
Liabilities and Equity
Current liabilities
Accounts payable	$11,037	$35,686
Accrued accounts payable	13,058	47,547
Accounts payable and accrued expenses, related parties	300	2,789
Accrued salaries and benefits	14,811	20,079
Accrued insurance	10,227	8,843
Sales tax payable	678	2,119
Accrued expenses and other current liabilities	13,296	15,375
Current operating lease liabilities	14,611	19,315
Current portion of finance lease obligations	304	128
Total current liabilities	78,322	151,881
Long-term operating lease liabilities	64,217	72,143
Other long-term liabilities	12,698	10,784
Total liabilities	155,237	234,808
Commitments and contingencies (Note 10)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 86,824,127 shares issued and outstanding as of September 30, 2020; 350,000,000 shares authorized and 87,893,525 shares issued and outstanding as of December 31, 2019	868	879
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of September 30, 2020 and December 31, 2019	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	907,832	914,699
Accumulated (deficit) retained earnings	(299,264)	21,437
Total stockholders’ equity	609,598	937,177
Noncontrolling interests	115,798	175,635
Total equity	725,396	1,112,812
Total liabilities and equity	$880,633	$1,347,620

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Water Services	$54,516	$196,782	$259,834	$619,388
Water Infrastructure	16,165	63,953	89,227	169,279
Oilfield Chemicals	30,561	67,932	122,705	197,762
Other	—	301	—	29,072
Total revenue	101,242	328,968	471,766	1,015,501
Costs of revenue
Water Services	52,861	153,741	235,989	472,013
Water Infrastructure	12,816	46,748	74,500	126,634
Oilfield Chemicals	28,558	57,357	110,996	170,935
Other	30	1,865	37	30,365
Depreciation and amortization	23,877	28,263	75,567	88,624
Total costs of revenue	118,142	287,974	497,089	888,571
Gross (loss) profit	(16,900)	40,994	(25,323)	126,930
Operating expenses
Selling, general and administrative	15,955	27,280	58,902	86,953
Depreciation and amortization	685	952	2,204	2,858
Impairment of goodwill and trademark	—	—	276,016	4,396
Impairment and abandonment of property and equipment	—	49	7,910	942
Lease abandonment costs	672	238	2,493	1,494
Total operating expenses	17,312	28,519	347,525	96,643
(Loss) income from operations	(34,212)	12,475	(372,848)	30,287
Other income (expense)
Gains (losses) on sales of property and equipment and divestitures, net	891	(2,033)	(1,727)	(8,233)
Interest expense, net	(789)	(438)	(1,633)	(2,370)
Foreign currency gain (loss), net	13	(59)	(6)	268
Other expense, net	(2,364)	(272)	(4,805)	(62)
(Loss) income before income tax benefit (expense)	(36,461)	9,673	(381,019)	19,890
Income tax benefit (expense)	201	(2,501)	495	(3,250)
Net (loss) income	(36,260)	7,172	(380,524)	16,640
Less: net loss (income) attributable to noncontrolling interests	5,719	(1,793)	59,823	(3,926)
Net (loss) income attributable to Select Energy Services, Inc.	$(30,541)	$5,379	$(320,701)	$12,714

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Basic	$(0.36)	$0.07	$(3.76)	$0.16
Class B—Basic	$—	$—	$—	$—

Net (loss) income per share attributable to common stockholders (Note 16):
Class A—Diluted	$(0.36)	$0.07	$(3.76)	$0.16
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(36,260)	$7,172	$(380,524)	$16,640
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax of $0	—	380	—	368
Comprehensive (loss) income	(36,260)	7,552	(380,524)	17,008
Less: comprehensive loss (income) attributable to noncontrolling interests	5,719	(1,888)	59,823	(4,013)
Comprehensive (loss) income attributable to Select Energy Services, Inc.	$(30,541)	$5,664	$(320,701)	$12,995

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2020 and 2019

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Accumulated	Accumulated
		Class A		Class B	Additional	(Deficit)	Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812
ESPP shares issued	10,834	—	—	—	65	—	—	65	(6)	59
Equity-based compensation	—	—	—	—	3,419	—	—	3,419	639	4,058
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	—	1	(1)	—
Repurchase of common stock	(2,199,824)	(22)	—	—	(12,270)	—	—	(12,292)	1,416	(10,876)
Restricted shares forfeited	(358,521)	(4)	—	—	(527)	—	—	(531)	531	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	(133)	(133)
NCI income tax adjustment	—	—	—	—	38	—	—	38	(38)	—
Net loss	—	—	—	—	—	(320,701)	—	(320,701)	(59,823)	(380,524)
Balance as of September 30, 2020	86,824,127	$868	16,221,101	$162	$907,832	$(299,264)	$—	$609,598	$115,798	$725,396

	Class A		Class B
	Stockholders		Stockholders				Accumulated
		Class A		Class B	Additional		Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	26,026,843	$260	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
Conversion of Class B to Class A	7,564,868	75	(7,564,868)	(75)	82,706	—	—	82,706	(82,706)	—
ESPP shares issued	8,746	—	—	—	79	—	—	79	1	80
Equity-based compensation	—	—	—	—	9,045	—	—	9,045	2,829	11,874
Issuance of restricted shares	1,391,479	14	—	—	3,590	—	—	3,604	(3,604)	—
Exercise of restricted stock units	1,250	—	—	—	4	—	—	4	(4)	—
Stock options exercised	5,282	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(1,597,150)	(16)	—	—	(15,886)	—	—	(15,902)	2,501	(13,401)
Restricted shares forfeited	(10,017)	—	—	—	(36)	—	—	(36)	36	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(349)	(349)
NCI income tax adjustment	—	—	—	—	89	—	—	89	(89)	—
Foreign currency translation adjustment	—	—	—	—	19	—	368	387	85	472
Net income	—	—	—	—	—	12,714	—	12,714	3,926	16,640
Balance as of September 30, 2019	86,321,013	$863	18,461,975	$185	$893,293	$31,367	$—	$925,708	$200,411	$1,126,119

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2020 and 2019

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Accumulated	Accumulated
		Class A		Class B	Additional	(Deficit)	Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Total
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$—	$638,472	$121,165	$759,637
ESPP shares issued	3,194	—	—	—	17	—	—	17	(2)	15
Equity-based compensation	—	—	—	—	1,889	—	—	1,889	353	2,242
Repurchase of common stock	(43,923)	—	—	—	(249)	—	—	(249)	11	(238)
Restricted shares forfeited	(18,193)	(1)	—	—	(19)	—	—	(20)	20	—
NCI income tax adjustment	—	—	—	—	30	—	—	30	(30)	—
Net loss	—	—	—	—	—	(30,541)	—	(30,541)	(5,719)	(36,260)
Balance as of September 30, 2020	86,824,127	$868	16,221,101	$162	$907,832	$(299,264)	$—	$609,598	$115,798	$725,396

	Class A		Class B
	Stockholders		Stockholders				Accumulated
		Class A		Class B	Additional		Other	Total
		Common		Common	Paid-In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total
Balance as of June 30, 2019	80,176,078	$802	26,026,843	$260	$821,968	$25,988	$(380)	$848,638	$278,210	$1,126,848
Conversion of Class B to Class A	7,564,868	75	(7,564,868)	(75)	82,706	—	—	82,706	(82,706)	—
ESPP shares issued	3,079	—	—	—	21	—	—	21	3	24
Equity-based compensation	—	—	—	—	2,774	—	—	2,774	792	3,566
Issuance of restricted shares	17,549	—	—	—	41	—	—	41	(41)	—
Stock options exercised	5,282	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(1,444,648)	(14)	—	—	(14,347)	—	—	(14,361)	2,476	(11,885)
Restricted shares forfeited	(1,195)	—	—	—	(13)	—	—	(13)	13	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(124)	(124)
NCI income tax adjustment	—	—	—	—	40	—	—	40	(40)	—
Foreign currency translation adjustment	—	—	—	—	19	—	380	399	89	488
Net income	—	—	—	—	—	5,379	—	5,379	1,793	7,172
Balance as of September 30, 2019	86,321,013	$863	18,461,975	$185	$893,293	$31,367	$—	$925,708	$200,411	$1,126,119

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(380,524)	$16,640
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	77,771	91,482
Net loss on disposal of property and equipment	1,316	4,971
Bad debt expense	6,108	1,764
Amortization of debt issuance costs	516	516
Inventory write-downs	787	228
Equity-based compensation	4,058	11,874
Impairment of goodwill and trademark	276,016	4,396
Impairment and abandonment of property and equipment	7,910	942
Loss on divestitures	411	3,262
Other operating items, net	158	259
Changes in operating assets and liabilities
Accounts receivable	171,700	14,835
Prepaid expenses and other assets	11,761	9,774
Accounts payable and accrued liabilities	(58,160)	(18,727)
Net cash provided by operating activities	119,828	142,216
Cash flows from investing activities
Working capital settlement	—	691
Proceeds received from divestitures	197	24,927
Purchase of property and equipment	(19,100)	(86,374)
Acquisitions, net of cash received	—	(10,400)
Proceeds received from sales of property and equipment	15,854	13,958
Net cash used in investing activities	(3,049)	(57,198)
Cash flows from financing activities
Borrowings from revolving line of credit	—	5,000
Payments on long-term debt	—	(50,000)
Payments of finance lease obligations	(189)	(743)
Proceeds from share issuance	59	110
Contributions from (distributions to) noncontrolling interests	383	(349)
Repurchase of common stock	(10,876)	(13,401)
Net cash used in financing activities	(10,623)	(59,383)
Effect of exchange rate changes on cash	14	127
Net increase in cash and cash equivalents	106,170	25,762
Cash and cash equivalents, beginning of period	79,268	17,237
Cash and cash equivalents, end of period	$185,438	$42,999
Supplemental cash flow disclosure:
Cash paid for interest	$1,413	$2,421
Cash paid for income taxes, net	$544	$1,675
Supplemental disclosure of noncash operating activities:
Noncash asset exchange	$1,578	$—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,061	$13,442
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$367	$—

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

We are a leading provider of comprehensive water-management solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. Through a combination of organic growth and acquisitions over the last decade, we have developed a leading position in the water solutions industry. We believe we are the only company in the oilfield services industry that combines comprehensive water-management services with related chemical products. Furthermore, we believe we are one of the few large oilfield services companies whose primary focus is on the management and treatment of water and water resources in the oil and gas production industry. Accordingly, the importance of responsibly managing water resources through our operations to help conserve fresh water and protect the environment is paramount to our continued success.

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

Tax Receivable Agreements: In connection with the Company’s restructuring at the Select 144A Offering, Select Inc. entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”). On July 18, 2017, the Company’s board of directors approved amendments to each of the Tax Receivable Agreements. See Note 13—Related-Party Transactions for further discussion.

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

This Quarterly Report relates to the three and nine months ended September 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on February 25, 2020 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year, in part due to the COVID-19 pandemic.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities for which the Company does not have significant control or influence are accounted for using the cost method. As of September 30, 2020, the Company had one cost-method investment. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

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

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt has been incurred where a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. The duration and severity of the COVID-19 pandemic and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The following table presents the changes to the allowance for the Current Period:

Nine months ended September 30, 2020
(in thousands)
Balance at December 31, 2019	$5,773
Increase to allowance based on a percentage of Current Period revenue	943
Adjustment based on aged receivable analysis	5,165
Charge-offs	(2,150)
Balance at September 30, 2020	$9,731

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2020
(in thousands)
Balance at December 31, 2019	$1,527
Accretion expense, included in depreciation and amortization expense	92
Disposals	(219)
Payments	(163)
Balance at September 30, 2020	$1,237

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Lessor Income: As of September 30, 2020, the Company had two facility leases and 15 facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019

		(in thousands)		(in thousands)
Category	Classification
Lessor income	Cost of sales	$67	$184	$279	$364
Sublease income	Lease abandonment costs and Cost of sales	355	393	1,091	1,155

The Company also generates short-term equipment rental revenue. See Note 5—Revenue for a discussion of revenue recognition for the accommodations and rentals business.

Operating leases: Primarily due to future uncertainty stemming from the COVID-19 pandemic, certain renewal options were no longer considered reasonably certain of being exercised as of June 30, 2020. This caused a reduction of approximately $5.7 million in right of use assets and lease liabilities on the consolidated balance sheets during the second quarter of 2020. Additionally, the Company has successfully negotiated certain lease payment deferrals as well as lease payment reductions that are being accounted for as modifications, with no impact to straight-line lease expense from lease payment deferrals and a reduction in straight-line rent expense from lease payment reductions.

Defined Contribution Plan: During the Current Period, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) Plan and incurred no match expense in the Current Period. The Company incurred $0.9 million and $3.4 million of match expense in the Prior Quarter and Prior Period, respectively.

Payroll Tax Deferral: In the Current Period, the Company began taking advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $3.8 million of payroll taxes as of September 30, 2020. The deferral is included in other long-term liabilities on the accompanying consolidated balance sheets. The amounts being deferred during 2020, must be repaid half by December 31, 2021 and half by December 31, 2022.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the Current Quarter and elected all aspects of this standard as of the beginning of 2020. The adoption did not have a material impact to the Company’s financial statements.

NOTE 3—IMPAIRMENTS AND OTHER COSTS

Significant challenges that emerged during the Current Period, and that are expected to continue, have had and will likely continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused a worldwide slowdown in economic activity, resulting in a sharp decline in global oil demand and therefore, lower oil and natural gas prices. Global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained. In response to lower oil and gas prices, our E&P customers have cut capital spending, resulting in a sharp drop in the number of wells drilled and completed in all of our markets. Reduced demand for our services has had a material, negative impact on our Current Quarter and Current Period financial results. While oil prices and U.S. unconventional completions activity have partially recovered from the recent lows, given the continued uncertainty around the COVID-19 pandemic and the associated impact on oil demand, we are unable to predict if, when, and by how much the demand for our services and therefore our financial performance will improve.

Because the magnitude and duration of the COVID-19 pandemic is unknown, we cannot forecast with reasonable certainty its impact on our business, financial condition or near or longer-term financial or operational results. However, we currently expect that our 2020 net income will be negative. During the Current Period, we have taken actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, idling facilities, closing yard locations, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to the COVID-19 pandemic.

As a result of the downturn in our business, we recorded impairment expenses in the first half of 2020 related to goodwill, property and equipment and other intangible assets. There is no assurance that we will not have additional impairments in subsequent quarters.

A summary of impairment, severance, yard closure and lease abandonment costs for the Current Quarter, Prior Quarter, Current Period and Prior Period were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)

Impairment of goodwill and trademark
Water Services	$—	$—	$186,468	$—
Water Infrastructure	—	—	80,466	—
Oilfield Chemicals	—	—	9,082	—
Other	—	—	—	4,396
Total impairment of goodwill and trademark	$—	$—	$276,016	$4,396

For a discussion of the impairments to goodwill and trademark, See Note 8—Goodwill and Other Intangible Assets.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)

Impairment and abandonment of property and equipment
Water Services	$—	$—	$3,894	$—
Water Infrastructure	—	—	4,016	—
Other	—	49	—	942
Total impairment and abandonment of property and equipment	$—	$49	$7,910	$942

During the Current Period, the Company recorded an impairment of $7.9 million related to certain equipment that was determined to be obsolete. During the Prior Quarter and Prior Period, the Company recorded an impairment of a nominal amount and $0.9 million, respectively, of Canadian property and equipment to write down the carrying value based on the expected future sale proceeds at that time.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)

Severance
Water Services	$—	$—	$4,569	$—
Water Infrastructure	—	—	500	—
Oilfield Chemicals	—	—	813	—
Other	—	—	1,286	1,680
Total severance expense	$—	$—	$7,168	$1,680

Yard closure costs
Water Services	$—	$—	$2,645	$—
Oilfield Chemicals	—	—	316	—
Total yard closure costs	$—	$—	$2,961	$—

Lease abandonment costs
Water Services	$673	$173	$2,456	$620
Water Infrastructure	—	—	51	—
Oilfield Chemicals	—	4	42	11
Other	(1)	61	(56)	863
Total lease abandonment costs	$672	$238	$2,493	$1,494

During the Current Quarter, the Company recorded $0.7 million of lease abandonment costs due to revised sublease income expectations on certain leases as well as accretion of expenses for previously abandoned facilities. During the Prior Quarter, the Company recorded $0.2 million of lease abandonment costs related to accretion of expenses for previously abandoned facilities.

During the Current Period, the Company recorded exit-disposal costs including $7.2 million of severance costs, with $1.1 million of accrued severance at September 30, 2020, $3.0 million in accrued yard closure costs recognized within costs of revenue on the accompanying consolidated statements of operations with $0.4 million accrued yard closure costs at September 30, 2020, and $2.5 million of lease abandonment costs. Severance costs of $4.0 million and $3.2 million are recognized within costs of revenue and selling, general and administrative expenses, respectively, on the accompanying consolidated statements of operations. During the Prior Period, the Company recorded exit-disposal costs including $1.7 million of severance recognized within selling, general and administrative expenses on the accompanying consolidated statements of operations, and $1.5 million of lease abandonment costs, both of which primarily related to the Company’s divested service lines.

NOTE 4—Acquisitions

Business combinations

Well Chemical Services Acquisition

On September 30, 2019, the Company acquired a well chemical services business (“WCS”), formerly a division of Baker Hughes Company, for $10.0 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expands the Company’s service offerings in oilfield water treatment across the full lifecycle of water, from pre-fracturing treatment through reuse and recycling.

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

The following factors are applicable to all three of the Company’s segments for the first nine months of 2020 and 2019, respectively:

●	The vast majority of customer agreements are short-term, lasting less than one year.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the services rendered and products delivered to date.
●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of September 30, 2020, the Company had five contracts in place for these segments lasting over one year.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect.

Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2020, lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2020, no material rental agreements lasted more than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Geographic Region
Permian Basin	$38,804	$158,609	$213,440	$469,391
Eagle Ford	10,089	44,694	56,425	124,453
Haynesville/E. Texas	21,096	18,322	54,819	53,918
MidCon	11,579	45,522	44,277	152,500
Marcellus/Utica	11,021	21,330	44,111	79,781
Rockies	4,488	21,045	30,284	64,981
Bakken	4,938	20,052	30,040	66,195
All other/eliminations	(773)	(606)	(1,630)	4,282
Total	$101,242	$328,968	$471,766	$1,015,501

In the Water Services segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 66%, 72%, 71% and 72% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top two revenue-producing regions are the Permian Basin and Bakken, which collectively comprised 87%, 84%, 86% and 83% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 96%, 90%, 86% and 88% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 6—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$16,898	$12,365
Finished goods	17,468	24,724
Materials and supplies	—	453
Total	$34,366	$37,542

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for $0.2 million, a nominal amount, $0.8 million, and $0.2 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.2 million and $4.1 million as of September 30, 2020 and December 31, 2019, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in thousands)
Land	$14,013	$16,030
Buildings and leasehold improvements	92,232	97,426
Vehicles and equipment	31,665	53,819
Vehicles and equipment - finance lease	784	1,291
Machinery and equipment	617,066	659,835
Machinery and equipment - finance lease	612	162
Pipelines	72,111	69,327
Computer equipment and software	6,697	8,051
Computer equipment and software - finance lease	356	356
Office furniture and equipment	962	1,157
Disposal wells	49,965	64,149
Other	—	497
Construction in progress	21,517	43,279
	907,980	1,015,379
Less accumulated depreciation(1)	(538,380)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	$369,600	$453,278
(1)	Includes $1.4 million and $1.6 million of accumulated depreciation related to finance leases as of September 30, 2020 and December 31, 2019, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 8 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Category
Depreciation expense from property and equipment	$21,449	$26,163	$68,720	$81,698
Amortization expense from finance leases	123	54	239	791
Amortization expense from intangible assets	2,960	2,969	8,939	8,907
Accretion expense from asset retirement obligations	30	29	(127)	86
Total depreciation and amortization	$24,562	$29,215	$77,771	$91,482

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 3 for impairment and abandonment of property and equipment during the Current Quarter and Prior Quarter.

During the Current Period, the Company sold the remaining Canadian assets that were previously designated as held for sale at a loss of $0.1 million recognized within gains (losses) on sales of property, equipment and divestitures, net on the accompanying consolidated statements of operations.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 12). During the first quarter of 2020, the Company had triggering events in connection with the resulting significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile market environment at March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments.

The changes in the carrying amounts of goodwill by reportable segment as of September 30, 2020 and December 31, 2019 are as follows:

	Water	Water
	Services	Infrastructure	Total

Balance as of December 31, 2019	186,468	80,466	266,934
Impairment	(186,468)	(80,466)	(266,934)
Balance as of September 30, 2020	$—	$—	$—

The components of other intangible assets, net as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020				As of December 31, 2019
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Impairment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$116,554	$—	$(27,036)	$89,518	$116,554	$(20,233)	$96,321
Patents	9,741	—	(2,923)	6,818	10,110	(2,420)	7,690
Other	7,234	—	(6,160)	1,074	7,234	(4,766)	2,468
Total definite-lived	133,529	—	(36,119)	97,410	133,898	(27,419)	106,479
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	23,442	(9,082)	—	14,360	23,442	—	23,442
Total indefinite-lived	30,473	(9,082)	—	21,391	30,473	—	30,473

Total other intangible assets, net	$164,002	$(9,082)	$(36,119)	$118,801	$164,371	$(27,419)	$136,952

Due to the triggering events discussed above, the Company also tested all intangible assets for impairment during the first quarter of 2020. These evaluations included significant judgment, including discount rates based on our weighted-average cost of capital and the royalty rate. This resulted in $9.1 million of impairment to trademarks using the relief from royalty method, which was recorded in the Oilfield Chemicals segment.

The weighted-average amortization period for customer relationships, patents, and other definite lived assets was 9.9 years, 7.0 years, and 2.6 years, respectively, as of September 30, 2020. See Note 7 for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2020	$2,722
Year ending December 31, 2021	10,466
Year ending December 31, 2022	10,252
Year ending December 31, 2023	10,180
Year ending December 31, 2024	10,111
Thereafter	53,679
Total	$97,410

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See “Note 13—Related-Party Transactions” for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the borrowing base under the Credit Agreement was $63.6 million and $214.6 million, respectively. The significant reduction in our borrowing base since December 31, 2019 was driven primarily by the meaningful reductions during the Current Period in our accounts receivable, which represent the primary collateral for the borrowing base. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million and $19.9 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $48.0 million as of September 30, 2020.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, were $1.4 million and $2.0 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.5 million and $0.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2020.

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

As previously disclosed, certain subsidiaries acquired in the Rockwater merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter, and while at this time no administrative, civil or criminal charges have been brought against the Company, the Company accrued $4.3 million related to the settlement of this investigation prior to the Current Quarter and made an initial payment of $1.2 million related to this accrual during the Current Quarter. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s financial statements.

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

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2020
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,797,319	$15.95	4.2	$509
Forfeited	(22,437)	18.52
Expired	(238,104)	14.05
Ending balance, outstanding	3,536,778	$16.06	3.6	$—
Ending balance, exercisable	3,533,403	$16.06	3.6	$—
Nonvested at September 30, 2020	3,375	$22.22

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $3.84 and $9.28 as of September 30, 2020 and December 31, 2019, respectively.

The Company recognized a nominal amount, $1.0 million, $0.2 million and $3.4 million of compensation expense related to stock options during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2020, there was a nominal amount of unrecognized equity-based compensation expense remaining related to nonvested stock options.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.1 million, $2.3 million, $5.8 million and $6.3 million related to the restricted stock awards and restricted stock units for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2020, there was $8.9 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2020
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2019	1,518,193	$10.08
Granted	1,477,488	5.80
Vested	(578,281)	11.79
Forfeited	(398,550)	7.50
Nonvested at September 30, 2020	2,018,850	$6.97

A summary of the Company’s restricted stock unit activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2020
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2019	1,250	$19.00
Vested	(625)	20.00
Forfeited	(625)	18.00
Nonvested at September 30, 2020	—	$—

Performance Share Units (PSUs)

During 2018 and 2019, the Company approved grants of performance share units (“PSUs”) that are subject to both performance-based and service-based vesting provisions. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSU will be calculated based on performance against certain metrics that relate to the Company’s return on asset performance over the January 1, 2018 through December 31, 2020, and January 1, 2019 through December 31, 2021 performance periods, respectively.

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

The fair value on the date the PSUs were granted during 2020, 2019 and 2018 was $4.4 million, $7.0 million and $5.9 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. During the Current Period, the Company revised the estimates for the PSUs granted in 2018 and 2019 and expected to vest to 0%. The Company recognized compensation expense of $0.2 million, compensation expense of $0.1 million, a reduction to compensation expense of $2.0 million and compensation expense of $1.8 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2020, the unrecognized compensation cost related to our unvested PSUs is estimated to be $2.3 million and is expected to be recognized over a weighted-average period of 2.3 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of September 30, 2020:

Performance Share Units
Nonvested as of December 31, 2019	1,014,990
Target shares granted	753,378
Target shares outstanding as of September 30, 2020	1,768,368

Stock-Settled Incentive Awards

Effective May 17, 2018, the Company approved grants of stock-settled incentive awards to certain key employees under the 2016 Plan that were subject to both market-based and service-based vesting provisions. These awards vested after a two-year service period and, if earned, would have settled in shares of Class A Common Stock. The ultimate amount earned was based on the achievement of the market metrics, which was based on the stock price of the Class A Common Stock at the vesting date, for which payout could range from 0% to 200%. Any award not earned on the vesting date was forfeited. The target amount that became earned during the performance period was determined in accordance with the following table:

Stock Price at Vesting Date(1)	Percentage of Target Amount Earned
Less than $20.00	0%
At least $20.00, but less than $25.00	100%
$25.00 or greater	200%

(1)	The stock price at vesting date equaled the greater of (i) the fair market value of a share of the Class A Common Stock on the vesting date, or (ii) the volume weighted-average closing price of a share of the Class A Common Stock, as reported on the New York Stock Exchange, for the 30 trading days preceding the vesting date.

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

The Company recognized stock compensation expense related to stock-settled incentive awards of $0.1 million, $0.1 million and $0.4 million in the Prior Quarter, Current Period and Prior Period, respectively.

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

The following table summarizes ESPP activity (in thousands, except shares):

For the nine months ended
September 30, 2020
Cash received for shares issued	$59
Shares issued	10,834

Share Repurchases

During the Current Quarter and the Current Period, the Company repurchased zero and 1,989,440 shares, respectively, of Class A Common Stock in the open market and repurchased 43,923 and 210,384 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.2 million and a decrease to Class A Common Stock of approximately $400. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $10.9 million and a decrease to Class A Common Stock of approximately $22,000. In the Prior Quarter, the Company repurchased 1,443,409 shares in the open market and repurchased 1,239 shares in connection with employee minimum tax withholding requirements. In the Prior Period, the Company repurchased 1,525,501 shares in the open market and repurchased 71,649 shares in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2020 or the year ended December 31, 2019. The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of March 31, 2020, June 30, 2020 and September 30, 2020:

			Fair Value
			Measurements Using			Carrying
	Frequency	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)

Nine Months Ended September 30, 2020
Goodwill	Non-recurring	March 31	$—	$—	$—	$266,934	$266,934
Trademark	Non-recurring	March 31	—	—	14,360	23,442	9,082
Property and equipment	Non-recurring	March 31	—	—	176	3,360	3,184
Property and equipment	Non-recurring	June 30	—	—	—	4,726	4,726
Prepaid expenses and other current assets	Recurring	September 30	—	1,768	—	1,768	—
(1)	Amount represents carrying value at the date of assessment.

See Note 3 – Impairments and Other Costs, for a discussion of the impairment to goodwill, trademark and property and equipment presented in the table above.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade, short-term investments and accounts payable, approximate their fair value as of September 30, 2020 and December 31, 2019, due to the short-term maturity of these instruments. The Company did not have any debt as of September 30, 2020 or December 31, 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the Current Quarter, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company elected the fair value option with the value of the restricted stock and warrants derived from quoted active market pricing of unrestricted, publicly traded, common stock and warrants and the value of the other privately traded securities was derived from a correlation with observable market data. The Company recorded a $0.2 million unrealized gain on the nonmonetary exchange based on the value of the equity at September 30, 2020 recognized within other expense, net on the accompanying consolidated statements of operations. The Company expects the registration statement registering the restricted common stock, warrants and other privately traded securities received to be declared effective in either the fourth quarter of 2020 or first quarter of 2021, and can sell the common stock and related securities once registered. The $1.8 million of common stock and related securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of September 30, 2020.

NOTE 13—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties. For more information regarding the Company’s policies and procedures for review of related-party transactions, see the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders filed with the SEC on March 27, 2020.

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $0.5 million. These purchases consisted of $0.4 million relating to the rental of certain equipment or other services used in operations and $0.1 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $3.5 million and purchases from related-party vendors were $3.2 million. These purchases consisted of $2.3 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to purchases of property and equipment and $0.3 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $2.7 million and purchases from related-party vendors were $6.2 million. These purchases consisted of $5.5 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to purchases of property and equipment, $0.3 million relating to management, consulting and other services and $0.1 million related to inventory and consumables.

During the Prior Period, sales to related parties were $10.8 million and purchases from related-party vendors were $15.6 million. These purchases consisted of $11.8 million relating to the rental of certain equipment or other services used in operations, $2.5 million relating to purchases of property and equipment and $1.3 million relating to management, consulting and other services.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Current income tax (benefit) expense	$(157)	$2,115	$(836)	$2,698
Deferred income tax (benefit) expense	(44)	386	341	552
Total income tax (benefit) expense	$(201)	$2,501	$(495)	$3,250
Effective Tax Rate	0.6%	25.9%	0.1%	16.3%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.5 million during the Current Period, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 15—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,908	$2,674
Noncontrolling interests attributable to holders of Class B Common Stock	113,890	172,961
Total noncontrolling interests	$115,798	$175,635

For all periods presented, there were no changes to Select’s ownership interest in joint ventures formed for water-related services, with the exception of a divestiture of a 50% owned joint venture during the Current Period that eliminated $0.1 million of noncontrolling interest. Additionally, for all periods presented, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC are as follows:

	For the nine months ended September 30,
	2020	2019

	(in thousands)
Net (loss) income attributable to Select Energy Services, Inc.	$(320,701)	$12,714
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital as a result of stock option exercises	—	54
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,891	3,568
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	1	4
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(1,416)	(2,501)
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	—	82,706
Increase (decrease) in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	6	(1)
Change to equity from net (loss) income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(320,219)	$96,544

NOTE 16—(LOSS) EARNINGS PER SHARE

(Loss) earnings per share are based on the amount of (loss) income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 3,536,778, 2,956,610, 3,536,778 and 2,956,837 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted (loss) earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net (loss) income	$(36,260)			$7,172
Net loss (income) attributable to noncontrolling interests	5,719			(1,793)
Net (loss) income attributable to Select Energy Services, Inc. — basic	(30,541)	$(30,541)	$—	5,379	$5,379	$—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of restricted stock	—	—	—	7	7	—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	1	1	—
Net (loss) income attributable to Select Energy Services, Inc. — diluted	$(30,541)	$(30,541)	$—	$5,387	$5,387	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		84,794,286	16,221,101		79,468,991	24,513,654
Dilutive effect of restricted stock		—	—		339,911	—
Dilutive effect of stock options		—	—		28,575	—
Dilutive effect of ESPP		—	—		104	—
Weighted-average shares of common stock outstanding — diluted		84,794,286	16,221,101		79,837,581	24,513,654
(Loss) earnings per share:
Basic		$(0.36)	$—		$0.07	$—
Diluted		$(0.36)	$—		$0.07	$—

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net (loss) income	$(380,524)			$16,640
Net loss (income) attributable to noncontrolling interests	59,823			(3,926)
Net (loss) income attributable to Select Energy Services, Inc. — basic	(320,701)	$(320,701)	$—	12,714	$12,714	$—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of restricted stock	—	—	—	15	15	—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	3	3	—
Net (loss) income attributable to Select Energy Services, Inc. — diluted	$(320,701)	$(320,701)	$—	$12,732	$12,732	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,276,951	16,221,101		78,848,939	25,516,904
Dilutive effect of restricted stock		—	—		358,503	—
Dilutive effect of stock options		—	—		60,174	—
Dilutive effect of ESPP		—	—		299	—
Weighted-average shares of common stock outstanding — diluted		85,276,951	16,221,101		79,267,915	25,516,904
(Loss) earnings per share:
Basic		$(3.76)	$—		$0.16	$—
Diluted		$(3.76)	$—		$0.16	$—

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

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$54,665	$(18,682)	$14,888	$332
Water Infrastructure	16,255	(4,843)	6,556	149
Oilfield Chemicals	31,064	(2,951)	2,433	1,796
Other	—	(21)	—	1
Eliminations	(742)	—	—	—
Loss from operations		(26,497)
Corporate	—	(7,715)	685	—
Interest expense, net	—	(789)	—	—
Other expense, net	—	(1,460)	—	—
	$101,242	$(36,461)	$24,562	$2,278

	For the three months ended September 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$196,772	$13,787	$19,418	$10,061
Water Infrastructure	63,953	8,234	6,410	13,873
Oilfield Chemicals	67,933	5,514	2,435	3,162
Other	310	(2,347)	—	—
Eliminations	—	—	—	—
Income from operations		25,188
Corporate	—	(12,713)	952	—
Interest expense, net	—	(438)	—	—
Other expense, net	—	(2,364)	—	—
	$328,968	$9,673	$29,215	$27,096

	For the nine months ended September 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$260,907	$(237,100)	$47,924	$1,551
Water Infrastructure	89,578	(97,957)	20,608	2,512
Oilfield Chemicals	123,266	(13,063)	7,035	6,300
Other	—	(34)	—	326
Eliminations	(1,985)	—	—	—
Loss from operations		(348,154)
Corporate	—	(24,694)	2,204	—
Interest expense, net	—	(1,633)	—	—
Other expense, net	—	(6,538)	—	—
	$471,766	$(381,019)	$77,771	$10,689

	For the nine months ended September 30, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$620,649	$53,681	$61,704	$32,676
Water Infrastructure	169,288	15,237	18,571	42,653
Oilfield Chemicals	198,049	11,951	6,635	6,514
Other	33,383	(8,197)	1,714	64
Eliminations	(5,868)	—	—	—
Income from operations		72,672
Corporate	—	(42,385)	2,858	—
Interest expense, net	—	(2,370)	—	—
Other expense, net	—	(8,027)	—	—
	$1,015,501	$19,890	$91,482	$81,907

Total assets by segment as of September 30, 2020 and December 31, 2019, is as follows:

	As of	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Water Services	$548,652	$831,123
Water Infrastructure	178,967	314,026
Oilfield Chemicals	145,069	192,224
Other	7,945	10,247
	$880,633	$1,347,620

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020 (our “2019 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2019 Form 10-K and under the heading “Part II—Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and this Quarterly Report. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and nine months ended September 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively).

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

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water such as brackish water or municipal or industrial effluent. We work with our customers to optimize their fluid systems to economically enable the use of these alternative sources. We also work with our E&P customers to reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems. These solutions reduce the demand for trucking operations, thereby reducing gasoline and diesel exhaust emissions, increasing safety and decreasing traffic congestion in nearby communities.

Recent Developments

Significant challenges that emerged during the Current Period, and that are expected to continue, have had and will likely continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused significant disruptions in global oil demand and impacted economic growth in the U.S. as well as internationally. In response, volatility in financial markets has also significantly increased, making it more difficult for companies to access capital at a reasonable cost. As a result of these market disruptions, oilfield activity has declined significantly, and our Current Quarter and Current Period results have been negatively impacted. With continued production cuts from the Organization of the Petroleum Exporting Countries (“OPEC”), combined with some recovery in oil demand during the Current Quarter, the average WTI price per barrel increased from $27.96 during the second quarter of 2020 to an average price of $40.89 per barrel in the Current Quarter. In conjunction with improved prices, we believe the activity levels of our customers and the demand for our services appear to have already reached their lowest points for the time being, and we began to see some activity recovery in the Current Quarter. However, we do not anticipate an immediate recovery to levels seen in the Prior Period, and can make no assurance that any further recovery will continue into the future.

We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will likely continue to have, a material negative impact on our financial results, and such negative impact may continue well beyond the containment of the pandemic until economies, associated oil demand and resulting oilfield activity recovers. We believe global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained, and any material increases to oil supply in the near-term could further challenge oil prices and subsequently the activity levels of our customers and the resulting demand for our services. We cannot assure you that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty. However, at this time, we expect a net loss for 2020. We have taken further actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, closing yard locations, idling facilities, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments for the remainder of 2020, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to the COVID-19 pandemic. In this environment, the duration of which remains uncertain, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce during the COVID-19 pandemic, we have taken steps to keep our people safe by supporting those affected, managing work-from-home scheduling as appropriate, limiting on-site visitors, and monitoring and consistently communicating with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

Based on our current cash position, lack of bank debt, available borrowing capacity and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months, prior to giving effect to any future financing that may occur.

During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) (Cushing) crude oil was $40.89 versus an average price of $56.34 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.00 versus an average of $2.38 for the Prior Quarter. The significant decline in oil and gas prices in the Current Quarter relative to the Prior Quarter, as well as the more recent oil pricing volatility driven by market dislocation, has been driven largely by decreased demand due to the COVID-19 pandemic, as well as increased utilization of existing storage capacity, which has resulted in many of our E&P customers being forced to shut-in production for some time period. Much of this shut-in production has since come back online during the second quarter of 2020 and the Current Quarter.

Many of our customers have also pledged to prioritize managing their capital spending to within cash flow from operations, with some targeting reinvestment rates below 80% of their 2019 budgets, and this trend may extend beyond 2020. Consolidation among our customers’ and decreases in our customers’ capital budgeting can impact the size of our market in the near term and the resulting demand for our services. Additionally, both debt and equity capital markets do not appear favorably disposed towards raising new capital for the oil and gas industry at this time. In light of these factors, combined with the downward revisions made to many of our customers’ respective annual capital budgets and financial outlooks, we do not anticipate large incremental sums of capital entering the market to create higher demand for our services for the remainder of 2020, which has led to decreased activity for us relative to prior year levels. Additionally, this lack of available capital in the current market environment will make it challenging for distressed oil and gas companies to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry. While we see no immediate need for additional capital given our liquidity position, this difficulty in accessing capital markets may negatively impact some of our highly leveraged customers and competitors.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production life of wells over the long-term. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

The trend of increased use of produced water may require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities, our WCS acquisition and our knowledge base within our Oilfield Chemicals segment. Additionally, this trend supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions.

Regardless of these operational trends, the current environment is one of the most challenging in decades for the oilfield services industry due to the large and sudden decline in oil demand and consequent decline in oil prices. Many operators are prioritizing decreasing their activity levels and pursuing near-term cost savings, which negatively impacts the demand and pricing for our services. While we enjoy an advantaged position relative to many other oilfield services companies due to our cash position and absence of debt on the balance sheet at the end of the Current Quarter, our full year 2020 financial results are likely to be materially worse than those of recent years.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to maximize the effectiveness of and optimize the efficiencies of the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate the majority of our revenue through our water-management services associated with hydraulic fracturing, provided through our Water Services and Water Infrastructure segments. The majority of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

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

Labor costs associated with our employees and contract labor represent the most significant costs of our business. We incurred labor and labor-related costs of $44.8 million, $116.7 million, $193.0 million and $375.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management has taken direct action during the Current Period to reduce operating and equipment costs, as well as selling, general and administrative costs, to proactively manage these expenses as a percentage of revenue.

We incur significant vehicle and equipment costs in connection with the operation of our business, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $33.5 million, $62.4 million, $122.4 million and $191.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Due to current market conditions and the decreased demand for our services, we have taken significant direct action during the Current Period to reduce ongoing rental and leasing costs and will continue to evaluate further reductions to these costs in the coming quarters.

We incur significant transportation costs associated with our service lines, including fuel and freight. We incurred fuel and freight costs of $5.9 million, $20.3 million, $28.1 million and $62.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and have an impact on our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $25.2 million, $71.2 million, $115.3 million and $207.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;

●	Gross Profit;
●	Gross Margins;
●	EBITDA; and
●	Adjusted EBITDA.

Revenue

We analyze our revenue and assess our performance by comparing actual monthly revenue to our internal projections and across periods. We also assess incremental changes in revenue compared to incremental changes in direct operating costs, and selling, general and administrative expenses across our reportable segments to identify potential areas for improvement, as well as to determine whether segment performance is meeting management’s expectations.

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

Gross Margins

Gross margins provide an important gauge of how effective we are at converting revenue into profits. This metric works in tandem with gross profit to ensure that we do not increase gross profit at the expense of lower margins, nor pursue higher gross margins at the expense of declining gross profits. We track gross margins by segment and service line and compare them across prior periods and across segments and service lines to identify trends as well as underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures and plus/(minus) foreign currency losses/(gains). The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below and those described in “—Industry Overview” above.

Acquisition and Divestiture Activity

As described above, we are continuously evaluating potential investments. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions are not included in our historical results of operations.

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

Sand Hauling Wind-Down

During 2019, we wound down our sand hauling operations and sold certain of our sand hauling property and equipment. Sand hauling accounted for $3.3 million of annual revenue during 2019.

Proceeds received from Divestitures and Wind-Down

During 2019, we received $30.1 million from divestitures and fixed asset sale activity in connection with the sale and wind-down of our Affirm subsidiary and the sand hauling and Canadian operations.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$54,516	$196,782	$(142,266)	(72.3)%
Water Infrastructure	16,165	63,953	(47,788)	(74.7)%
Oilfield Chemicals	30,561	67,932	(37,371)	(55.0)%
Other	—	301	(301)	(100.0)%
Total revenue	101,242	328,968	(227,726)	(69.2)%

Costs of revenue
Water Services	52,861	153,741	(100,880)	(65.6)%
Water Infrastructure	12,816	46,748	(33,932)	(72.6)%
Oilfield Chemicals	28,558	57,357	(28,799)	(50.2)%
Other	30	1,865	(1,835)	(98.4)%
Depreciation and amortization	23,877	28,263	(4,386)	(15.5)%
Total costs of revenue	118,142	287,974	(169,832)	(59.0)%
Gross (loss) profit	(16,900)	40,994	(57,894)	(141.2)%

Operating expenses
Selling, general and administrative	15,955	27,280	(11,325)	(41.5)%
Depreciation and amortization	685	952	(267)	(28.0)%
Impairment and abandonment of property and equipment	—	49	(49)	NM
Lease abandonment costs	672	238	434	NM
Total operating expenses	17,312	28,519	(11,207)	(39.3)%
(Loss) income from operations	(34,212)	12,475	(46,687)	NM

Other income (expense)
Gains (losses) on sales of property and equipment and divestitures, net	891	(2,033)	2,924	(143.8)%
Interest expense, net	(789)	(438)	(351)	80.1%
Foreign currency gain (loss), net	13	(59)	72	NM
Other expense, net	(2,364)	(272)	(2,092)	NM
(Loss) income before income tax benefit (expense)	(36,461)	9,673	(46,134)	NM
Income tax benefit (expense)	201	(2,501)	2,702	NM
Net (loss) income	$(36,260)	$7,172	$(43,432)	NM

Revenue

Our revenue decreased $227.7 million, or 69.2%, to $101.2 million for the Current Quarter compared to $329.0 million for the Prior Quarter. The decrease was driven by a $142.3 million decline in Water Services revenue, a $47.8 million decline in Water Infrastructure revenue and a $37.4 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 53.8%, 16.0% and 30.2% of our total revenue, respectively, compared to 59.8%, 19.4% and 20.7%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $142.3 million, or 72.3%, to $54.5 million for the Current Quarter compared to $196.8 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $47.8 million, or 74.7%, to $16.2 million for the Current Quarter compared to $64.0 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic.

Oilfield Chemicals. Revenue decreased $37.4 million, or 55.0%, to $30.6 million for the Current Quarter compared to $67.9 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services, partially offset by incremental revenue from the WCS acquisition.

Costs of Revenue

Costs of revenue decreased $169.8 million, or 59.0%, to $118.1 million for the Current Quarter compared to $288.0 million for the Prior Quarter. The decrease was primarily due to a $100.9 million decline in Water Services costs, a $33.9 million decline in Water Infrastructure costs, and a $28.8 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also, depreciation and amortization expense decreased by $4.4 million, primarily due to lower capital expenditures in the Current Period.

Water Services. Cost of revenue decreased $100.9 million, or 65.6%, to $52.9 million for the Current Quarter compared to $153.7 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 78.1% to 97.0% due to significant reductions in revenue-generating activity and pricing reductions we could not fully offset with cost reductions.

Water Infrastructure. Cost of revenue decreased $33.9 million, or 72.6%, to $12.8 million for the Current Quarter compared to $46.7 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 73.1% to 79.3% primarily due to significant reductions in revenue-generating activity we could not fully offset with cost reductions.

Oilfield Chemicals. Costs of revenue decreased $28.8 million, or 50.2%, to $28.6 million for the Current Quarter compared to $57.4 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 84.4% to 93.4% primarily due to significant reductions in revenue-generating activity we could not fully offset with cost reductions.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.4 million, or 15.5%, to $23.9 million for the Current Quarter compared to $28.3 million for the Prior Quarter, primarily due to a significant reduction in capital expenditures during recent quarters.

Gross (Loss) Profit

Gross profit decreased by $57.9 million, or 141.2%, to a gross loss of $16.9 million for the Current Quarter compared to a gross profit of $41.0 million for the Prior Quarter primarily due to lower revenue in all three segments resulting from decreased activity levels combined with decreased pricing that could not be fully offset with reductions in cost. Gross profit decreased by $41.4 million, $13.9 million and $8.6 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. This was partially offset by a $4.4 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (16.7%) and 12.5% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.3 million, or 41.5%, to $16.0 million for the Current Quarter compared to $27.3 million for the Prior Quarter. The decrease was primarily due to $4.4 million lower wages and associated payroll taxes, reductions of $2.5 million in incentive compensation costs, $1.3 million in equity-based compensation costs, $1.2 million in travel, meals and entertainment costs, $0.8 million in professional fees, and $1.9 million of other expense reductions from cost-cutting measures in response to lower oil prices partially offset by a $0.8 million increase in bad debt expense.

Lease Abandonment Costs

Lease abandonment costs were $0.7 million and $0.2 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to leased facilities abandoned in the first half of 2020, including updated sublease expectations associated with realignment and combining operational activity on fewer leased properties. The Prior Quarter costs were primarily due to the wind-down of impaired right-of-use assets from previously abandoned properties.

Net Interest Expense

Net interest expense increased by $0.4 million, or 80.1%, to $0.8 million during the Current Quarter compared to $0.4 million in the Prior Quarter primarily due to Current Quarter interest payments related to sales tax audits covering prior years.

Net (Loss) Income

Net income decreased by $43.4 million, to a net loss of $36.3 million for the Current Quarter compared to net income of $7.2 million for the Prior Quarter, primarily due to lower gross profit due to lower revenue, partially offset by lower selling, general and administrative costs.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$259,834	$619,388	$(359,554)	(58.0)%
Water Infrastructure	89,227	169,279	(80,052)	(47.3)%
Oilfield Chemicals	122,705	197,762	(75,057)	(38.0)%
Other	—	29,072	(29,072)	(100.0)%
Total revenue	471,766	1,015,501	(543,735)	(53.5)%

Costs of revenue
Water Services	235,989	472,013	(236,024)	(50.0)%
Water Infrastructure	74,500	126,634	(52,134)	(41.2)%
Oilfield Chemicals	110,996	170,935	(59,939)	(35.1)%
Other	37	30,365	(30,328)	(99.9)%
Depreciation and amortization	75,567	88,624	(13,057)	(14.7)%
Total costs of revenue	497,089	888,571	(391,482)	(44.1)%
Gross (loss) profit	(25,323)	126,930	(152,253)	(120.0)%

Operating expenses
Selling, general and administrative	58,902	86,953	(28,051)	(32.3)%
Depreciation and amortization	2,204	2,858	(654)	(22.9)%
Impairment of goodwill and trademark	276,016	4,396	271,620	NM
Impairment and abandonment of property and equipment	7,910	942	6,968	NM
Lease abandonment costs	2,493	1,494	999	NM
Total operating expenses	347,525	96,643	250,882	NM
(Loss) income from operations	(372,848)	30,287	(403,135)	NM

Other expense
Losses on sales of property and equipment and divestitures, net	(1,727)	(8,233)	6,506	(79.0)%
Interest expense, net	(1,633)	(2,370)	737	(31.1)%
Foreign currency (loss) gain, net	(6)	268	(274)	NM
Other expense, net	(4,805)	(62)	(4,743)	NM
(Loss) income before income tax benefit (expense)	(381,019)	19,890	(400,909)	NM
Income tax benefit (expense)	495	(3,250)	3,745	NM
Net (loss) income	$(380,524)	$16,640	$(397,164)	NM

Revenue

Our revenue decreased $543.7 million, or 53.5%, to $471.8 million for the Current Period compared to $1.0 billion for the Prior Period. The decrease was driven by a $359.6 million decline in Water Services revenue, a $80.1 million decline in Water Infrastructure revenue, and a $75.1 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services. Also impacting the decline was $29.1 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019. For the Current Period, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 55.1%, 18.9%, 26.0% and 0.0% of our total revenue, respectively, compared to 61.0%, 16.6%, 19.5% and 2.9%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $359.6 million, or 58.0%, to $259.8 million for the Current Period compared to $619.4 million for the Prior Period. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $80.1 million, or 47.3%, to $89.2 million for the Current Period compared to $169.3 million for the Prior Period. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic.

Oilfield Chemicals. Revenue decreased $75.1 million, or 38.0%, to $122.7 million for the Current Period compared to $197.8 million for the Prior Period. The decrease was primarily attributable to lower demand for our products and services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services, partially offset by incremental revenue from the WCS acquisition.

Other. There was no Other revenue for the Current Period compared to $29.1 million in the Prior Period as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $391.5 million, or 44.1%, to $497.1 million for the Current Period compared to $888.6 million for the Prior Period. The decrease was primarily due to a $236.0 million decline in Water Services costs, an $52.1 million decline in Water Infrastructure costs, and a $59.9 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also contributing to the decline was $30.3 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Further, depreciation and amortization expense decreased by $13.1 million, primarily due to the 2019 divestitures and lower capital expenditures in the Current Period.

Water Services. Cost of revenue decreased $236.0 million, or 50.0%, to $236.0 million for the Current Period compared to $472.0 million for the Prior Period. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the Current Period. Costs of revenue as a percent of revenue increased from 76.2% to 90.8% due to significant reductions in revenue-generating activity and pricing reductions we could not fully offset with cost reductions as well as yard closure costs in connection with our efforts to reduce and consolidate operational yards. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by certain one-time costs totaling $5.6 million, including severance and yard closure costs.

Water Infrastructure. Cost of revenue decreased $52.1 million, or 41.2%, to $74.5 million for the Current Period compared to $126.6 million for the Prior Period. Cost of revenue as a percent of revenue increased from 74.8% to 83.5% primarily due to decreased pricing on non-pipeline water sources as well as the acceleration of certain prepaid expenses relating to water rights secured for a customer, due to the bankruptcy of such customer. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by certain one-time costs totaling $0.5 million, including severance and yard closure costs.

Oilfield Chemicals. Costs of revenue decreased $59.9 million, or 35.1%, to $111.0 million for the Current Period compared to $170.9 million for the Prior Period. Cost of revenue as a percent of revenue increased from 86.4% to 90.5% primarily due to significant reductions in revenue-generating activity we could not fully offset with cost reductions. Additionally, in conjunction with certain cost savings measures that were implemented during the Current Period in response to current market conditions, costs of revenue were impacted during the Current Period by inventory adjustments and reserve additions of $0.6 million, non-recurring severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland.

Other. Other costs were nominal for the Current Period compared to $30.4 million in the Prior Period, primarily due to the 2019 divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $13.1 million, or 14.7%, to $75.6 million for the Current Period compared to $88.6 million for the Prior Period, primarily due to a significant reduction in capital expenditures during recent quarters as well as a $1.7 million decrease related to the 2019 divestitures discussed above.

Gross (Loss) Profit

Gross profit decreased by $152.3 million, or 120.0%, to a gross loss of $25.3 million for the Current Period compared to a gross profit of $126.9 million for the Prior Period primarily due to lower revenue in all three segments resulting from decreased activity levels combined with decreased pricing that could not be fully offset with reductions in costs. Gross profit decreased by $123.5 million, $27.9 million and $15.1 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. This was partially offset by a $13.1 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (5.4%) and 12.5% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $28.1 million, or 32.3%, to $58.9 million for the Current Period compared to $87.0 million for the Prior Period. The decrease was primarily due to reductions of $7.8 million in equity-based compensation costs, $7.2 million in incentive compensation costs, $7.1 million lower wages and associated payroll taxes, $3.3 million in travel, meals and entertainment costs, $3.2 million in professional fees and $7.0 million of other expense reductions from cost cutting measures in response to lower oil prices. The decrease was partially offset by a $4.3 million increase in bad debt expense and $3.2 million of severance expense associated with cost savings measures implemented in response to current market conditions.

Impairment

Goodwill and trademark impairment costs were $276.0 million and $4.4 million in the Current Period and Prior Period, respectively. During the Current Period, all of our goodwill was impaired due to the significant decline in oil prices during the first quarter of 2020, coupled with the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark. During the Prior Period, we incurred $4.4 million of goodwill impairment in connection with divesting Affirm.

Impairment and abandonment of property and equipment costs were $7.9 million and $0.9 million in the Current Period and Prior Period, respectively. Current Period impairment costs were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and fresh water wells and obsolete machinery and equipment. Prior Period impairment costs related to the divestiture of our Canadian operations.

Lease Abandonment Costs

Lease abandonment costs were $2.5 million and $1.5 million in the Current Period and Prior Period, respectively. During the Current Period, lease abandonment costs were primarily related to newly abandoned properties associated with realignment and combining operational activity on fewer leased properties. The Prior Period costs were primarily due to early lease terminations in connection with the wind-down and divestiture of Canadian operations.

Net Interest Expense

Net interest expense decreased by $0.7 million, or 31.1%, to $1.6 million during the Current Period compared to $2.4 million in the Prior Period primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility since the Prior Period, partially offset by interest payments relating to sales tax audits covering prior years.

Net (Loss) Income

Net income decreased by $397.2 million, to a net loss of $380.5 million for the Current Period compared to net income of $16.6 million for the Prior Period primarily due to goodwill, trademark and fixed asset impairments and lower gross profit. This was partially offset by lower selling, general and administrative costs, lower losses on sales of property and equipment and lower interest expense.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures and plus/(minus) foreign currency losses/(gains). The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to the exclusion of some but not all items that affect the most directly comparable GAAP financial measures. One should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2019 Form 10-K.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net (loss) income	$(36,260)	$7,172	$(380,524)	$16,640
Interest expense, net	789	438	1,633	2,370
Income tax (benefit) expense	(201)	2,501	(495)	3,250
Depreciation and amortization	24,562	29,215	77,771	91,482
EBITDA	(11,110)	39,326	(301,615)	113,742
Impairment of goodwill and trademark(1)	—	—	276,016	4,396
Non-recurring severance expenses(1)	—	—	7,168	1,680
Impairment and abandonment of property and equipment(1)	—	49	7,910	942
Yard closure costs related to consolidating operations(1)	—	—	2,961	—
Non-cash loss on sale of assets or subsidiaries(2)	1,400	3,648	6,901	16,868
Lease abandonment costs(1)	672	238	2,493	1,494
Non-cash compensation expenses	2,242	3,566	4,058	11,874
Foreign currency (gain) loss, net	(13)	59	6	(268)
Non-recurring transaction costs(3)	527	2,025	3,150	3,099
Other non-recurring charges(3)	1,622	—	1,622	75
Adjusted EBITDA	$(4,660)	$48,911	$10,670	$153,902
(1)	For the Current Period, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil. For the Prior Quarter and Prior Period, these costs were due primarily to the dissolution of our divested service lines.
(2)	For the Current Quarter and Current Period, the losses were primarily due to sales of underutilized or obsolete property and equipment. For the Prior Quarter and Prior Period, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind-down of former service lines.
(3)	For the Current Quarter and Current Period, these costs were primarily related to certain subsidiaries acquired in the Rockwater merger. For the Prior Quarter and Prior Period, these costs primarily related to the dissolution of our divested service lines as well as certain rebranding costs.

EBITDA was ($11.1) million for the Current Quarter compared to $39.3 million for the Prior Quarter. The $50.4 million decrease in EBITDA was primarily driven by a decrease of $62.3 million in gross profit offset by a $11.3 million decrease in selling, general and administrative costs. Adjusted EBITDA was ($4.7) million for the Current Quarter compared to $48.9 million for the Prior Quarter. The $53.6 million decrease is primarily attributable to the items discussed above.

EBITDA was ($301.6) million for the Current Period compared to $113.7 million for the Prior Period. The $415.3 million decrease in EBITDA was primarily driven by a $271.6 million increase in goodwill and trademark impairment costs, a decrease of $165.3 million in gross profit, an increase of $7.0 million in impairment and abandonment of property and equipment costs and a $2.6 million accrual related to certain subsidiaries acquired in the Rockwater merger offset by a $28.1 million decrease in selling, general and administrative costs and a $6.5 million decrease in loss on sale of property and equipment. Adjusted EBITDA was $10.7 million for the Current Period compared to $153.9 million for the Prior Period. The $143.2 million decrease is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

The impacts of the COVID-19 pandemic on oil prices and the resulting sharp decline in U.S. onshore drilling and completion activity, and the uncertainty about the timing of a recovery, have already had, and will likely continue to have, a negative impact on our financial results in the coming quarters. We have taken and continue to take actions to manage costs and cash, including but not limited to significantly reducing headcount, cutting salaries, closing operational yards, reducing forecasted capital expenditures, streamlining operational and back-office functions, selling excess equipment, deferring payroll tax payments for the rest of 2020 in accordance with the CARES Act and deferring applicable lease payments.

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

As of September 30, 2020, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations and borrowings under our Credit Agreement. For a discussion of the Credit Agreement, see “—Credit Agreement” below. Although we cannot provide any assurance, we believe that our current cash balance, operating cash flow and available borrowings under our Credit Agreement will be sufficient to fund our operations for at least the next twelve months.

As of September 30, 2020, cash and cash equivalents totaled $185.4 million and we had approximately $48.0 million of available borrowing capacity under our Credit Agreement. As of September 30, 2020, the borrowing base under the Credit Agreement was $63.6 million, we had no outstanding borrowings and outstanding letters of credit totaling $15.6 million. The significant reduction in our borrowing base since December 31, 2019 was primarily driven by the meaningful reductions in our accounts receivable, which represent the primary collateral for the borrowing base, during the Current Period, due to largely successful collections efforts combined with significantly reduced revenue levels. As of November 2, 2020, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $73.3 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $57.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$119,828	$142,216	$(22,388)	(15.7)%
Net cash used in investing activities	(3,049)	(57,198)	54,149	94.7%
Net cash used in financing activities	(10,623)	(59,383)	48,760	82.1%
Subtotal	106,156	25,635
Effect of exchange rate changes on cash and cash equivalents	14	127	(113)	NM
Net increase in cash and cash equivalents	$106,170	$25,762

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2020 and 2019

Operating Activities. Net cash provided by operating activities was $119.8 million for the Current Period, compared to $142.2 million for the Prior Period. The $22.4 million decrease in net cash provided by operating activities related primarily to decreased net income resulting from the adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil, partially offset by increased cash inflows from reduced working capital balances.

Investing Activities. Net cash used in investing activities was $3.0 million for the Current Period, compared to $57.2 million for the Prior Period. The $54.1 million decrease in net cash used in investing activities was primarily due to a $67.3 million reduction in purchases of property and equipment, a $10.4 million reduction in acquisitions and a $1.9 million increase in proceeds received from sales of property and equipment partially offset by a $24.7 million decrease of proceeds primarily related to the divestiture and wind-down of our Affirm subsidiary and the sand hauling and Canadian operations as well as a $0.7 million working capital settlement in the Prior Period.

Financing Activities. Net cash used in financing activities was $10.6 million for the Current Period compared to $59.4 million for the Prior Period. The decrease in cash used in financing activities was primarily due to $45.0 million of net debt repayments in the Prior Period compared to zero in the Current Period and a $2.5 million decrease in repurchases of shares of Class A Common Stock during the Current Period.

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

We were in compliance with all debt covenants as of September 30, 2020.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 5—Leases in our 2019 Form 10-K for operating lease obligations as of December 31, 2019 and Note 9—Debt in Part I, Item 1 of this Quarterly Report for an update to our Credit Agreement as of September 30, 2020.

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

Off-Balance-Sheet Arrangements

As of September 30, 2020, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of activity for the U.S. oil and gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: global epidemics or pandemics, including the COVID-19 pandemic; the supply of and demand for oil and gas; current prices as well as expectations about future prices of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected decline in rates of current production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.

The level of activity in the U.S. oil and gas industry is historically volatile. Expected trends in oil and gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Sustained low oil and gas prices have affected, and will likely continue to affect, oil and gas drilling and completion activity and therefore, demand for our services. Sustained low oil and gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows, and we are currently experiencing the significant negative effects of the severe disruption in the oil and gas industry from the COVID-19 pandemic and other factors.

Interest Rate Risk

As of September 30, 2020, we had no outstanding borrowings under our Credit Agreement. As of November 2, 2020, we had no outstanding borrowings and approximately $57.7 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2016, Rockwater was notified by the U.S. Attorney’s Office for the Middle District of Pennsylvania that it is being investigated for altering emissions control systems on several of its vehicles. We are cooperating with the investigation and have determined that mechanics servicing our vehicle fleet may have installed software on certain vehicles and modified a few other vehicles to deactivate or bypass the factory-installed emissions control systems. At present, it appears that 31 vehicles in Pennsylvania were modified in this manner, apparently to improve vehicle performance and reliability. As a result of a company-wide investigation undertaken voluntarily and in cooperation with the U.S. Department of Justice, we have determined that approximately 30 additional company vehicles outside of Pennsylvania may have been altered. As of the date of the initiation of the investigation, we operated approximately 1,400 vehicles in the U.S., and the modified vehicles constituted less than 5% of our fleet at such time. We are cooperating with the U.S. Department of Justice in all aspects of the investigation and have instituted procedures to ensure that our mechanics do not tamper with or bypass any emissions control systems when they are performing vehicle maintenance, and we have also reached an agreement with the U.S. Department of Justice providing for either the restoration or removal from service of those vehicles that were modified. In December 2018, we met with the U.S. Attorney’s Office for the Middle District of Pennsylvania to begin discussions regarding a resolution of this matter and these discussions are ongoing. During the Current Quarter, we made an initial payment of $1.2 million and at this time, we do not believe the ultimate resolution of this matter will be material to the Company. See Note 10—Commitments and Contingencies in Part I, Item 1 of this Quarterly Report for further discussion of this investigation.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Reports for the quarters ended March 31, 2020 and June 30, 2020. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks, in addition to those described below and in our 2019 Form 10-K and our Quarterly Reports for the quarters ended March 31, 2020 and June 30, 2020, may materially and adversely affect our business, financial condition, cash flows and results of operations.

Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition. We expect capital spending by our customers to decrease for the remainder of 2020, relative to prior year levels, due to the impacts of the COVID-19 pandemic on demand for oil and reduced prices resulting from the current oversupply of oil.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and related capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of the COVID-19 pandemic. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the COVID-19 pandemic, contributed to a sharp drop in prices for oil in the first quarter of 2020 continuing into the second quarter of 2020. In April 2020, OPEC (which includes Saudi Arabia), Russia (together with OPEC and other allied producing countries, “OPEC+”) agreed to curtail oil production by approximately 10 million barrels per day. Further, some U.S. producers chose to shut-in or choke back production on specific wells to reduce production but the impact of these cuts on the market price for oil and natural gas remains uncertain. During the quarter ended September 30, 2020, the average WTI spot price was $40.89, versus an average price of $56.33 for the quarter ended September 30, 2019. While oil prices have improved since their lows in April 2020, closing at $40.05 on September 30, 2020, the continued impact of the COVID-19 pandemic and the associated impacts to oil demand will result in continued uncertainty around the near-term price of oil.

If oil and gas prices remain at current levels or continue to decline, our customers may further reduce their exploration, development and production activities and demand lower rates for our services or delay, modify, or terminate their use of our services. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower production spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example, multiple leading international and national oil companies, as well as public and private independent oil and gas producers, have reduced capital expenditures in 2020, and most of our customers have reduced their capital expenditures budget. Even in an environment of stronger oil and gas prices, reduced completion rates of new oil and gas production in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results, and they currently are doing so. If a recovery does not materialize and our customers fail to increase their capital spending, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges resulting from limited worksite access, remote work arrangements, performance of contracts and supply chain disruption;
●	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 pandemic;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, may cause disruptions to our business and operational plans, which may include (i) shortages of qualified employees in a given area, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees and (vi) reductions, delays or cancellations of planned operations by our customers. Additionally, these disruptions could negatively impact our financial results. For example, in response to the COVID-19 pandemic, we temporarily closed our corporate offices and restricted all non-critical personnel to work remotely for a period of time, reduced headcount and employee salaries both temporarily and permanently, closed certain yard locations, reduced third-party expenses, streamlined operations, reduced capital expenditures and recorded impairment expenses.

Further, the effects of the COVID-19 pandemic and concerns regarding its global spread have negatively impacted the global economy, reduced global oil demand, disrupted global supply chains and created significant volatility and disruption of financial and commodities markets, which could lead to our customers curtailing existing production due to lack of downstream demand or storage capacity as well as reducing or eliminating the number of wells completed in the near to medium term. Additionally, a significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, "stay-at-home" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and general mobility, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition, and we have experienced the negative impacts of such disruption since March 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below. The shares were repurchased to satisfy tax withholding obligations related to restricted stock previously awarded to certain of our former employees.

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	$—
September 1, 2020 to September 30, 2020	43,923	$5.41
Total	43,923	$5.41

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

**†10.1	Separation and Consulting Agreement by and between Select Energy Services, LLC and Mitchell M. Shauf, dated August 31, 2020.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: November 4, 2020	By:	/s/ Holli Ladhani
Holli Ladhani
President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer