Form 10-K
period 2020-12-31
Select Energy Services, Inc.
filed 2021-02-24
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2020 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $284.2 million. There were 86,437,630 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 22, 2021.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Annual Report on Form 10-K, as well as those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	following his inauguration on January 20, 2021, President Biden issued several executive orders and made other announcements which may negatively impact the future production of oil and natural gas in the United States (“U.S.”) and may adversely affect our future operations;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic, which has caused a sharp decline in economic activity in the U.S. and around the world, resulting in lower demand for oil and gas, oversupply and therefore lower oil and gas prices, to which our exploration and production (“E&P”) customers have responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had, and will likely continue to have, a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	our customers’ ability to complete and produce new wells;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown or delay in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline;
●	our ability to retain key management and employees;
●	our ability to hire and retain skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the United States or elsewhere;
●	the ability to source certain raw materials globally from economically advantaged sources;

●	accidents, weather, seasonality or other events affecting our business; and
●	the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Risk Factor Summary

Risks Related to Business Operations

●	Reductions in capital spending by the oil and gas industry in the U.S., including due to the impacts of the COVID-19 pandemic and reduced prices resulting from the current oversupply of oil, could negatively impact our business.
●	The widespread outbreak of any communicable disease, such as COVID-19, could reduce the demand for oil, ultimately reducing demand for our services.
●	Continued volatility in oil and/or natural gas prices may adversely affect the demand for our services.
●	Our key infrastructure assets in North Dakota and in New Mexico make us vulnerable to risks associated with conducting business in these regions.
●	Restrictions on the ability to procure water or changes in sourcing requirements could decrease demand for some of our services.
●	Regulatory and societal efforts to reduce fossil fuel use and associated carbon emissions could reduce demand for oil and natural gas, and thereby the demand for our services.
●	We have operated at a loss in the past, including in 2020, and there is no assurance of profitability in the future.
●	We may be subject to claims for personal injury and property damage.
●	We are subject to cybersecurity risks.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.
●	Disruptions in the transportation services of trucking companies transporting wastewater.
●	A significant increase in fuel prices may adversely affect our transportation costs.

Risks Related to Customers and Suppliers

●	Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs and negatively impact our financial results.

Risks Related to Compliance with Regulations

●	Legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing could result in operating restrictions, delays or cancellations in our customers’ operations, reducing demand for our services.
●	Our and our customers' operations are subject to a number of regulatory risks as a result of climate change initiatives.
●	Our chemical products are subject to regulations that tend to become more onerous over time, that could result in increased costs.

Risks Related to Personnel and Related Parties

●	Our industry typically experiences a high rate of employee turnover.
●	Transactions with related parties present possible conflicts of interest.

Risks Related to Our Capital Structure

●	Failure to maintain and enhance an effective system of internal controls could reduce the trading price of our common stock.
●	We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy.
●	Our Credit Agreement subjects us to various financial and other restrictive covenants.
●	Future sales of our equity securities may depress our share price or dilute your ownership.
●	Provisions in our governing documents and Delaware law may discourage takeover attempts.
●	SES Legacy Holdings, LLC (“Legacy Owner Holdco”) controls a significant percentage of our voting power.
●	Our amended and restated certificate of incorporation may limit certain corporate opportunities.

●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

Risks Related to Our Organizational Structure

●	We are a holding company and our sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”), which we are dependent upon for distributions and payments.
●	We are party to two tax receivable agreements (the “Tax Receivable Agreements”) that require payments for certain tax benefits, and such payment amounts could be significant.
●	In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits.
●	If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could experience tax inefficiencies.
●	Legacy Owner Holdco and existing and former owners of outstanding membership interests in SES Holdings prior to the December 2016 private placement of 16,100,000 shares of our Class A-1 common stock at $20.00 per share (the “Select 144A Offering”) and the related reorganization (“Legacy Owners”) may have interests that conflict with the interests of holders of the Class A common stock.
●	Our ability to use Rockwater’s U.S. federal net operating loss carryforwards (“NOLs”) may be limited.

General Risks

●	We may not be able to finance future growth of our operations or future acquisitions.
●	The growth of our business through acquisitions may expose us to various risks.
●	Our success depends on key members of our management.
●	We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.
●	We may be required to take a write-down of the carrying value of goodwill.

ITEM 1.              BUSINESS

Select Energy Services, Inc. and its consolidated subsidiaries (collectively referred to as “Select,” the “Company,” “we,” “us,” or “our”) is a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical products for use in oil and gas well completion and production operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Within the major shale plays in the U.S., we operate through three primary segments: Water Services, Water Infrastructure and Oilfield Chemicals.

Our Water Services segment, which contributed approximately 53% of our 2020 revenue and 60% of our 2019 revenue, provides the complex services needed to support new oil and gas well completions as well as ongoing production over the life of the well, including water transfer, flowback and well testing, water containment, fluids hauling, water monitoring and water network automation, as well as various on-site rental equipment and accommodation offerings. Through our patented WaterONE™ automation services and our AquaView® software platform, our Water Services segment also provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, increase safety and reduce the environmental footprint of their operations.

Our Water Infrastructure segment, which contributed approximately 21% of our 2020 revenue and 17% of our 2019 revenue, develops, builds and operates semi-permanent and permanent infrastructure solutions to support both new oil and gas well development as well as ongoing production activity, including water sourcing, recycling and disposal of water as well as the associated logistics. As our customers transition from appraisal to full-field development, our fixed infrastructure offerings can provide economies of scale that help reduce their capital expenditures and lease operating expenses over the life of the field. Water Infrastructure operations provide for both the delivery of and the takeaway and reuse of water enabled by a network of water sources, permanent pipeline infrastructure, semi-permanent pipeline infrastructure, fixed and mobile treatment and recycling facilities, earthen pits and saltwater disposal wells (“SWDs”).

Our Oilfield Chemicals segment, which contributed approximately 26% of our 2020 revenue and 21% of our 2019 revenue, develops, manufactures and provides a full suite of completion and production chemical products, water treatment solutions and services utilized in hydraulic fracturing, stimulation, cementing and related well completion and production processes. Our completion chemicals are sold primarily to leading pressure-pumping service companies and E&P companies in the U.S., to support well stimulation and completion. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our well chemical services provide customized water treatment and flow assurance solutions across the completion and production lifecycle. Additionally, through our FluidMatch™ solutions, we provide comprehensive testing and analysis of our customer’s application conditions, product chemistry and key performance requirements for oil and gas well completion fluid-system design. This process may include water profiling, application and fluid assessment, treatment assessment, product selection, optimization and customization.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to a significant and sustained growth in oil and natural gas production in the U.S. Advances in drilling and completion technology have propelled U.S. shale-oil production from about 500,000 barrels per day in 2010 to more than seven million barrels per day currently. While U.S. shale oil production has declined from the peak levels of more than nine million barrels per day seen before the COVID-19 pandemic, U.S. shale oil production has increased as a percentage of total global oil supply in the past year to approximately 8% of total global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to about 70 billion cubic feet per day currently, or more than 18% of global supply. This growth has dramatically impacted fundamental global supply and demand dynamics and has resulted in a generally balanced to over-supplied market in recent years. While demand for oil and natural gas has increased over the last ten years, demand is cyclical and subject to many factors. Over the course of 2020, the market was significantly impacted by demand declines driven by the economic disruption resulting from the COVID-19 pandemic. Demand for our services is largely influenced by the level of drilling and completion activity by E&P companies, which in turn depends largely on the current and anticipated profitability of developing oil and natural gas reserves. More specifically, demand for most of our services is driven primarily by the number of new well completions and the timing and type of well completions.

Water is essential to the development and completion of unconventional oil and gas wells, where producers rely on hydraulic fracturing to stimulate the production of oil and gas from low permeability subsurface rock formations. The modern hydraulic fracturing process involves the injection of large volumes of water and proppant (typically sand) together with chemicals, under high pressure, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Modern hydraulic fracturing involves complex, engineered, environmentally conscious solutions to produce oil and gas from tight geological formations in a cost effective manner.

The volume of water required to economically produce tight oil and gas reserves in the U.S. has grown dramatically in recent years and water and water-related services now comprise a meaningful portion of our customers’ drilling and completion budgets. For example, in 2010, the completion of a typical horizontal well could require roughly 75,000 barrels of water, but today, current horizontal well completion designs can call for in excess of 500,000 barrels for a single well. Our customers’ current, state-of-the-art multi-well pad development plans can require in excess of five million barrels to complete all of the wells on the pad. Significant mechanical, logistical, environmental and safety issues related to the transfer, blending and subsequent containment of such large volumes of water have increased both the total cost of water and related services and the complexity and importance of the services required. This trend has shifted many of our customers’ operational focus away from traditional small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally sound water-management solutions for the full extent of the water lifecycle.

These logistical challenges are typically met through a combination of temporary and permanent solutions utilizing pipe and hose infrastructure, combined with the development of a large-scale portfolio of water rights and impoundments, which significantly reduces the cost and environmental footprint compared to legacy solutions such as tank truck and frac tank operations. For a single representative multi-well pad that requires five million barrels of water, we can utilize our pipe and hose infrastructure solutions and eliminate the rough equivalent of 38,500 tank truck loads from the roads. This significantly reduces the capital expenditure costs for our customers while dramatically improving the safety of our operations, and reduces the environmental impact of our customers’ operations by limiting spills and diesel exhaust emissions, as well as the community impact of heavy vehicle traffic.

We also develop and source completion chemicals that are a key part of the U.S. production growth story. Completion chemicals are blended with water to improve the transport and placement of proppant in targeted zones within the producing formation. The induced fractures near the wellbore allow hydrocarbons to flow into the wellbore for extraction. Our team of chemists and research and development personnel work directly with our customers to support the optimization of their fracturing fluid systems through our FluidMatch™ solutions. Through laboratory and application experience, we apply our expertise in fracturing chemistry to develop, manufacture and supply a wide range of specialized and customizable products to our customers for their fracturing fluid systems.

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

As produced water volumes have significantly grown in recent years, logistical advancements similar to those seen in the delivery of source water volumes for new well completions have been developed for managing these produced water volumes. Increasingly, the transportation of these produced water volumes has shifted away from traditional tank truck operations and onto gathering pipeline infrastructure for disposal or reuse. This significantly reduces the lease operating costs for our customers over the life of a well, while also reducing the environmental impact of our customers’ operations by limiting spills and diesel exhaust emissions and reducing truck traffic in our local communities. We believe the industry will increasingly turn to specialized water solutions companies like us to help cost-effectively manage produced water in an environmentally responsible way.

Recent Developments

COVID-19 Pandemic

The U.S. oil and gas industry has been and continues to be significantly impacted by the COVID-19 pandemic. Beginning during the latter stages of the first quarter of 2020 and through the second quarter of 2020, demand for our services significantly declined, followed by a modest and gradual increase in demand in the second half of 2020, although still significantly below 2019 levels.

The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and stay-at-home and social distancing orders, have adversely impacted oil and gas prices and ultimately demand for our services.

While we have seen a recent increase in oil prices, we cannot predict how long these increases will last or when the negative impacts of the COVID-19 pandemic to demand for new oil and gas production will end.

The degree to which the pandemic impacts our financial condition and results of operations and the global economy depends on developments beyond our control, which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, the extent and effectiveness of containment actions, the availability and application of effective vaccines against COVID-19, effectiveness of government stimulus programs, potential future resurgence of COVID-19 or related strains, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that has resulted from the pandemic. See Item 15, Note 4—Impairments and Other Costs for additional discussion on the impact of COVID-19 on our operations and financial condition.

Permian Basin Recycling Facility Projects

We were recently awarded two new produced water recycling facility contracts serving key customers in the Permian Basin. Once completed, these state-of-the-art facilities will allow us to leverage our expertise in frac chemistry and fluid optimization to provide customers with a consistent water quality standard for use in completion activities. These investments will bring our total centralized produced water recycling capacity in the Permian Basin to approximately 250,000 barrels of water per day, which is supplemented by our mobile recycling technologies and capabilities that are currently supporting nearly 150,000 barrels per day of active produced water recycling projects.

We have commenced construction on the first facility, a new fixed infrastructure produced water recycling facility project serving the core of the Midland Basin in both Martin and Midland Counties, Texas. The Company expects to invest approximately $5 million in this facility, which should be fully operational by the end of the first quarter of 2021. This project is supported by a long-term contract with a leading, large independent operator in the Midland Basin for the purchase and delivery of recycled produced water. This facility will support the recycling of up to 50,000 barrels of water per day while providing 2 million barrels of recycled water storage capacity. Additional incremental capacity beyond the contracted volumes creates an additional opportunity for growth with the contracted customer, as well as the opportunity to further commercialize the facility to support the needs of other operators in the area.

We are also developing a centralized produced water recycling facility for a major integrated operator in Loving County, Texas in the Delaware Basin. This facility is designed to recycle up to 30,000 barrels of produced water per day and will be supported by 1 million barrels of adjacent recycled water storage capacity. We expect this facility to also be fully operational by the end of the first quarter of 2021. This project supplements the Company's sizable existing footprint of water storage, distribution and recycling infrastructure in the Delaware Basin.

Human Capital

As of December 31, 2020, we had approximately 2,000 employees and no unionized labor. We believe we have good relations with our employees.

We consider our employees vital to our success and are focused on attracting, developing and retaining the most qualified employees at all levels of our business. In particular, the quality of our customer service depends significantly on employee satisfaction and retention. We strive to create a productive and collaborative work environment for our employees.

To attract talent and meet the needs of our employees, we offer a competitive benefits package for regular, full-time employees including health benefits such as medical, dental and vision, welfare benefits such as life and accident insurance, and a qualified defined contribution plan to all eligible employees. We also provide our employees with resources for professional development including training, feedback and performance reviews from supervisors. Our human capital measures and objectives focus on several areas including, but not limited to, human rights and social responsibility, safety of our employees, employee development and training, and operational execution.

●	Human Rights: Select is committed to conducting business in a manner that respects all human rights. Select is committed to promoting and encouraging respect for people and fundamental freedoms for all without distinctions of any kind such as race, color, sex, language, religion, or political or other opinions. We are committed to partnering with personnel, business parties and other stakeholders directly linked to our operations that share our commitment to these same principles. We demonstrate this commitment in our employment practices, including through our Code of Conduct, our Equal Employment Opportunity Employer Policy, and our Anti-Harassment Policy, as well as through our policies on safety and security for our employees. Select supports diversity and inclusion by regularly reviewing its organizational culture with an eye towards instituting policies, procedures and practices to support such efforts. Additionally, our human resource department tracks and reviews metrics on the sex, age, and ethnicity of our employees to help ensure that current employees and prospective employees are treated fairly. Select provides several ways for individuals to raise concerns anonymously, including the 24-hour Employee Hotline, Whistleblower Hotline and Health Safety Security & Environment (“HSSE”) Hotline, which promotes quick and confidential remediation without fear of retaliation.
●	Safety: Select maintains a culture of safety, which we believe preserves the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards and performance. In addition, our safety recognition program incentivizes employees throughout our organization to focus on conducting operations in accordance with our strict safety standards. Further, we work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Lastly, when our employees identify a heightened safety risk, we respond quickly to mitigate the risk through communication, coordination and, if appropriate, a change in policy, procedures and training. We believe that our customers select their operational partners based in part on the quality of their safety and compliance records, and therefore, we will continue to make investments to be a market leader in this area. Select also empowers operational personnel with stop work authority (“SWA”) as a tool for helping ensure safety. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions. When SWA is employed, operations cease until the risk is addressed and both the employee and management agree that it is safe to resume work.
●	COVID-19: To protect Select’s workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the disease, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment. We empaneled a COVID-19 task force and created a COVID-19 rules of engagement instructional job aid that provides guidance on facemasks, social distancing, personal hygiene, engineering controls, administrative controls, specific rules for facilities and vehicles and a reporting mechanism.
●	Employee Development: Select encourages managers and supervisors at all levels to have frequent, open and constructive dialogue with their direct reports about job performance and performance improvement. In addition, managers and employees are directed to connect on employee well-being, performance, development and growth opportunities utilizing our informal feedback program in which twice a year, each of our employees answer four simple questions relating to their recent performance in relation to our core values and then have a one-on-one meeting with their direct supervisor to discuss such performance. With these and related practices, we strive for a culture of continuous improvement. During 2020, we had both mid-year and year-end employee performance improvement reviews with a completion rate of 93%, despite challenges related to the COVID-19 pandemic.
●	Operational Execution: It is critical that all Select employees that serve our customers are qualified and trained for their roles, understand our policies and work procedures, and receive the work direction necessary to operate safely. Site managers create daily, weekly and monthly plans for coordination of tasks and personnel. Our employees use standard operating procedures and best practices to standardize effective and consistent execution. Further, we employ a comprehensive mentor program, where more experienced employees provide guidance and instruction to less experienced employees and use videos to train and develop our operational personnel.

Competitive Strengths

We believe our ability to combine and integrate the complexities of our water and chemical-related services through both temporary, job-specific services and longer-term solutions that include investments in infrastructure gives us a competitive advantage and is the foundation of our business. We believe our broad geographic footprint, comprehensive suite of water services, inventory of water sources, advanced technology and semi-permanent and permanent pipeline infrastructure position us to be a leading provider of water solutions in all of the oil and gas plays that we serve. We have well-established field operations in what we believe to be core areas of many of the most active shale plays, basins and regions in the U.S., including the Permian, Bakken, Eagle Ford, Haynesville, Marcellus, Utica, Rockies and Mid-Continent (“MidCon”) regions. Our broad footprint enables us to service the majority of current domestic unconventional drilling and completion activity. We estimate that over 80% of all currently active U.S. onshore horizontal rigs are operating in our primary service areas. We believe that the vast majority of rigs that will be deployed in the near- to medium-term will be situated in these areas. In particular, we have established a strong position in the Permian Basin, which is presently our largest operating region, accounting for approximately 46% of our revenue in 2020 and 47% of our revenue in 2019.

Our Water Services segment focuses on supplying the services and customized, job-specific solutions needed as our customers’ completion activities move from location to location across the geographic footprint of their acreage over time. These services include the transportation, logistics and storage solutions needed to support the delivery of water to the wellsite for new well completions, the flowback and well testing services needed to manage the initial production phases of the well and the logistics services needed to manage the long-term produced water volumes associated with oil and gas production over the life of the well. We believe we are a market leader in providing comprehensive water-related services to the industry and we have dedicated significant resources to developing technology solutions to manage the needs of the increasingly complex needs of our customers across the water lifecycle.

We have invested significantly in our patented WaterONE™ and AquaView® suite of proprietary hardware and software applications for measuring, monitoring and automating our water services throughout the well lifecycle. Our suite of automated solutions include automated water transfer pumps, manifolds, proportioning systems and telemetry meter trailers. WaterONE™ provides true automation to gather, analyze and act on data in real-time – all without human intervention – giving operators the ability to remotely set and maintain or improve the operational control of their frac and produced water-related requirements. When our monitoring systems detect that certain defined thresholds set by our customers are out of desired range, our equipment sends out an alert and then, through dynamic machine learning, takes action to keep operations running safely and smoothly. This can include actions such as raising a pump’s RPM to maintain desired flow rates, adjusting valves in a proportioning system to maintain the desired water quality in real time while blending fresh, brackish, produced or otherwise impaired water sources or shutting down the system and valves completely in the event of a detected failure. In addition to reducing the risk of spills and injuries, our automated operations increase efficiency across the water transfer supply chain, reducing the risk of pressure spikes and increasing associated fuel efficiency, thereby significantly reducing overall fuel emissions. Our automation capabilities provide a safer, more efficient and cost-effective transfer, treatment and containment of produced or other lower quality water sources.

Within our AquaView® monitoring software systems, our solar-powered cellular and satellite-based remote-monitoring telemetry systems give our customers the ability to gain precise and accurate volumetric analyses of water sources and provide real-time data to our customers that is accessible 24/7 via computer, smart phone or tablet. Our Hydrographic Mapping Vessels (“HMVs”) use sonar, satellite, and compass technology to provide precise volumetric analyses of water sources. The HMVs are rapidly deployed, durable enough to handle flowback pits, and can navigate through tight spaces in natural ponds. Additionally, our AquaView® sensors give timely information about acid levels, water quality, temperature and flow rate to assure there is sufficient water at the right quality levels required by our customers and provide alarm notifications to prevent problems during the well completion. We believe that our investments in technology provide a significant competitive advantage for us relative to our smaller, regionally-focused competitors by delivering more reliable, efficient, and environmentally sound solutions, often at a lower overall cost.

Our Water Infrastructure segment develops water sources and the associated semi-permanent and permanent pipeline infrastructure to both meet our customers’ needs for source water for new well completions as well as their requirements for the gathering of flowback and produced water for either recycling for reuse or disposal. We believe that investments in infrastructure that serve multiple customers, when underwritten by longer-term contracts, lowers the cost of development for our customers, while reducing the overall environmental footprint and impact on the local communities. Additionally, the development of water infrastructure networks to serve multiple customers can improve the economics of produced water recycling and therefore reduce the demand for fresh water required in oil and gas operations while also reducing required disposal volumes.

To meet the water demands of our customers, we have secured access to significant volumes of water in key unconventional development areas. Water sources are often difficult to locate, acquire and permit, particularly in the quantities and at the locations needed for multi-well pad development programs. We have secured permits or long-term access rights to more than two billion barrels of water annually from hundreds of sources, including surface, subsurface, municipal and industrial sources, including produced water. We have also invested in significant pipeline infrastructure to support the delivery of water from our water sources, consisting of over 1,300 miles of both above-ground and buried pipeline, including key systems in the Delaware Basin in New Mexico and Texas and the Bakken shale in the Williston Basin in North Dakota. We continue to focus our efforts on the development of non-potable sources as well as the infrastructure and solutions required for the treatment and reuse of produced water. We have developed and maintained extensive relationships with landowners as well as local, state, tribal and federal authorities to ensure that we can sustainably meet both the economic and operational needs of our customers while responding to the concerns of the local communities in which we operate. We believe that our extensive relationships and regulatory expertise will continue to constitute a competitive advantage in identifying and securing additional sources of water in a responsible and sustainable manner.

Water is vital to the health, economic, and social well-being of the communities where we live and work. In support of industry-wide efforts to reduce the demand for fresh water for hydraulic fracturing, we have a dedicated team of specialists focused on developing and deploying innovative water treatment and reuse services for our customers. We strive to fully understand local water issues, and to develop sustainable solutions with a shared commitment to conservation. Working collaboratively with our customers, we are actively building recycling facilities in the Delaware and Midland basins and will continue to focus on recycling opportunities in all of the areas that we operate. Longer term, we believe our focus on commercialized solutions that connect multiple operators to strategic infrastructure that provides for greater use of treated produced water for new well completions will reduce the use of fresh water for hydraulic fracturing. By doing so, we also strive to both reduce the portion of produced water being reinjected into SWD’s over time and to reduce the industry’s need for fresh water.

We believe that greater use of produced water to reduce fresh water consumption will require collaboration with all stakeholders as we together develop water infrastructure networks to meet the needs of multiple operators. In addition to investing in pipelines and related infrastructure, Select offers mechanical and chemical solutions for treatment of produced water, and other non-potable water sources customized for our E&P customers’ complex fracturing fluid systems. We believe our expertise in utilizing chemical technologies in the water reclamation and conditioning process, combined with our chemical expertise in fracturing fluid system design, gives us a competitive advantage. For example, we offer a wide spectrum of bacterial control, aeration, proportioning and recycling technologies to condition source water or reuse flowback and produced water for hydraulic fracturing.

Additionally, we invest in gathering infrastructure to collect produced water, and we operate produced water disposal facilities in major U.S. shale plays with a permitted capacity of approximately 200,000 barrels/day (“bbl/d”) with an additional 850,000 bbl/d of permitted capacity available for development to support the disposal of produced water that cannot be reused for new well completions. This disposal capacity is critical to support reuse capabilities, as it provides an alternative outlet during times when limited completions activity in an area may not support additional water reuse demand.

In short, Select intends to play an important role in the advancement of sustainable water solutions that are designed to align the needs of the oil and gas industry with the sustainability goals of all stakeholders.

On November 1, 2017, the Company completed a merger with Rockwater (the “Rockwater Merger”) and the Oilfield Chemicals segment continues to operate primarily under our subsidiary, Rockwater Energy Solutions, LLC (“Rockwater LLC”). Our Oilfield Chemicals segment develops, manufactures and delivers a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. Our Completion Chemicals product lines support the fluid systems utilized primarily in the completion and development of unconventional resources. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies, and are provided to leading pressure pumping service companies and E&P operators in the U.S. The use of automated communications systems combined with direct-to-wellsite delivery ensures seamless product availability for our customers, while our chemical expertise enables us to deliver a customized suite of products to meet customers’ technical and economical product needs.

With our wide range of manufactured products and our expertise in fracturing chemistry, we believe we are well positioned to support our customers as fracturing chemistry evolves in the coming years in response to changes in technology and the evolution of frac water fluid systems. In addition to our chemical product offerings, we provide inventory management services, including procurement, warehousing and delivery services as well as a full suite of laboratory technologies and FluidMatch™ consultation services, including water analysis, quality control and assurance, additive compatibility analysis, solids analysis and stimulation recommendations. We have two primary manufacturing facilities in Texas, regional distribution centers and a logistics fleet supporting geographic regions in the Permian, MidCon, Bakken, Eagle Ford, Haynesville and Rockies. We introduced the first in-basin manufacturing facility of emulsion polymers (friction reducers) in our industry, strategically located in the Permian Basin, which provides the advantage of reducing our overall transportation costs of delivering finished goods to our customers within the basin.

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

Additionally, through our 2019 acquisition of a well chemical services business (“WCS”), we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services. We deliver customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. We provide disinfection treatment with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions. Our expertise allows us to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs across water qualities and fracturing fluid systems.

As mentioned under “⸺Human Capital” above, we maintain a culture focused on safety. With approximately 2,000 employees and operations spanning the U.S., we believe our commitment to foster a culture of safety and corporate responsibility is essential. Our employee base is made up of dedicated operational and technical professionals, including many with advanced degrees, professional licenses and project development experience, and diverse backgrounds in geology, geography, land management, petroleum, chemical and electrical engineering, computer science, environmental science, geographic information systems and regulatory affairs. In addition, we emphasize preserving the environment and our relationships with the communities in which we operate. We work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Further, we believe being a good corporate steward is strategic to our leadership in the oil and gas industry, and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our solutions significantly decrease the quantity of trucks on the road, thereby reducing fuel use and emissions and limiting the traffic footprint in the communities in which we operate. We believe that our customers will select their service providers based in part on the quality of their safety and compliance records and their ability to support their long-term Environmental, Social and Governance (“ESG”) goals and therefore, we will continue to make investments to be a market leader in these areas.

Description of Business Segments

We offer our services through the following three reportable segments: (i) Water Services, (ii) Water Infrastructure and (iii) Oilfield Chemicals.

Water Services Segment

Our Water Services segment consists of our services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

●	Water Transfer. We believe we are the largest provider of water transfer services to the industry. Our Water Transfer service line installs temporary above-ground pipeline systems that can be equipped with full automation to deliver water autonomously at high volumes and rates from a water source to water containment facilities (tanks and pits), or directly to the well. Our assets include more than 1,300 miles of layflat hose and temporary pipe and more than 1,000 high-rate water-transfer pumps and related equipment.

We install layflat hose as part of a flexible water transfer solution that can be customized to fit a specific project. Our layflat hose allows for quick, cost-effective deployment and removal of transfer assets with limited environmental disturbance and can be quickly redeployed for new projects, including projects in different geographic regions. Layflat hose has a significantly lower risk of spills than most other types of temporary jointed pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. Our layflat hose consists primarily of 10-inch and 12-inch diameter segments. Depending on the requirements of a project, layflat hose may run from a water source directly to a containment area, such as an above-ground pit or storage tank, or to a wellsite. Water can also be transferred from one containment area to another as part of managing a larger supply network. Our customers generally prefer layflat hose to alternative temporary piping options due to the cost-effectiveness, limited environmental impact, customizability and reduced risk of spills.

o	Water Network Automation. Our proprietary and industry leading automation technologies provide integrated water transfer solutions with automated pump operation, automated valve control, automated blending and proportioning capabilities, automated manifolds, level monitoring and data collection with analytics. We are able to provide our customers with increased visibility into their water inventories and usage, improving their efficiency and decreasing their costs. Our technology also provides us with the unique ability to detect potential issues and prevent them from occurring, as well as to reduce manpower and equipment on certain jobs, in turn mitigating safety and environmental risks while reducing overall fuel emissions.

●	Flowback and Well Testing. Our flowback and well testing services add value for our customers by providing well productivity data associated with our services, which include fracturing support, fracturing plug drill out, flaring operations, ventless flowback operations, sand management and production testing. We believe we are one of the largest providers of flowback and well testing services to the U.S. land industry and we are a seasoned operator within Environmental Protection Agency (“EPA”) emissions regulations, offering green completions through our mobile production facilities and electronic iron certifications through our proprietary Radio Frequency Identification System (“RFID”) system. Our green completions services utilize specialized, closed-loop tank ventilation combustion units that prevent the release of methane and vapors into the air during operations. This process safely contains and combusts flare gas, reducing the amount of emissions at the wellsite, going well beyond current EPA emissions regulations. These services require highly-trained personnel that specialize in our cutting-edge technologies and equipment.

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

●	Water Containment. We believe we are the largest provider of high-capacity aboveground water storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 60,000 barrels per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a low-cost containment alternative to fracturing tanks. ASTs can be set up as part of our Water Treatment and Recycling service offerings, which can be bundled with our Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and installed in one day, replacing the equivalent of eighty 500-barrel fracturing tanks and the associated truck traffic and emissions from the transportation of those fracturing tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We can also offer nested tanks for complete secondary containment.
●	Fluids Hauling. Our Fluids Hauling group operates as Tidal Logistics Inc. (“Tidal Logistics”), our subsidiary. This business transports and stores water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and hydrovac trucks and related assets, such as fracturing tanks. Currently, we own and lease approximately 200 tractor trailers and body load trucks with operations across the Permian, MidCon, Eagle Ford, Haynesville, and Rockies regions.
●	Water Monitoring. Our Water Monitoring services support the full scope of our Water Services offerings and include hydrographic mapping services, remote pit and tank monitoring, generator monitoring, leak detection and automation-equipment monitoring services, including transfer pumps, manifolds, blending and proportioning systems and telemetry meter trailers. These services securely track water assets and measure information such as flow rates, temperature, pressure and water qualities such as acidity and salinity, providing real-time data through our customized portals and alert systems which are accessible 24/7 via computer, smart phone or tablet.
●	Accommodations and Rentals. Our accommodations and rentals service line, operating under our subsidiary, Peak Oilfield Services, LLC, provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations in the U.S. onshore oil and gas industry. The services provided include fully furnished office and living quarters, freshwater supply and wastewater removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long-term rentals supporting field personnel.

Water Services Geographic Areas of Operation

We provide our Water Services offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Flowback and Well Testing	✓	✓	—	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Fluids Hauling	✓	✓	—	✓	—	✓	✓
Water Monitoring	✓	✓	✓	✓	✓	✓	✓
Accommodations and Rentals	✓	✓	—	✓	✓	✓	✓

Water Services Customers

Our Water Services customers primarily include major integrated and independent U.S. and international oil and gas producers.

Water Services Competition

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

Water Infrastructure Segment

Our Water Infrastructure segment is operated primarily under our subsidiary, Select Energy Services, LLC (“Select LLC”), and provides water sourcing, recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, semi-permanent pipeline infrastructure, earthen pits, water sources and SWDs.

Water Infrastructure Service Lines

Our Water Infrastructure segment is divided into the following service lines:

●	Water Sourcing. Our Water Sourcing service line provides water, permitting and, in some instances, necessary logistics required by our E&P customers to support their drilling and completion operations. Our sourcing efforts include identifying, developing and obtaining the right to use water from a variety of sources, including surface, subsurface, industrial, municipal and produced water. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights in excess of two billion barrels of water annually from hundreds of strategically-located sources.
o	Water Treatment & Recycling. Our Water Treatment & Recycling business provides tailored solutions to fit specific customer water quality and delivery needs. We utilize both standard and proprietary processes and technology, including mechanical and chemical technologies, that provide high-quality, large volume throughput and cost-optimized solutions for our E&P customers. These solutions are largely designed for the recycling and reuse of flowback and produced water to meet a customer’s well completion water needs. We provide our customers with high-quality completion water volumes while reducing the need to source fresh water as well as reducing the need for disposal into SWDs. Our recycling operations consist of temporary, semi-permanent and permanent infrastructure, including above-ground and in-ground containment along with treatment processing assets and facilities, capable of recycling large volumes of produced water for reuse in the hydraulic fracturing process.
●	Pipelines & Logistics. We have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography. In many instances, we also provide the associated logistics needed to deliver the water directly to our customers’ wellsites. We have developed pipeline systems in the Northern Delaware Basin of the Permian Basin in Texas and New Mexico, the Bakken in North Dakota and the Haynesville in northern Louisiana.
o	Permian: We have significant Permian Basin infrastructure, primarily in the Northern Delaware Basin in New Mexico, but also in the Southern Delaware Basin and the Midland Basin in Texas. The acquisition in March 2017 of Gregory Rockhouse Ranch, Inc. (the “GRR Acquisition”) and certain other affiliated entities and assets (collectively, the “GRR Entities”), added a vast array of brackish and effluent water sources and significant water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the Northern Delaware Basin portion of the Permian Basin. In 2019, we expanded our Northern Delaware Basin water infrastructure with the construction of a large diameter, 40-mile pipeline system that delivers drilling and completion water required by our customers in New Mexico’s Lea and Eddy Counties, as well as provides the ability to transport produced water resulting from oil and gas production to recycling facilities or to disposal wells. This new system expansion is supported by a five-year take-or-pay contract with a major international integrated oil company for the purchase and delivery of 75 million barrels of water in total beginning in December 2019.
o	Bakken: We have three permits that enable us to withdraw up to 192 million barrels of water annually from the Missouri River and Lake Sakakawea in North Dakota. Water access cannot be easily replicated on Lake Sakakawea today as there are multiple environmental and regulatory conditions that must be met before an industrial water intake location can be built. New permits will also not be granted within 25 miles of an intake location associated with an existing permit. We have three of the five existing permits off Lake Sakakawea. To develop these water rights, we constructed, own and operate two large diameter pipeline systems that provide drilling and completion water to support oil and gas activity in McKenzie County, North Dakota. These two systems consist of pump stations and approximately 88 miles of underground pipe, of which we own 38 miles and have contractual rights to access the remaining 50 miles. We are evaluating the development of a third pipeline system that would serve Williams County and western Mountrail County. The development of the third permit would allow us to better utilize our full annual allotment of water across the three pipeline systems.
●	Fluid Disposal. We currently operate eight SWDs with total daily maximum permitted disposal capacity of approximately 200,000 bpd. Our active SWDs are located in the Eagle Ford (4), Permian (1), Haynesville (1), MidCon (1) and Rockies (1) regions. Additionally, we have over 850,000 bpd of additional permitted, undeveloped disposal capacity as well as a significant backlog of pending permits. We dispose of both flowback water produced from hydraulic fracturing operations as well as naturally-occurring produced water that is extracted during the oil and natural gas production process. Volumes are transported to our SWDs for disposal by means of both owned and third-party gathering pipelines, as well as through owned and third-party fluid-hauling trucks.

Water Infrastructure Geographic Areas of Operation

We provide our Water Infrastructure offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	✓	✓	✓
Pipelines Systems & Associated Logistics	✓	—	✓	—	—	✓	—
Fluid Disposal	✓	✓	—	✓	—	✓	✓

Water Infrastructure Customers

Our Water Infrastructure customers primarily include major integrated and independent U.S. and international oil and gas producers.

Water Infrastructure Competition

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

Oilfield Chemicals Segment

Our Oilfield Chemicals segment is operated primarily under our subsidiary, Rockwater LLC. We develop, manufacture and provide a full suite of completion and production chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. We sell completion chemicals primarily to leading pressure-pumping service companies and E&P operators in the U.S. Our production chemicals are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our well chemical services service line provides customized water treatment and flow assurance solutions to our customers.

Oilfield Chemicals Service Lines

Our Oilfield Chemicals segment is divided into the following services lines:

●	Completion Chemicals. Through our Completion Chemicals service line we develop, manufacture and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our product lines support the three major types of well completions used in shale oil and gas development today (cross-linked gel frac, linear fracs and slickwater fracs). We can provide 24/7/365 time-critical logistical support to our customers. Our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct-to-wellsite delivery to ensure seamless product availability for our customers. With our expertise in fracturing chemistry, we can develop customized products to meet customers’ frac-fluid system requirements. We have one primary manufacturing facility in the Permian Basin of Texas, four regional distribution centers, approximately 35 heavy chemical transport trucks and approximately 221 on-site storage and transport trailers.
●	Production Chemicals. Through our Production Chemicals service line, we help our customers analyze well performance issues and develop engineered chemical solutions to enhance production and well performance and reduce production costs. We have one primary manufacturing facility in the Permian Basin in Texas. We serve the Permian, Eagle Ford, MidCon and Rockies markets and we offer analytical services as well as lab and field support through 15 field locations. Our products include production-enhancing chemicals, ancillary oilfield services, including corrosion and scale monitoring, chemical inventory management, well failure analysis, and lab services. In the Permian, our centrally located lab provides complete water and bacteria analysis through the well lifecycle beginning with fracturing water through the production cycle. Our strategy is to provide basin-specific production chemicals solutions that lower our customers’ costs and increase their production. Our products help our customers mitigate scaling, corrosion, hydrogen sulfide and paraffin build-up problems. This service line allows us to help our customers manage well performance and costs over the lifecycle of a well. We believe our Production Chemicals service line complements our Water Services and Water Infrastructure segments by expanding our relationships with key customers and pulling through other services. Our Production Chemicals business works closely with our Completions Chemicals service line, for example, when advising customers on the fluid systems best suited for a particular well when it transitions from completion to production.
●	Well Chemical Services. Through our Well Chemical Services service line, we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services in the U.S. land market. Our chemical experts provide pre-treatment water sampling, analysis and testing to determine a water’s chemistry, then design the most effective fracturing fluid system. The WCS team delivers customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. WCS provides disinfection treatment based on proven chlorine dioxide (ClO2) technology, with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions. This service neutralizes microorganisms, hydrogen sulfide (H2S), iron sulfide, phenols, mercaptans, and polymers in the surface water. Our highly mobile solids removal units offer a flexible, economic solution compared to permanently installed equipment, which may not be ideal for every application. These units, which can treat up to 10,000 barrels of water per day, are simple to set up, have low energy consumption rates, and have a small operating footprint, making them suitable for nearly any wellsite. WCS provides optimized flow assurance solutions through patented solid inhibitors, which prevent downhole deposition and tubular damage while increasing production and decreasing non-productive time. These products inhibit scale, paraffin, asphaltenes, iron sulfide and salt while also counteracting bacteria and corrosion. Our WCS team works closely with both our Completions Chemicals and Production Chemicals service lines as well as our water treatment and recycling teams within our Water Services and Water Infrastructure segments to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs.

Oilfield Chemicals Geographic Areas of Operation

We provide Oilfield Chemicals services in most of the major unconventional shale plays in the continental U.S. In the chart below, a “✓” indicates that we offer the service line in the indicated geographic region.

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Haynesville	Rockies
Completion Chemicals	✓	✓	✓	✓	✓	✓
Production Chemicals	✓	✓	—	✓	✓	—
Well Chemical Services	✓	✓	✓	✓	—	✓

Oilfield Chemicals Customers

Our Oilfield Chemicals customers primarily include pressure pumpers, along with major integrated and independent U.S. and international oil and gas producers.

Oilfield Chemicals Competition

The Oilfield Chemicals business is highly competitive. Our competitors include both large manufacturers and companies that are pure distributors of commodities and specialty chemicals. We believe that the principal competitive factors in the markets we serve are technical expertise, manufacturing capacity, workforce competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate ourselves from our competitors by delivering high-quality services and solutions, coupled with superior execution and operating efficiency in a safe working environment. Additionally, many of our competitors focus on serving multiple industries outside of oil and gas, and therefore we believe our dedicated focus on the oil and gas industry and in-basin manufacturing capabilities provides a competitive advantage. We also believe our expertise in water management provides a competitive advantage that allows us to assess and optimize our chemical solutions in a unique manner.

Significant Customers

There were no customers that accounted for 10% or more of our consolidated revenues for the year ended December 31, 2020.

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

Our marketing activities are performed by an internal marketing group with input from key executives. We intend to build and maintain a well-recognized brand in the oil and gas industry through multiple media outlets including our website, blog and social media accounts, radio, print and billboard advertisements, and various industry-specific conferences, publications and lectures.

Environmental and Occupational Safety and Health Matters

Our water-related operations in support of oil and gas exploration, development and production activities pursued by our customers are subject to stringent and comprehensive federal, state, provincial and local laws and regulations in the U.S. governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, performance or expansion of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

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

The trend in U.S. environmental regulation, which regulation is expected to be bolstered by the recent change in presidential administration, is typically to place more restrictions and limitations on activities that may affect the environment, and thus any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water-management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Historically, our environmental compliance costs in the U.S. have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. Our customers may also incur increased costs or restrictions, delays or cancellations in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.

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

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the OSHA. These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama Administration published a final rule that would significantly expand the scope of the CWA’s jurisdiction over waters of the U.S. However, the EPA and the Corps under the Trump Administration issued a final rule, made effective in December 2019, that repealed the 2015 rule and they also published a final rule in April 2020 re-defining the term “waters of the United States” as applied under the Clean Water Act and narrowing the scope of waters subject to federal regulation. The April 2020 final rule is subject to various pending legal challenges; moreover, there is an expectation that the Biden Administration will review and may reconsider this April 2020 final rule. If the EPA and the Corps under the Biden Administration revises the April 2020 final rule in a manner similar to or more stringent than the original 2015 final rule, or if any challenge to the April 2020 final rule is successful, the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations could again be expanded. Any such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations. These results may consequently reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the U.S. The OPA applies to vessels, offshore facilities, and onshore facilities, including E&P facilities that may affect waters of the U.S. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also currently limits the liability of a responsible party for economic damages, excluding all oil spill response costs, to $137.7 million; although this limit does not apply if the spill was caused by gross negligence or willful misconduct, resulted from violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the U.S.

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

In response to these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completions seismicity guidelines in late 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. The Texas Railroad Commission adopted similar rules in Texas. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has, from time to time, issued orders limiting future increases in the volume of oil and gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state. An additional consequence of this seismic activity is lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Moreover, in 2016, the federal Bureau of Land Management (“BLM”) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Litigation challenging the BLM's 2016 final rule as well as its 2018 final rule rescinding the 2016 rule has been pursued by various states and industry and environmental groups. While a California federal court vacated the 2018 final rule in July 2020, a Wyoming federal court subsequently vacated the 2016 final rule in October 2020 and, accordingly, the 2016 final rule is no longer in effect but the Wyoming decision is expected to be appealed. Moreover, it is expected that the BLM under the Biden Administration will seek to pursue regulatory initiatives that regulate hydraulic fracturing activities on federal lands. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

While the U.S. Congress has from time to time considered but refused to adopt federal regulation of hydraulic fracturing, with President Biden taking office and the shift in party control of the U.S. Senate in January 2021, there is a possibility that a Biden Administration will pursue such legislation. In addition to proposed revisions of existing laws and regulations, President Biden has issued, and may continue to issue, executive orders that reflect a regulatory agenda targeting the industry’s hydraulic fracturing activities. Moreover, some state and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states where we or our customers operate. For example, Texas, Oklahoma, California, Ohio, Pennsylvania and North Dakota, among others, have adopted regulations that impose stringent permitting, disclosure, disposal and well-construction requirements on hydraulic fracturing operations. States could also elect to place certain prohibitions on hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, as certain local governments in California have done. Other states, such as Texas, Oklahoma and Ohio have taken steps to limit the authority of local governments to regulate oil and gas development.

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

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued attainment/nonattainment designations and, more recently in August 2020, the EPA under the Trump Administration published notice of a proposed action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

Climate Change. The threat of climate change continues to attract considerable attention from the public and policymakers in the United States and around the world. As a result, numerous proposals have been made, and more are likely forthcoming at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of executive, regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has announced plans to take action with regards to climate change, has already signed several executive orders to this effect in January 2021 and, with control of Congress shifting in January 2021, is expected to pursue legislative as well as other executive and regulatory initiatives in the future to limit GHG emissions. Moreover, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. In recent years, there has been considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. The EPA under the Obama Administration published final regulations under the CAA establishing performance standards in 2016, but since that time the EPA under the Trump Administration had undertaken several measures to delay implementation of the methane standards, including issuing final policy amendments to the final 2016 rule in September 2020 that, among other things, rescinded the methane standards previously applicable to sources in the production and processing segments. Various industry and environmental groups are separately challenging both the 2016 standards and the September 2020 final policy amendments. Separate from those regulatory efforts, President Biden issued an executive order on January 20, 2021 that, among other things, called for issuance of proposed rules by no later than September 2021 that would restore Obama-era rules for methane standards applicable to new, modified, and reconstructed sources by suspending, revising or rescinding the EPA’s September 2020 final rule and that would establish new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement under the Trump Administration, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals, which could require us or our customers to incur increased, potentially significant, costs to comply with such requirements.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. Beyond the Biden Administration’s recommitting the United States to the Paris Agreement and proposing to re-instate the Obama methane standards, on January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. Building on this suspension, President Biden issued an executive order on January 27, 2021 that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. The January 20, 2021 and January 27, 2021 orders do not apply to existing leases and the January 27, 2021 order further directs applicable agencies to take measures to ensure, to the extent consistent with applicable law, that federal funding is not directly subsidizing fossil fuels, with a further objective of eliminating fossil fuel subsidies from federal budget requests beginning in federal Fiscal Year 2022. In response, one industry group has already challenged President Biden’s January 27, 2021 order for “indefinitely suspending the federal oil and gas leasing program” in a federal court in Wyoming.

Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. There are also increasing financial risks for fossil fuel producers as well as other companies handling fossil fuels, including owners of terminals, pipelines and refineries, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies.

Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have a material adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

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

Seasonality

Our results of operations have historically been adversely affected by seasonal declines in the activity levels of our customers, typically in the fourth quarter, related to holidays, inclement winter weather and in some years the exhaustion of our customers’ annual drilling and completions capital expenditure budgets.

Intellectual Property

Protection of our products and processes is important to our businesses. We own numerous patents and, where appropriate, we file patent applications for new products and technologies. For example, we use our AquaView® technology to quantify volumes and flow rates to verify current and potential water availability and volumes when analyzing a new water source. We also currently own multiple U.S. patents relating to completions technology including borate cross-linkers, slurry monitoring systems and others. We also have a robust program to seek patents on new developments. We have a meaningful backlog of pending patents, including a proprietary water analytics and automation tool, as well as creating fracturing fluids with produced water, evaporation methodologies, cross-linker/breaker mechanisms and liquid distribution metering systems. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

Risks Related to Our Business Operations

Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition. Capital spending by our customers decreased during 2020, relative to prior year levels, due to the impacts of the COVID-19 pandemic on demand for oil and reduced prices resulting from the current oversupply of oil[, and we expect such decreased levels to continue in 2021.

Demand for our services is directly affected by current and anticipated oil and natural gas prices and related capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile, particularly in light of the impacts of the COVID-19 pandemic. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the COVID-19 pandemic, contributed to a sharp drop in prices for oil in the first quarter of 2020 continuing into the second quarter of 2020. In April 2020, OPEC+ agreed to curtail oil production by approximately 10 million barrels per day in a coordinated effort to bring supply into better alignment with demand and thereby support the price of oil. During the year ended December 31, 2020, the average WTI spot price was $39.16, versus an average price of $56.99 for the year ended December 31, 2019. While oil prices have increased significantly since their lows in April 2020, the continued impact of the COVID-19 pandemic and the associated impacts to global oil demand will result in continued uncertainty around the near-term price of oil.

Volatility in or sub-economic oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example, multiple leading international and national oil companies, as well as public and private independent oil and gas producers, reduced capital expenditures in 2020, and many of our customers have reduced their capital expenditures budget for 2021. Even in an environment of stronger oil and gas prices, fewer oil and gas well completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results, as they did in 2020 and may continue to do so into 2021. If the demand for our services does not recover to pre-pandemic levels, our liquidity, results of operations and financial condition may be adversely affected.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges resulting from limited worksite access, remote work arrangements, performance of contracts and supply chain disruption;
●	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 pandemic;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	political or civil unrest in the United States or elsewhere;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

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

If volatility in oil prices or natural gas prices continues, the demand for our services could be adversely affected.

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

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During 2020, the West Texas Intermediate (“WTI”) price for oil has ranged from less than zero to $63.27 per Bbl. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Recent volatility in oil and gas prices and pressure from investors has led, and may continue to lead, our customers to implement a more disciplined capital spending strategy. This disciplined approach has led to, and could continue to result in, reduced demand for our services and cause our customers to demand lower rates for our services, which could materially and adversely affect our results of operation.

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

Because of the key nature of these permits and water infrastructure within the Bakken, the success and profitability of our business may be disproportionately exposed to factors impacting this region. These factors include, among others: (i) the prices of, and associated costs to produce, crude oil and gas from wells in the Bakken and other regional supply and demand factors (including the generally higher cost nature of production in the Bakken compared to other major shale plays and the pricing differentials that exist in the Bakken because of transportation constraints); (ii) the amount of exploration, development and production activities of our Bakken customers and their spending on our services; (iii) our ability to keep and maintain our governmental water permits; (iv) the cost of operations and the prices we can charge our customers in this region; and (v) the availability of equipment, supplies, and labor. Although we currently have secured key permits for water in this region, if we were to lose our water rights for any reason, including termination by the government upon the occurrence of a material breach, including nonpayment and default in performance, unexpected adverse environmental impacts, or our competitors were able to secure equivalent rights, our business could be materially harmed. In addition, our operations in the Bakken field may be adversely affected by severe weather events such as floods, blizzards, ice storms and tornadoes. For the years ended December 31, 2020, 2019 and 2018, our Bakken operations represented 6.4%, 7.1% and 9.9%, respectively, of our revenues. The concentration of our water permits and significant infrastructure assets in North Dakota also increases our exposure to changes in local laws and regulations, including those designed to protect wildlife and unexpected events that may occur in this region such as seismic events, industrial accidents or labor difficulties. Any of the risks described above could have an adverse effect on our financial condition, results of operations and cash flows.

Additionally, with the acquisition of Gregory Rockhouse Ranch, Inc. in March 2017 and the completion of our New Mexico pipeline in November 2019, we have bolstered our water and water-related services to our customers in New Mexico. We expect to further develop those water and water-related services in the state in the future but the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado, for which discovery is continuing in January 2021 and is expected to be tried by a special master in 2021. In this lawsuit, Texas is alleging that New Mexico is unlawfully allowing diversion of Rio Grande surface water, including groundwater hydrologically connected to the Rio Grande, and thereby depriving Texas of the full amount of Rio Grande water it is due under the Rio Grande Compact, which agreement was created in 1938 to ensure that the two states and the state of Colorado would get their fair share of water from the river. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

Restrictions on the ability to procure water or changes in water sourcing requirements could decrease the demand for our water-related services.

Our business includes water transfer for use in our customers’ oil and gas E&P activities. Our access to the water we supply may be limited due to prolonged drought or our inability to acquire or maintain water sourcing permits or other rights. In addition, some state and local governmental authorities have begun to monitor or restrict the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. For instance, some states require E&P companies to report certain information regarding the water they use for hydraulic fracturing and to monitor the quality of groundwater surrounding some wells stimulated by hydraulic fracturing. Any such decrease in the availability of water, or demand for water services, could adversely affect our business and results of operations.

Fuel conservation measures could reduce demand for oil and natural gas which would, in turn, reduce the demand for our services.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of declining demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.

We may be unable to implement price increases or maintain existing prices on our core services.

We periodically seek to increase the prices on our services to offset rising costs and to improve returns on investment for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new water transfer equipment, fluid hauling trucks and pipelines, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

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

We have operated at a loss in the past, including in 2020, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses, including in 2020. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

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

The oilfield water management business is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis. Some of our larger diversified competitors have a similarly broad geographic scope, as well as greater financial and other resources than us, while others focus on specific basins only and may have locally competitive cost efficiencies as a result. Additionally, there may be new companies that enter our markets, or our existing and potential customers may choose to develop their own water management solutions. Our ability to maintain current revenue and cash flows, and our ability to expand our operations, could be adversely affected by the activities of our competitors and our customers. We may be unable to effectively compete if our competitors substantially increase the resources they devote to the development and marketing of the services that we offer, or substantially decrease the prices at which they offer their services. If our existing and potential customers develop their own water solutions, we may not be able to effectively replace that revenue. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

The oil and gas services industry is intensely competitive, and in certain businesses we compete with other companies that have greater resources than us. Many of our larger competitors provide a broader base of services on a regional, national or worldwide basis. These companies may have a greater ability to continue oilfield service activities during periods of low commodity prices, to contract for equipment, to secure trained personnel, to secure contracts and permits and to absorb the burden of present and future federal, state, provincial, local and other laws and regulations (as applicable). Any inability to compete effectively with larger companies could have a material adverse impact on our financial condition and results of operations.

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

Delays or restrictions in obtaining permits by us for our operations or by our E&P customers for their operations could impair our business.

Our operations and the operations of our E&P customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundment tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Moreover, President Biden has indicated his intent to restrict hydraulic fracturing on federal lands through delays or bans on issuance of drilling permits on such lands and his administration may pursue regulatory initiatives, executive actions and legislation in support of his regulatory agenda. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on possible actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas services industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber attacks may not be sufficient to cover all the losses we may experience as a result of such cyber attacks.

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

Technology advancements in well service technologies, including those involving the replacement of water in fracturing fluid, could have a material adverse effect on our business, financial condition and results of operations.

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

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. The COVID-19 pandemic has created global uncertainty that has negatively affected our business and industry and will continue to do so. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, all or a portion of our service contracts could be cancelled at significant expense or loss of expected revenues to us if a customer was to enter into bankruptcy.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our liquidity, results of operations and financial condition. Any interruption in our services due to pipeline breakdowns or necessary maintenance or repairs could reduce sales revenues and earnings. In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

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

A terrorist attack, armed conflict or unrest could harm our business.

The occurrence or threat of terrorist attacks in the U.S. or other countries, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, and political or civil unrest in the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of such terrorist attacks or unrest, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

The adoption of more stringent trucking legislation or regulations may increase our costs and could have an adverse effect on our liquidity, results of operations, and financial condition.

In connection with the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. DOT and analogous state agencies, which govern such activities as the authorization to engage in motor carrier operations and regulatory safety. The trucking industry is subject to possible legislative and regulatory changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

Moreover, from time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely affect the recruitment of drivers. Management cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted. We may be required to increase operating expenses or capital expenditures in order to comply with any new laws, regulations or other restrictions. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on the DOT and associated trucking matters.

Disruptions in the transportation services of trucking companies transporting wastewater and other oilfield products could have an adverse effect on our results.

We use trucks to transport some produced water to our wastewater disposal facilities. In recent years, certain states, such as North Dakota and Texas, and certain state counties have increased enforcement of weight limits on trucks used to transport raw materials on their public roads. It is possible that the states, counties and municipalities in which we operate our business may modify their laws or regulations to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and regulations and associated enforcement efforts could result in delays, and increased costs, with respect to the transport of produced water to our wastewater disposal facilities, which may either increase our operating costs or reduce the amount of produced water transported to our facilities. Such developments could decrease our operating margins or amounts of produced water and thereby have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Customers and Suppliers

The deterioration of the financial condition of our customers could adversely affect our business.

During times when the gas or crude oil markets weaken, including during 2020 as a result of the COVID-19 pandemic and other factors, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, all or a portion of our service contracts could be cancelled at significant expense or loss of expected revenues to us if a customer was to enter into bankruptcy.

Disruptions in production at our chemical manufacturing facilities may have a material adverse impact on our business, results of operations and/or financial condition.

Chemical manufacturing facilities in our industry are subject to outages and other disruptions. Serious disruptions at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenue and increase our costs and expenses. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political or civil unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Moreover, alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

Unplanned production disruptions may occur for external reasons including natural disasters, world health events, such as the COVID-19 pandemic, weather, disease, strikes, transportation interruption, government regulation, political or civil unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Any such production disruption could have a material impact on our operations, operating results and financial condition.

Additionally, we rely on a number of vendors, suppliers, and in some cases sole-source suppliers, service providers, toll manufacturers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities that we need to operate our business. If the business of these third parties is disrupted, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our chemical products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Unsatisfactory safety performance may negatively affect our E&P customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing E&P customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third-party services. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third-party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or add inexperienced personnel. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on worker safety matters.

Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs that we may be unable to pass on to our customers, which could reduce profitability.

We purchase a substantial portion of our raw materials for our chemicals business from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements provide us only limited protection against price volatility because they are entered into either on a short-term basis or are longer-term volume contracts, which provide for market-based pricing renegotiated several times per year. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contractual product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, we may not be able to obtain suitable or cost-effective substitutes. We may also experience higher operating costs such as energy or transportation costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher production costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Risks Related to Compliance with Regulations

Laws, regulations, executive actions and other regulatory initiatives in the U.S. relating to hydraulic fracturing could increase our costs of doing business and result in additional operating restrictions, delays or cancellations in the drilling and completion of oil and gas wells, or possible restrictions on the performance of hydraulic fracturing that may reduce demand for our services and could have a material adverse effect on our liquidity, results of operations and financial condition.

Although we do not directly engage in hydraulic fracturing, our operations support many of our E&P customers in such activities. The practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. Additionally, with concerns about seismic activity being triggered by the injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on these hydraulic fracturing and seismicity matters.

The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing, seismic activities or leasing activities on federal properties could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, results of operations, and financial condition.

Our and our E&P customers' operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation, and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the U.S. and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our E&P customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation, executive actions or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our customers restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues.

Our chemical products are subject to stringent chemical control laws that could result in increased costs on our business.

We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as the TSCA. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. Any new restrictions on the development of new products or use of existing products, increases in regulation of those products, or disclosure of confidential, competitive information relating to the products could have an adverse effect on our operations and our cost of doing business. Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on chemical product use and safety.

In the future, we may face increased obligations relating to the closing of our wastewater disposal facilities and may be required to provide an increased level of financial assurance to guarantee that the appropriate closure activities will occur for a wastewater disposal facility.

Our ability to obtain permits to own or operate wastewater disposal facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address remediation and closure obligations.

As we acquire additional wastewater disposal facilities or expand our existing wastewater disposal facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing wastewater disposal facilities. Moreover, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing wastewater disposal facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future wastewater disposal facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and adversely affect our business, financial condition and results of operations.

Changes in U.S. and international trade policies, particularly involving China, may adversely impact our business and operating results.

Though a comprehensive trade agreement was signed in 2020, the U.S. government has previously imposed tariffs affecting certain goods produced in China. A portion of the chemicals we use originate in China and are sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs and reduce profitability. Additionally, delays or interruptions in the supply of some chemicals for any reason could impact our ability to generate chemicals revenue. If we are forced to source chemicals currently originating in China from other countries, such compounds might be more expensive, inferior in quality, or take longer to source. If we incur higher costs that we cannot pass on to our customers or if we are unable to adequately replace the chemicals we currently source with chemicals produced elsewhere, our business could be adversely affected.

Legislation or regulatory initiatives intended to address seismic activity associated with oilfield wastewater disposal wells could restrict our ability to dispose of produced water gathered from our E&P customers and, accordingly, could have a material adverse effect on our business.

We dispose of wastewater gathered from oil and gas producing E&P customers that result from their drilling and production operations pursuant to permits issued to us by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in increased costs of operation, the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on these seismicity matters. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal. The adoption and implementation of any new laws, regulations or directives that restrict our ability to dispose of wastewater gathered from our customers by limiting, volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental and occupational health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and the operations of our E&P customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may take the form of laws, regulations, executive actions and various other legal initiatives and result in the imposition of numerous obligations on our operations and the operations of our customers. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on these matters. Compliance with these regulations and other regulatory initiatives, or any other new environmental laws, regulations and executive actions could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. One or more of these developments that impact our customers could reduce demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

The Endangered Species Act and Migratory Bird Treaty Act govern both our and our E&P customers’ operations and additional restrictions may be imposed in the future, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and gas wells.

The ESA and comparable state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our E&P customers’ operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur additional material costs. Additionally, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on ESA and MBTA matters. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our E&P customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas, which developments could have a material adverse effect on our business, results of operations and financial condition.

Increasing investor attention to ESG matters may impact our business.

To an increasing extent, many institutional investors have announced plans to transition their portfolios to net-zero greenhouse gas emissions over the next 2-3 decades as part of a commitment to combat climate change. This has, and will likely continue to result in some (and perhaps a growing number of) institutions removing from their portfolios the shares of companies that do not meet their minimum investment standards. Further, banks and other capital providers are reassessing their capital allocation to our industry or making their participation conditional. This trend towards the divestment or limitation of future investment in companies involved in the development, production, transportation and utilization of fossil fuels, may adversely affect the price of our stock and limit our access to the debt and equity markets for capital to fund our growth.

In addition, organizations that provide proxy advisory services to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our stock price and/or our access to and costs of capital.

Risks Related to Personnel and Related Parties

Our industry typically experiences a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could have a material adverse effect on our operational performance, customer satisfaction, ability to retain existing business or secure new business, and therefore liquidity, results of operations and financial condition.

We are dependent upon the available labor pool of skilled employees and may not be able to find enough skilled labor to meet our needs, which could have a negative effect on our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility, pronounced declines in drilling and completions activity, as well as the demanding nature of the work, many workers have left the oilfield services section to pursue employment in different fields. If we are unable to retain or meet the growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected. A national minimum wage increase to $15/hour, as proposed in the U.S. Congress, would increase our labor costs and potentially increase our turnover.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have historically entered into a number of transactions with related parties. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. While our board of directors regularly reviews these transactions, in accordance with our Related Party Transactions policy, a related party transaction presenting a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

Risks Related to Our Capital Structure

We do not currently pay any dividends to the holders of the Class A common stock and the availability and timing of future dividends, if any, is uncertain.

We do not currently pay dividends on our Class A common stock, and consequently, in the near term, your only opportunity to achieve a return on your investment in us will be if you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you pay. Additionally, our Credit Agreement places certain restrictions on our ability to pay dividends. We may amend our Credit Agreement or enter into new debt arrangements that also prohibit or restrict our ability to pay dividends on our Class A common stock.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2020, 2019 and 2018, we spent $21.2 million, $110.1 million and $165.4 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, external borrowings, capital contributions and proceeds from the issuance of equity securities. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

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

Subject to certain limitations and exceptions, Legacy Owner Holdco and its permitted transferees may exchange their SES Holdings LLC Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may in the future issue our previously authorized and unissued securities. We are authorized to issue 350 million shares of Class A common stock, 40 million shares of Class A-2 common stock, 150 million shares of Class B common stock and 50 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of equity securities will result in the dilution of the ownership interests of the holders of our Class A common stock and may create downward pressure on the trading price, if any, of our Class A common stock.

In addition, Legacy Owner Holdco, Crestview Partners II SES Investment B, LLC, the SCF Group (as defined below) and WDC Aggregate LLC (collectively, the “Registration Rights Holders”), who collectively own in excess of 30 million shares of our common stock, are party to a registration rights agreement which provides, among other things, for parties to that agreement to initiate or participate in an underwritten public offering of all or a portion of their shares.

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

Legacy Owner Holdco beneficially owns 100% of our Class B common stock which represents approximately 15.7% of our outstanding voting capital stock. In addition, one of our directors is currently employed by Crestview Advisors, L.L.C. (“Crestview Partners”), our private equity sponsor and, through Crestview Partners II GP, L.P.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC (“Crestview Holdings A”); any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) SCF-VI, L.P., SCF-VII, L.P. and SCF-VII(A), L.P. and their respective affiliates, other than us (collectively, the “SCF Group”); (iii) the other entities (existing and future) that participate in the energy industry and in which the SES Group and SCF Group own substantial equity interests (the “Portfolio Companies”) or (iv) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, the SCF Group or the Portfolio Companies, including our Chairman, President and CEO , John D. Schmitz, our director, David C. Baldwin, and our Executive Vice President, Business Strategy, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us.

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

We believe that Crestview GP’s and the SCF Group’s beneficial ownership interests in us provides each with an economic incentive to assist us to be successful. Neither Crestview GP nor the SCF Group is subject to any obligation to maintain its ownership interest in us and either may elect at any time to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If either Crestview GP or the SCF Group sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliate(s) that are expected to serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies, which could adversely affect our cash flows or results of operations.

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

Risks Related to Our Organizational Structure

We are a holding company. Our sole material asset consists of SES Holdings LLC Units, and accordingly, we are dependent upon distributions and payments from SES Holdings to pay taxes, make payments under the Tax Receivable Agreements and cover our corporate and other overhead expenses.

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

In connection with our restructuring at the Select 144A Offering, we entered into the Tax Receivable Agreements with certain affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”) which generally provide for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances as a result of certain tax basis increases, net operating losses available to us as a result of certain reorganization transactions entered into in connection with the Select 144A Offering, and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

The term of each Tax Receivable Agreement commenced upon the completion of the Select 144A Offering and will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreements (or the Tax Receivable Agreements are terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) and we make the termination payment specified in the Tax Receivable Agreements. In addition, payments we make under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the Tax Receivable Agreements are not terminated and we have sufficient taxable income to utilize all of the tax benefits subject to the Tax Receivable Agreements, the payments due under the Tax Receivable Agreement entered into with Legacy Owner Holdco and Crestview GP are expected to commence at a yet to be determined future date, and until the benefits of the last exchange of SES Holdings LLC Units are realized or expire, and the payments due under the Tax Receivable Agreement entered into with certain Legacy Owners are expected to commence at a yet to be determined future date, and to continue until the benefits of the exchanges are realized or expire.

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

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2020, the estimated termination payments would have been approximately $69.8 million (calculated using a discount rate equal to the lesser of 6.50% per annum, compounded annually, or one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $77.0 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2020) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

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

If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we and SES Holdings might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreements even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that SES Holdings does not become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly-traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of SES Holdings LLC Units for shares of our Class A common stock or cash pursuant to the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”) or other transfers of SES Holdings LLC Units could cause SES Holdings to be treated as a publicly-traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly-traded partnership, and we intend to operate such that exchanges or other transfers of SES Holdings LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of SES Holdings and Legacy Owner Holdco, and the SES Holdings LLC Agreement provides for limitations on the ability of unitholders of SES Holdings to transfer their SES Holdings LLC Units and will provide us, as managing member of SES Holdings, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of SES Holdings to exchange their SES Holdings LLC Units pursuant to the SES Holdings LLC Agreement to the extent we believe it is necessary to ensure that SES Holdings will continue to be treated as a partnership for U.S. federal income tax purposes. If SES Holdings were to become a publicly-traded partnership, significant tax inefficiencies might result for us and for SES Holdings. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreements, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of SES Holdings’ assets) were subsequently determined to have been unavailable.

Legacy Owner Holdco and the Legacy Owners may have interests that conflict with the interests of holders of the Class A common stock.

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

As of December 31, 2020, Rockwater had approximately $105.1 million of NOLs, which will begin to expire in 2035, approximately $62.6 million of state NOLs which will begin to expire in 2023, and approximately $6.5 million of foreign NOLs, which will begin to expire in 2037. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Rockwater experienced an ownership change in connection with the Rockwater Merger. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

General Risks

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of one or more of our key executives could increase our exposure to the other risks described in this “Risk Factors” section. We do not maintain key person insurance on any of our personnel.

We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the year ended December 31, 2020, we recorded $7.9 million of abandonment charges to write down the carrying value of our long-lived assets and $9.1 million of impairment charges to write down the carrying value of our trademarks. We did not record an impairment on our definite-lived intangible assets.

We may be required to take a write-down of the carrying value of goodwill.

We had no goodwill as of December 31, 2020, but we could add goodwill in the future in connection with business combinations. We conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill. For the year ended December 31, 2019, we recorded $4.4 million of goodwill impairment in connection with the Affirm reporting unit based on the then-expected proceeds from the sale of our Affirm business. For the year ended December 31, 2020, we impaired $266.9 million of goodwill in connection with the COVID-19 pandemic.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease space for our principal executive offices in Houston and Gainesville, Texas and we also lease local office space in the regions in which we operate. Additionally, we own and lease numerous storage facilities, trucking facilities and sales and administrative offices throughout the geographic areas in which we operate. In connection with our Oilfield Chemicals segment, we own one primary manufacturing facility in Texas and two regional distribution centers, and we lease two regional distribution centers through which we provide products to our customers in all major U.S. shale basins. Our leased properties are subject to various lease terms and expirations.

We believe all the properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the sale or consolidation of our properties, as our business requires.

The following table shows our active leased and owned properties categorized by segment as of December 31, 2020:

Region	Water Services	Water Infrastructure	Oilfield Chemicals	Corporate & Other	Total

Leased	42	—	6	3	51
Owned	12	4	9	—	25
	54	4	15	3	76

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

As previously disclosed, certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter, and while at this time no administrative, civil or criminal charges have been brought against the Company, the Company accrued $4.3 million related to the settlement of this investigation and made payments of $1.7 million related to this accrual during 2020. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s financial statements.

ITEM 4.              MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 22, 2021 there were 131 stockholders of record of our Class A common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our only equity compensation plans are the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) and the Select Energy Services, Inc. Employee Stock Purchase Plan (the "ESPP"). The 2016 Plan was approved by our stockholders prior to our initial public offering but has not been approved by our public stockholders; however, the first amendment to the 2016 Plan was approved by our public stockholders in October 2017 and the second amendment to the 2016 Plan was approved by our public stockholders in May 2020. The ESPP was approved by our stockholders on May 4, 2018. See Note 12—Equity-Based Compensation for a description of our equity compensation plans.

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,519,159	$16.11	3,810,684
Equity compensation plans not approved by security holders	—	—	—
Total	3,519,159	$16.11	3,810,684

(1)	Only stock options have an exercise price.
(2)

This column reflects the total number of shares of Class A Common Stock (i) subject to outstanding rights under the ESPP and (ii) remaining available for issuance under the 2016 Plan and the ESPP. Shares remaining available under the 2016 Plan may be issued other than with respect to options, warrants or rights.

Issuer Purchases of Equity Securities

			Approximate Dollar Value of
	Total Number of	Average Price	Shares that May Yet be Purchased
Period	Shares Purchased	Paid per Share(1)	Under the Plans or Programs(2)
October 1 through October 31, 2020	—	$—	$2,377,345
November 1 through November 30, 2020	—	$—	$2,377,345
December 1 through December 31, 2020	—	$—	$2,377,345
(1)	The average price paid per share includes commissions.
(2)	During 2019 and 2018, our board of directors approved programs permitting the Company to repurchase a portion of its outstanding shares of Class A common stock in the open market not to exceed $45.0 million in the aggregate.

ITEM 6.              SELECTED FINANCIAL DATA

The following table presents our selected historical data for the periods and as of the dates indicated. The statement of operations data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016 were derived from our audited historical consolidated financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Revenue
Water services	$319,766	$772,311	$896,783	$418,869	$216,550
Water infrastructure	125,356	221,593	230,115	163,328	52,054
Oilfield chemicals	159,983	268,614	259,791	41,586	—
Other	—	29,071	142,241	68,708	33,795
Total revenue	605,105	1,291,589	1,528,930	692,491	302,399
Costs of revenue
Water services	291,734	598,405	681,546	317,262	176,954
Water infrastructure	99,546	166,962	160,072	120,510	45,455
Oilfield chemicals	143,550	230,434	233,454	37,024	—
Other	740	30,239	124,839	58,270	29,098
Depreciation and amortization	98,800	116,809	130,537	101,645	95,020
Total costs of revenue	634,370	1,142,849	1,330,448	634,711	346,527
Gross (loss) profit	(29,265)	148,740	198,482	57,780	(44,128)
Operating expenses
Selling, general and administrative	74,364	111,622	103,156	82,403	34,643
Depreciation and amortization	2,872	3,860	3,176	1,804	2,087
Impairment of goodwill and trademark	276,016	4,396	17,894	—	138,666
Impairment and abandonment of property and equipment	7,910	3,715	6,657	—	60,026
Impairment of cost-method investment	—	—	2,000	—	—
Lease abandonment costs	4,350	2,073	3,925	3,572	19,423
Total operating expenses	365,512	125,666	136,808	87,779	254,845
(Loss) income from operations	(394,777)	23,074	61,674	(29,999)	(298,973)
Other (expense) income
(Losses) gains on sales of property and equipment and divestitures, net	(2,815)	(11,626)	3,804	2,726	97
Interest expense, net	(2,136)	(2,688)	(5,311)	(6,629)	(16,128)
Foreign currency gain (loss), net	39	273	(1,292)	281	—
Other (expense) income, net	(3,519)	(2,948)	(2,872)	(2,357)	532
(Loss) income before income tax benefit (expense)	(403,208)	6,085	56,003	(35,978)	(314,472)
Income tax benefit (expense)	1,476	(1,949)	(1,704)	851	524
Net (loss) income	(401,732)	4,136	54,299	(35,127)	(313,948)
Less: net loss attributable to SES Holdings	—	—	—	—	306,481
Less: net loss (income) attributable to noncontrolling interests	63,048	(1,352)	(17,787)	18,311	6,424
Net (loss) income attributable to Select Energy Services, Inc.	$(338,684)	$2,784	$36,512	$(16,816)	$(1,043)
Allocation of net (loss) income attributable to:
Class A stockholders	$(338,684)	$2,784	$35,720	(12,560)	(199)
Class A-1 stockholders	—	—	—	(3,691)	(844)
Class A-2 stockholders	—	—	792	(565)	—
Class B stockholders	—	—	—	—	—
	$(338,684)	$2,784	$36,512	$(16,816)	$(1,043)

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Weighted-average shares outstanding:
Class A—Basic	85,158,764	80,176,323	72,403,318	24,612,853	3,802,972
Class A-1—Basic	—	—	—	7,233,973	16,100,000
Class A-2—Basic	—	—	1,604,575	1,106,605	—
Class B—Basic	16,221,101	23,806,646	31,986,438	38,768,156	38,462,541

Class A—Diluted	85,158,764	80,671,329	72,642,147	24,612,853	3,802,972
Class A-1—Diluted	—	—	—	7,233,973	16,100,000
Class A-2—Diluted	—	—	1,604,575	1,106,605	—
Class B—Diluted	16,221,101	23,806,646	31,986,438	38,768,156	38,462,541

Net (loss) income per share attributable to common stockholders:
Class A—Basic	$(3.98)	$0.03	$0.49	$(0.51)	$(0.05)
Class A-1—Basic	$—	$—	$—	$(0.51)	$(0.05)
Class A-2—Basic	$—	$—	$0.49	$(0.51)	$—
Class B—Basic	$—	$—	$—	$—	$—

Class A—Diluted	$(3.98)	$0.03	$0.49	$(0.51)	$(0.05)
Class A-1—Diluted	$—	$—	$—	$(0.51)	$(0.05)
Class A-2—Diluted	$—	$—	$0.49	$(0.51)	$—
Class B—Diluted	$—	$—	$—	$—	$—

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$105,810	$203,948	$232,409	$(2,899)	$5,131
Investing activities	(5,393)	(77,357)	(168,361)	(156,731)	(26,955)
Financing activities	(10,710)	(64,690)	(49,293)	122,397	45,560
Balance Sheet Data (at period end):
Cash and cash equivalents	$169,039	$79,268	$17,237	$2,774	$40,041
Total assets	875,359	1,347,620	1,360,605	1,356,368	405,066
Long-term liabilities	80,719	82,927	70,113	107,806	23,974
Other Financial Data:
	(unaudited)
EBITDA(1)	$(299,400)	$129,442	$195,027	$74,100	$(201,237)
Adjusted EBITDA(1)	20,905	182,732	257,619	117,262	16,944

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

The following table shows a reconciliation of (i) EBITDA and Adjusted EBITDA, as applicable, to the most directly comparable GAAP measure, net loss.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net (loss) income	$(401,732)	$4,136	$54,299	$(35,127)	$(313,948)
Interest expense, net	2,136	2,688	5,311	6,629	16,128
Income tax (benefit) expense	(1,476)	1,949	1,704	(851)	(524)
Depreciation and amortization	101,672	120,669	133,713	103,449	97,107
EBITDA	(299,400)	129,442	195,027	74,100	(201,237)
Impairment of goodwill and trademark(1)	276,016	4,396	17,894	—	138,666
Non-cash loss on sale of assets or subsidiaries(2)	9,767	21,679	3,775	1,740	(97)
Impairment and abandonment of property and equipment(1)	7,910	3,715	6,657	—	60,026
Non-recurring severance expenses(1)	7,168	1,691	1,220	4,161	886
Non-cash compensation expenses	5,764	15,485	10,371	7,691	(487)
Non-recurring transaction costs(3)	4,439	4,697	7,809	10,179	(236)
Lease abandonment costs(1)	4,350	2,073	3,925	3,572	19,423
Yard closure costs related to consolidating operations(1)	2,961	—	—	—	—
Other non-recurring charges(3)	1,969	(173)	4,755	3,563	—
Foreign currency (gain) loss, net	(39)	(273)	1,292	(281)	—
Non-recurring change in vacation policy(4)	—	—	2,894	—	—
Impairment of cost-method investment	—	—	2,000	—	—
Non-recurring phantom equity and IPO-related compensation	—	—	—	12,537	—
Adjusted EBITDA	$20,905	$182,732	$257,619	$117,262	$16,944
(1)	For 2020, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a sharp decline in the price of oil. For 2019, these costs were due primarily to the dissolution of our divested service lines. For 2018, these costs are associated with severance incurred in connection with the retirement of our former Chief Administrative Officer as well as the termination of certain Canadian employees. For 2017, these costs are associated with severance incurred in connection with the Rockwater Merger. For 2016, these costs are associated with the reduction in headcount as a result of an industry downturn.
(2)	For 2020, the losses were primarily due to sales of underutilized or obsolete property and equipment. For 2019, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind-down of former services lines. For 2018 and 2017, losses were in connection with sales of property and equipment.

(3)	For 2020, these costs were primarily related to certain subsidiaries acquired in the Rockwater Merger as well as legal related due diligence costs. For 2019, these costs primarily related to the dissolution of our divested service lines as well as certain rebranding costs. For 2018, these costs are primarily related to the Rockwater Merger. For 2017, these costs are primarily associated with the Rockwater Merger and GRR Acquisition. For 2016, these transaction costs are associated with our evaluation and negotiation of various transactions that never materialized.

(4)	For 2018, these costs represent a one-time accrual to allow for carryover of unused vacation. Previously, any unused vacation was forfeited at year-end.

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

Overview

We are a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical products for use in oil and gas well completion and production operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water, such as brackish water or municipal or industrial effluent. Through our expertise in chemical technologies and our FluidMatch™ design solutions, we provide water profiling and fluid assessment services for our customers to support the optimization of their fluid systems, enabling the economic use of these alternative sources. We also work with our E&P customers to reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems, which are supported by extensive monitoring and automation technology solutions that provide safer and more efficient water resource management. These solutions significantly reduce the demand for trucking operations, thereby reducing gasoline and diesel exhaust emissions, increasing safety and decreasing traffic congestion in nearby communities.

Recent Trends and Outlook

Significant challenges that emerged during the year ended December 31, 2020, and that are expected to continue, have had and will likely continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused significant disruptions in global oil demand and impacted economic growth in the U.S. as well as internationally. In response, volatility in financial markets has also significantly increased, making it more difficult for companies to access capital at a reasonable cost. As a result of these market disruptions, oilfield activity has declined significantly, and our 2020 results have been negatively impacted. With continued production cuts from OPEC, combined with some recovery in oil demand during the second half of 2020, the average West Texas Intermediate (“WTI”) price per barrel increased from $36.58 during the first half of 2020 to an average price of $41.70 per barrel in the second half of 2020 and $48.35 at 2020 year-end. In conjunction with improved oil prices, we began to see improving activity levels throughout the second half of 2020 and anticipate continued activity improvements in 2021 relative to the levels seen in the second half of 2020. However, we do not anticipate an immediate recovery to the pre-pandemic levels of 2019, and can make no assurance that any further recovery will continue into the future.

We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will likely continue to have, a material negative impact on our financial results, and such negative impact may continue well beyond the containment of the pandemic until economies, associated oil demand and resulting oilfield activity recovers. We believe global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained, and any material increases to oil supply in the near-term could further challenge oil prices and subsequently the activity levels of our customers and the resulting demand for our services. We cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty. We have taken further actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, closing yard locations, idling facilities, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We are also deferring employer payroll tax payments in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to the COVID-19 pandemic. In this environment, the duration of which remains uncertain, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the disease, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

Based on our current cash and cash equivalents balance, operating cash flow, available borrowings under our Credit Agreement and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months, prior to giving effect to any future financing that may occur.

During the year ended December 31, 2020, the average spot price of WTI crude oil was $39.16 versus an average price of $56.98 for the year ended December 31, 2019. The average Henry Hub natural gas spot price during the year ended December 31, 2020, was $2.04 versus an average of $2.57 for the year ended December 31, 2019. The significant decline in oil and gas prices in 2020 relative to 2019, as well as the oil pricing volatility driven by market dislocation, has been driven largely by decreased demand due to the COVID-19 pandemic, as well as increased utilization of existing storage capacity, which has resulted in many of our E&P customers being forced to shut-in production for some time period. Much of this shut-in production has since come back online during the second half of 2020.

Many of our customers have also pledged to prioritize managing their capital spending to within cash flow from operations, with some targeting reinvestment rates below 80% of their 2019 budgets, and this trend may extend beyond 2020. Consolidation among our customers and decreases in our customers’ capital budgeting can impact the size of our market in the near term and the resulting demand for our services. In light of these factors, combined with the downward revisions made to many of our customers’ respective annual capital budgets and financial outlooks, this has led to decreased activity for us relative to prior-year levels. Additionally, the current market environment may make it challenging for distressed oil and gas companies to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry. While we see no immediate need for additional capital given our liquidity position, this difficulty in accessing capital markets may negatively impact some of our highly leveraged customers and competitors.

Outside of the macroeconomic challenges, from an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. For example, while we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge and many smaller operators with less robust completion designs may be challenged in this environment. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower-cost in-basin sand, all of which has decreased total costs for our customers.

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

The trend of increased use of produced water will require additional chemical treatment solutions, which we are well positioned to provide given our water treatment capabilities, our WCS team and our knowledge base within our Oilfield Chemicals segment. This trend also supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions.

Regardless of these operational trends, the current environment is one of the most challenging in decades for the oilfield services industry due to the large and sudden decline in oil demand and consequent decline in oil prices. Many operators are prioritizing decreases in their activity levels and pursuing near-term cost savings, which negatively impacts the demand and pricing for our services.

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

The results of our divested service lines that were previously a part of our former Wellsite Services segment, including the operations of our Affirm subsidiary, our sand hauling operations and our Canadian operations are combined in the “Other” category. As of December 31, 2019, these operations have ceased.

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

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, vehicle and equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are only incurred when we provide water and water-related services or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor comprise the largest portion of our cost of doing business. We incurred labor and labor-related costs of $243.6 million, $477.9 million and $545.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management took direct action during the year ended December 31, 2020, to reduce operating and equipment costs, as well as selling, general and administrative costs, in order to proactively manage these expenses as a percentage of revenue.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repair and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $157.6 million, $245.9 million and $284.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Due to current market conditions and the decreased demand for our services, we took significant direct action during the year ended December 31, 2020 to reduce ongoing rental and leasing costs.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $154.2 million, $274.1 million and $283.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $35.6 million, $81.3 million and $97.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and therefore our results of operations.

Public Company Costs

General and administrative expenses related to being a publicly-traded company include: Exchange Act reporting expenses; expenses associated with compliance with Sarbanes-Oxley; expenses associated with maintaining our listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that general and administrative expenses related to being a publicly-traded company will remain generally consistent with costs incurred during 2020. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;

●	Gross Profit;
●	Gross Margins;
●	EBITDA; and
●	Adjusted EBITDA.

Revenue

We analyze our revenue and assess our performance by comparing actual monthly revenue to our internal projections and across periods. We also assess incremental changes in revenue compared to incremental changes in direct operating costs and selling, general and administrative expenses across our reportable segments to identify potential areas for improvement, as well as to determine whether segment performance is meeting management’s expectations.

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

Well Chemical Services Acquisition

On September 30, 2019, we completed our acquisition of WCS. Our historical financial statements for periods prior to September 30, 2019, do not include the results of operations of WCS.

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

Proceeds received from Divestitures and Wind Down

During 2019, we received $30.1 million from divestitures and fixed asset sales activity in connection with the sale and wind down of our Affirm subsidiary and the sand hauling and Canadian operations.

Results of Operations

The following table sets forth our results of operations, including revenue by segment, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$319,766	$772,311	$(452,545)	(58.6)%
Water Infrastructure	125,356	221,593	(96,237)	(43.4)%
Oilfield Chemicals	159,983	268,614	(108,631)	(40.4)%
Other	—	29,071	(29,071)	(100.0)%
Total revenue	605,105	1,291,589	(686,484)	(53.2)%

Costs of revenue
Water Services	291,734	598,405	(306,671)	(51.2)%
Water Infrastructure	99,546	166,962	(67,416)	(40.4)%
Oilfield Chemicals	143,550	230,434	(86,884)	(37.7)%
Other	740	30,239	(29,499)	(97.6)%
Depreciation and amortization	98,800	116,809	(18,009)	(15.4)%
Total costs of revenue	634,370	1,142,849	(508,479)	(44.5)%
Gross (loss) profit	(29,265)	148,740	(178,005)	(119.7)%

Operating expenses
Selling, general and administrative	74,364	111,622	(37,258)	(33.4)%
Depreciation and amortization	2,872	3,860	(988)	(25.6)%
Impairment of goodwill and trademark	276,016	4,396	271,620	NM
Impairment and abandonment of property and equipment	7,910	3,715	4,195	112.9%
Lease abandonment costs	4,350	2,073	2,277	109.8%
Total operating expenses	365,512	125,666	239,846	NM
(Loss) income from operations	(394,777)	23,074	(417,851)	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(2,815)	(11,626)	8,811	(75.8)%
Interest expense, net	(2,136)	(2,688)	552	(20.5)%
Foreign currency gain, net	39	273	(234)	(85.7)%
Other expense, net	(3,519)	(2,948)	(571)	19.4%
(Loss) income before income tax benefit (expense)	(403,208)	6,085	(409,293)	NM
Income tax benefit (expense)	1,476	(1,949)	3,425	NM
Net (loss) income	$(401,732)	$4,136	$(405,868)	NM

Revenue

Our revenue decreased $686.5 million, or 53.2%, to $605.1 million for the year ended December 31, 2020, compared to $1.3 billion for the year ended December 31, 2019. The decrease was driven by a $452.5 million decline in Water Services revenue, a $96.2 million decline in Water Infrastructure revenue, and a $108.6 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services. Also impacting the decline was $29.1 million lower revenue from the combination of our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were fully divested and wound down during 2019. For the year ended December 31, 2020, our Water Services, Water Infrastructure, Oilfield Chemicals and Other segments constituted 52.9%, 20.7%, 26.4 % and 0.0% of our total revenue, respectively, compared to 59.8%, 17.2%, 20.8% and 2.2%, respectively, for the year ended December 31, 2019. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $452.5 million, or 58.6%, to $319.8 million for the year ended December 31, 2020, compared to $772.3 million for the year ended December 31, 2019. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $96.2 million, or 43.4%, to $125.4 million for the year ended December 31, 2020, compared to $221.6 million for the year ended December 31, 2019. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic, partially offset by a full year of operations from our New Mexico pipeline.

Oilfield Chemicals. Revenue decreased $108.6 million, or 40.4%, to $160.0 million for the year ended December 31, 2020, compared to $268.6 million for the year ended December 31, 2019. The decrease was primarily attributable to lower demand for our products and services resulting from a reduction in completions activity, lower oil prices and the COVID-19 pandemic, as well as reduced pricing for some of our services, partially offset by incremental revenue from the WCS acquisition.

Other. There was no Other revenue for the year ended December 31, 2020, compared to $29.1 million in the year ended December 31, 2019, as our Affirm subsidiary, sand hauling operations and Canadian operations were divested and wound down during 2019.

Costs of Revenue

Costs of revenue decreased $508.5 million, or 44.5%, to $634.4 million for the year ended December 31, 2020, compared to $1.1 billion for the year ended December 31, 2019. The decrease was primarily due to a $306.7 million decline in Water Services costs, a $67.4 million decline in Water Infrastructure costs, and a $86.9 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also contributing to the decline was $29.5 million lower combined costs from our Affirm subsidiary, sand hauling operations and Canadian operations, all of which were divested and wound down during 2019. Further, depreciation and amortization expense decreased by $18.0 million, primarily due to the 2019 divestitures and lower capital expenditures in the year ended December 31, 2020.

Water Services. Cost of revenue decreased $306.7 million, or 51.2%, to $291.7 million for the year ended December 31, 2020, compared to $598.4 million for the year ended December 31, 2019. Cost of revenue decreased due to reduced customer drilling and completions activity levels in the year ended December 31, 2020. Costs of revenue as a percent of revenue increased to 91.2% from 77.5% due to significant reductions in revenue-generating activity and pricing reductions we could not fully offset with cost reductions as well as yard closure costs in connection with our efforts to reduce and consolidate operational yards. Additionally, in conjunction with certain cost savings measures that were implemented during the year ended December 31, 2020, in response to market conditions, costs of revenue were impacted during the year ended December 31, 2020, by certain one-time costs totaling $5.6 million, including severance and yard closure costs.

Water Infrastructure. Cost of revenue decreased $67.4 million, or 40.4%, to $99.5 million for the year ended December 31, 2020, compared to $167.0 million for the year ended December 31, 2019. Cost of revenue as a percent of revenue increased to 79.4% from 75.3% primarily due to decreased pricing on non-pipeline water sources as well as the acceleration of certain prepaid expenses relating to water rights secured for a customer, due to the bankruptcy of such customer. Additionally, in conjunction with certain cost savings measures that were implemented during the year ended December 31, 2020, in response to market conditions, costs of revenue were impacted during the year ended December 31, 2020 by certain one-time costs totaling $0.5 million, including severance and yard closure costs.

Oilfield Chemicals. Costs of revenue decreased $86.9 million, or 37.7%, to $143.6 million for the year ended December 31, 2020, compared to $230.4 million for the year ended December 31, 2019. Cost of revenue as a percent of revenue increased to 89.7% from 85.8% primarily due to significant reductions in revenue-generating activity we could not fully offset with cost reductions. Additionally, in conjunction with certain cost savings measures that were implemented during the year ended December 31, 2020, in response to market conditions, costs of revenue were impacted during the year ended December 31, 2020, by inventory adjustments and reserve additions of $0.6 million, non-recurring severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler, Texas manufacturing facility to consolidate production in Midland, Texas.

Other. Other costs were nominal for the year ended December 31, 2020, compared to $30.2 million for the year ended December 31, 2019, primarily due to the 2019 divestitures discussed above.

Depreciation and Amortization. Depreciation and amortization expense decreased $18.0 million, or 15.4%, to $98.8 million for the year ended December 31, 2020, compared to $116.8 million for the year ended December 31, 2019, primarily due to a significant reduction in capital expenditures during recent quarters as well as a $1.7 million decrease related to the 2019 divestitures discussed above.

Gross (Loss) Profit

Gross profit decreased by $178.0 million, or 119.7%, to a gross loss of $29.3 million for the year ended December 31, 2020, compared to a gross profit of $148.7 million for the year ended December 31, 2019, primarily due to lower revenue in all three segments resulting from decreased activity levels combined with decreased pricing that could not be fully offset with reductions in costs. Also impacting the decrease was $4.0 million of severance expenses and $3.0 million of yard closure costs as a result of reduced activity levels. Gross profit decreased by $145.9 million, $28.8 million and $21.7 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. This was partially offset by a $18.0 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (4.8%) and 11.5% during the years ended December 31, 2020 and December 31, 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $37.3 million, or 33.4%, to $74.4 million for the year ended December 31, 2020, compared to $111.6 million for the year ended December 31, 2019. The decrease was primarily due to reductions in wages and associated payroll taxes of $14.4 million driven by both terminations and wage reductions, plus reductions of $9.7 million in equity-based compensation costs, $6.8 million in incentive compensation costs, $4.3 million in travel, meals and entertainment costs, $3.6 million in professional fees and $5.5 million of other expenses from cost cutting measures in response to lower oil prices. The decrease was partially offset by a $3.8 million increase in bad debt expense and $3.2 million of severance expense associated with employee terminations and other cost savings measures implemented in response to market conditions.

Impairment

Goodwill and trademark impairment costs were $276.0 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, all of our goodwill was impaired due to the significant decline in oil prices during the first quarter of 2020, coupled with the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark. During the year ended December 31, 2019, we incurred $4.4 million of goodwill impairment in connection with divesting Affirm.

Impairment and abandonment of property and equipment costs were $7.9 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, impairment costs were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and freshwater wells and obsolete machinery and equipment. For the year ended December 31, 2019, impairment costs were comprised of $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divested Canadian fixed assets, and $0.6 million related to an owned facility for sale.

Lease Abandonment Costs

Lease abandonment costs were $4.4 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, lease abandonment costs were primarily related to newly abandoned properties associated with realignment and combining operational activity on fewer leased properties. Costs incurred in 2019 were comprised of lease terminations in connection with divesting and winding down Canadian and Affirm operations, two facility lease abandonments and accretion of expenses for previously abandoned facilities.

Net Interest Expense

Net interest expense decreased by $0.6 million, or 20.5%, to $2.1 million for the year ended December 31, 2020, compared to $2.7 million for the year ended December 31, 2019, primarily due to lower average borrowings resulting from the repayment of all remaining borrowings on our credit facility during 2019.

Net (Loss) Income

Net income decreased by $405.9 million to a net loss of $401.7 million for the year ended December 31, 2020, compared to net income of $4.1 million for the year ended December 31, 2019, primarily due to goodwill, trademark and fixed asset impairments and abandonments increasing $275.8 million and lower gross profit. This was partially offset by lower selling, general and administrative costs, lower losses on sales of property and equipment and lower interest expense.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the years ended December 31, 2020 and 2019. The reconciliation of EBITDA and Adjusted EBITDA for the years ended December 31, 2019 and 2018 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2020	2019

	(in thousands)
Net (loss) income	$(401,732)	$4,136
Interest expense, net	2,136	2,688
Income tax (benefit) expense	(1,476)	1,949
Depreciation and amortization	101,672	120,669
EBITDA	(299,400)	129,442
Impairment of goodwill and trademark(1)	276,016	4,396
Non-cash loss on sale of assets or subsidiaries(2)	9,767	21,679
Impairment and abandonment of property and equipment(1)	7,910	3,715
Non-recurring severance expenses(1)	7,168	1,691
Non-cash compensation expenses	5,764	15,485
Non-recurring transaction costs(3)	4,439	4,697
Lease abandonment costs(1)	4,350	2,073
Yard closure costs related to consolidating operations(1)	2,961	—
Other non-recurring charges(3)	1,969	(173)
Foreign currency gain, net	(39)	(273)
Adjusted EBITDA	$20,905	$182,732
(1)	For 2020, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a sharp decline in the price of oil. For 2019, these costs were due primarily to the dissolution of our divested service lines.
(2)	For 2020, the losses were primarily due to sales of underutilized or obsolete property and equipment. For 2019, these costs primarily related to losses on divestitures and related sales of property and equipment in connection with the wind-down of former services lines.
(3)	For 2020, these costs were primarily related to certain subsidiaries acquired in the Rockwater Merger as well as legal related due diligence costs. For 2019, these costs primarily related to the dissolution of our divested service lines as well as certain rebranding costs.

EBITDA was ($299.4) million for the year ended December 31, 2020 compared to $129.4 million for the year ended December 31, 2019. Adjusted EBITDA was $20.9 million for the year ended December 31, 2020 compared to $182.7 million for the year ended December 31, 2019. The decreases in EBITDA and Adjusted EBITDA resulted from a decrease in our revenues and gross profit, as discussed above.

Liquidity and Capital Resources

Overview

The impacts of the COVID-19 pandemic on oil prices and the resulting sharp decline in U.S. onshore drilling and completion activity, and the uncertainty about the timing of a recovery, have had, and will likely continue to have, a negative impact on our financial results in the coming quarters. We have taken and continue to take actions to manage costs and cash, including but not limited to significantly reducing headcount, cutting salaries, closing operational yards, reducing capital expenditures, streamlining operational and back-office functions, selling excess equipment, deferring payroll tax payments in accordance with the CARES Act and deferring applicable lease payments.

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

As of December 31, 2020, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of December 31, 2020, cash and cash equivalents totaled $169.0 million and we had approximately $80.8 million of available borrowing capacity under our Credit Agreement. As of December 31, 2020, the borrowing base under the Credit Agreement was $96.4 million, we had no outstanding borrowings, and outstanding letters of credit totaled $15.6 million. The significant reduction in our borrowing base since December 31, 2019 was primarily driven by the meaningful reductions in our accounts receivable, which represent the primary collateral for the borrowing base, due to largely successful collections efforts combined with significantly reduced revenue levels. As of February 22, 2021, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $121.1 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $105.5 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019. The summary of our cash flows for the years ended December 31, 2019 and 2018 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Changes Between the Years Ended December 31, 2020 and 2019

	Year ended December 31,		Change
	2020	2019	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$105,810	$203,948	$(98,138)	(48.1)%
Net cash used in investing activities	(5,393)	(77,357)	71,964	93.0%
Net cash used in financing activities	(10,710)	(64,690)	53,980	83.4%
Subtotal	89,707	61,901
Effect of exchange rate changes on cash and cash equivalents	64	130	(66)	NM
Net increase in cash and cash equivalents	$89,771	$62,031

Operating Activities. Net cash provided by operating activities was $105.8 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $203.9 million for the year ended December 31, 2019. The $98.1 million decrease in net cash provided by operating activities related primarily to decreased net income resulting from the adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil, partially offset by increased cash inflows from reduced working capital balances.

Investing Activities. Net cash used in investing activities was $5.4 million for the year ended December 31, 2020, compared to $77.4 million for the year ended December 31, 2019. The $72.0 million decrease in net cash used in investing activities was primarily due to an $88.9 million reduction in purchases of property and equipment, a $10.0 million reduction in acquisitions and a $1.2 million increase in proceeds received from sales of property and equipment partially offset by a $24.7 million decrease of proceeds primarily related to the divestiture and wind-down of our Affirm subsidiary and the sand hauling and Canadian operations and a $3.0 million investment in note receivable in 2020.

Financing Activities. Net cash used in financing activities was $10.7 million for the year ended December 31, 2020, compared to net cash used in financing activities of $64.7 million for the year ended December 31, 2019. The $54.0 million decrease in net cash used in financing activities was primarily due to $45.0 million of net debt repayments in the year ended December 31, 2019, compared to zero in the year ended December 31, 2020, and a $7.7 million decrease in repurchases of shares of Class A Common Stock during the year ended December 31, 2020, compared to the year ended December 31, 2019.

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25.0% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20.0% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow the Company to make payments required under the existing Tax Receivable Agreements.

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

We were in compliance with all debt covenants as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2020.

	Payments Due by Period
Contractual Obligations	Year 1	Years 2-3	Years 4-5	More than 5 years	Total

	(in thousands)

Estimated interest payments	$1,515	$1,262	$—	$—	$2,777
Operating lease obligations	17,478	25,814	21,494	22,907	87,693
Finance lease obligations	315	95	—	—	410
Total	$19,308	$27,171	$21,494	$22,907	$90,880

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

We have assessed the amount of any liability under the Tax Receivable Agreements required under the provisions of ASC 450 in connection with preparing the consolidated financial statements. We determined that there was no liability related to the Tax Receivable Agreements arising from the corporate reorganization and subsequent exchanges as of December 31, 2020, due to there not being any payments under the Tax Receivable Agreements that are probable under the provisions of ASC 450 within the foreseeable future. The Company would generally expect to recognize the liability under the Tax Receivable Agreements as probable in conjunction with the conclusion that deferred tax assets are more likely than not to be realized and, therefore, part or all of the valuation allowance on the deferred tax assets is released. We believe this correlation is appropriate given the relationship between the likelihood of realization of deferred tax assets and the probability of utilization of certain tax benefits that are subject to the Tax Receivable Agreements.

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

Goodwill and other intangible assets: The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired in a business combination. Our goodwill at December 31, 2020 and 2019, totaled zero and $266.9 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Impairment of goodwill, long-lived assets and intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of their carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, and operating performance. Development of future cash flows also requires management to make assumptions and to apply judgment, including the timing of future expected cash flows, using the appropriate discount rates and determining salvage values. The estimate of fair value represents our best estimates of these factors based on current industry trends and reference to market transactions and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows. We operate within the oilfield service industry, and the cyclical nature of the oil and gas industry that we serve and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the estimated fair value of these assets and, in periods of prolonged down cycles, may result in impairment charges. Changes to our key assumptions related to future performance, market conditions and other economic factors could adversely affect our impairment valuation. During the year ended December 31, 2020, we impaired $7.9 million of property and equipment because the carrying values were deemed not recoverable and were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and fresh water wells and obsolete machinery and equipment. During the year ended December 31, 2019, we impaired $3.7 million of property and equipment as the carrying values were deemed not recoverable, including $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divesting Canadian fixed assets, and $0.6 million related to an owned facility for sale.

We conduct our annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income, market and cost approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-average cost of capital calculation based on publicly-traded peer companies. In the market approach, valuation multiples are developed from both publicly-traded peer companies as well as other company transactions. The cost approach considers replacement cost as the primary indicator of value.

If the fair value of a reporting unit is less than its carrying value, impairment is calculated based on the difference between the fair value and carrying value in accordance with our early adoption of Accounting Standards Update (“ASU “) 2017-04– Simplifying the Test for Goodwill Impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of E&P activity of oil and gas companies, our financial performance and trends and our strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions. During the first quarter of 2020, we recorded $266.9 million of goodwill impairment due to the significant decline in oil prices coupled with the uncertainty associated with future recovery. This impairment brought our goodwill balance to zero. During the first quarter of 2019, we recorded $4.4 million of goodwill impairment in connection with divesting and winding down our Affirm subsidiary. During the year ended December 31, 2019, the fair values of our reporting units were greater than the carrying values resulting in no additional impairment. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Self-insurance: We self-insure, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and effective June 1, 2020, health insurance. Our exposure (i.e. the retention or deductible) per occurrence is $2.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for vehicle liability and $0.2 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provides for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2020, we estimate the range of exposure to be from $12.9 million to $14.9 million and have recorded liabilities of $13.9 million, which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and vehicle liability. Additionally, as of December 31, 2020, accrued health insurance and accrued general liabilities were $1.7 million and $0.5 million, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019 and requires a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard in the first quarter of 2020 did not have a material impact to the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the third quarter of 2020 and elected all aspects of this standard as of the beginning of 2020. The adoption did not have a material impact to the Company’s financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: global health events, including the COVID-19 pandemic; the supply of and demand for oil and gas; current price levels as well as expectations about future prices of oil and gas; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g. wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

At December 31, 2020, we had no outstanding borrowings under our Credit Agreement. As of February 22, 2021, we had no outstanding borrowings and $105.5 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We have been exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary, which had designated the Canadian dollar as its functional currency. With the divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2020.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

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

February 24, 2021

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

2.1

Agreement and Plan of Merger, dated as of July 18, 2017, by and among Select Energy Services, Inc., SES Holdings, LLC, Raptor Merger Sub, Inc., Raptor Merger Sub, LLC, Rockwater Energy Solutions, Inc. and Rockwater Energy Solutions, LLC (incorporated by reference herein to Exhibit 2.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed July 19, 2017 (File No. 001-38066)).

3.1

Fourth Amended and Restated Certificate of Incorporation of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019 (File No. 001-38066)).

3.2

Second Amended and Restated Bylaws of Select Energy Services, Inc. (incorporated by reference herein to Exhibit 3.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 15, 2019 (File No. 001-38066)).

4.1	Form of Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Registration Statement on Form S-1, filed March 2, 2017 (Registration No. 333-216404)).

4.2

Amended and Restated Registration Rights Agreements, dated as of July 18, 2017, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC, Crestview Partners II SES Investment B, LLC, SCF-VI, L.P., SCF-VII, L.P., SCF-VII(A), L.P. and WDC Aggregate LLC (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed July 19, 2017 (File No. 001-38066)).

4.3

Registration Rights Agreement, dated December 20, 2016, by and between Select Energy Services, Inc. and FBR Capital Markets & Co. (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S-1, filed March 2, 2017 (Registration No. 333-216404)).

4.4

Assignment and Assumption Agreement, dated November 1, 2017, by and between Select Energy Services, Inc. and Rockwater Energy Solutions, Inc. (incorporated by reference herein to Exhibit 4.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed November 2, 2017 (File No. 001-38066)).

4.5

Registration Rights Agreement, dated February 16, 2017, by and between Rockwater Energy Solutions, Inc. and FBR Capital Markets & Co. (incorporated by reference herein to Exhibit 4.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed November 2, 2017 (File No. 001-38066)).

4.6

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, amended (incorporated by reference herein to Exhibit 4.6 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 001-38066)).

10.1

Credit Agreement, dated November 1, 2017, by and among Select Energy Services, LLC, SES Holdings, LLC, Wells Fargo Bank, N.A., as administrative agent, and the lenders named therein (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed November 2, 2017 (File No. 001-38066)).

†10.2

Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

†10.3

First Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017 (File No. 001-38066)).

†10.4

Second Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 14, 2020 (File No. 001-38066)).

†10.5

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

10.7

Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017 (File No. 001-38066)).

10.8

Tax Receivable Agreement, dated December 19, 2016, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.6 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

10.9

Amendment No. 1 to Tax Receivable Agreement, dated July 18, 2017, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P. (incorporated by reference herein to Exhibit 10.4 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017 (File No. 001-38066)).

10.10

Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings, LLC (incorporated by reference herein to Exhibit 10.9 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

10.11

Amendment No. 1 to Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings, LLC. (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.12

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.4 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed April 28, 2017 (Registration No. 333-217561)).

†10.13

Form of Stock Option Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

†10.14

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.13 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.15

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.14 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.16

Global Amendment to Performance Share Unit Grant Notices and Agreements (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed January 24, 2020 (File No. 001-38066)).

†10.17

Form of Stock Option Agreement for John Schmitz under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.18

Form of Success Bonus Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.12 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 19, 2017 (File No. 001-38066)).

†10.19

Select Energy Services, Inc. Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed February 1, 2018 (Registration No. 333-222816)).

†10.20

Employment Agreement between Holli C. Ladhani and Rockwater Energy Solutions, Inc., dated June 1, 2011 (incorporated by reference herein to Exhibit 10.18 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.21

First Amendment to Employment Agreement between Holli Ladhani, Rockwater Energy Solutions, LLC and Select Energy Services, LLC, dated February 21, 2020 (incorporated by reference herein to Exhibit 10.20 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 001-38066)).

†10.22

Employment Agreement between Paul Pistono and Rockwater Energy Solutions, Inc., dated September 4, 2012 (incorporated by reference herein to Exhibit 10.20 to Select Energy Services Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.23

First Amendment to Employment Agreement between Paul Pistono, Rockwater Energy Solutions, LLC and Rockwater Energy Solutions Administrative Services, LLC, dated February 21, 2020 (incorporated by reference herein to Exhibit 10.22 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 001-38066)).

†10.24

Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated January 14, 2019 (incorporated by reference herein to Exhibit 10.22 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.25

Employment Agreement between Nick Swyka and Select Energy Services, LLC, dated March 1, 2019 (incorporated by reference herein to Exhibit 10.23 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.26

Employment Agreement between Adam Law and Select Energy Services, LLC, dated March 1, 2019 (incorporated by reference herein to Exhibit 10.24 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.27

Separation and Consulting Agreement by and between Select Energy Services, LLC and Mitchell M. Shauf, dated August 31, 2020 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed November 4, 2020 (File No. 001-38066)).

†10.28

Global Amendment to Performance Share Unit Grant Notices and Agreements (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed January 24, 2020 (File No. 001-38066)).

†10.29	Form of Letter Agreement (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 14, 2020 (File No. 001-38066)).

†10.30

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted Free Cash Flow – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 6, 2020 (File No. 001-38066)).

†10.31

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 6, 2020 (File No. 001-38066)).

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
*101

The following materials from Select Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Select Energy Services, Inc.

Dated: February 24, 2021	/s/ JOHN D. SCHMITZ
John D. Schmitz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 24, 2021.

/s/ JOHN D. SCHMITZ	Chairman, President and Chief Executive Officer
John D. Schmitz	(Principal Executive Officer)

/s/ NICK L. SWYKA	Chief Financial Officer and Senior Vice President
Nick L. Swyka	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ ROBERT V. DELANEY	Director
Robert V. Delaney

/s/ TROY W. THACKER	Director
Troy W. Thacker

/s/ DAVID C. BALDWIN	Director
David C. Baldwin

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ KEITH O. RATTIE	Director
Keith O. Rattie

/s/ DAVID A. TRICE	Director
David A. Trice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill Impairment Assessment – Water Services and Water Infrastructure Reporting Units

As described further in Note 4 and Note 9 to the consolidated financial statements, during the year ended December 31, 2020, the Company recognized goodwill impairment of $266.9 million. Management evaluates goodwill for impairment on October 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Based on events occurring during the three months ended March 31, 2020, management, with the assistance of a third-party valuation specialist, performed a quantitative impairment assessment of each reporting unit to evaluate goodwill for impairment. As a result of the assessment performed, the Company recognized goodwill impairment charges of $186.5 million related to its Water Services reporting unit and $80.4 million related to its Water Infrastructure reporting unit, primarily due to changes in assumptions related to the projected future revenues and cash flows from the dates the goodwill was originally recorded.  We identified the goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment was a critical audit matter are that there was high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating expenses and cash outflows necessary to support the cash inflows, weighted-average costs of capital and future market conditions as well as the valuation methodologies applied by the Company. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows and evaluation of the reasonableness of the valuation models used. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the goodwill impairment assessment included the following, among others. We tested the effectiveness of controls relating to management’s evaluation for goodwill impairment, including controls over the determination of the fair value of the reporting units. In addition to testing the effectiveness of controls, we also performed the following:

●	Utilized a valuation specialist to evaluate:
o	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,
o	The appropriateness of the discount rate by recalculating the weighted-average costs of capital and evaluating future market conditions,
o	Other significant assumptions, including the terminal growth rate, and
o	The qualifications of the third-party valuation specialist engaged by the Company based on their credentials and experience.

●	Tested the reasonableness of management’s process for determining the fair value of the reporting units, including the revenue growth rate, forecasted costs and operating margins by comparing such items to appropriate projections as well as historical operating results of the reporting units and by assessing the likelihood or capability of the reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

February 24, 2021

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$169,039	$79,268
Accounts receivable trade, net of allowance for credit losses of $9,157 and $5,773, respectively	129,392	267,628
Accounts receivable, related parties	69	4,677
Inventories	33,384	37,542
Prepaid expenses and other current assets	19,621	26,486
Total current assets	351,505	415,601
Property and equipment	878,902	1,015,379
Accumulated depreciation	(528,537)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	350,365	453,278
Right-of-use assets, net	52,331	70,635
Goodwill	—	266,934
Other intangible assets, net	116,079	136,952
Other long-term assets, net	5,079	4,220
Total assets	$875,359	$1,347,620
Liabilities and Equity
Current liabilities
Accounts payable	$12,995	$35,686
Accrued accounts payable	21,359	47,547
Accounts payable and accrued expenses, related parties	519	2,789
Accrued salaries and benefits	16,279	20,079
Accrued insurance	9,788	8,843
Sales tax payable	1,415	2,119
Accrued expenses and other current liabilities	12,077	15,375
Current operating lease liabilities	14,019	19,315
Current portion of finance lease obligations	307	128
Total current liabilities	88,758	151,881
Long-term operating lease liabilities	60,984	72,143
Other long-term liabilities	19,735	10,784
Total liabilities	169,477	234,808
Commitments and contingencies (Note 11)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 86,812,647 shares issued and outstanding as of December 31, 2020; 350,000,000 shares authorized and 87,893,525 shares issued and outstanding as of December 31, 2019	868	879
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and December 31, 2019	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2020 and December 31, 2019	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	909,278	914,699
Accumulated (deficit) retained earnings	(317,247)	21,437
Total stockholders’ equity	593,061	937,177
Noncontrolling interests	112,821	175,635
Total equity	705,882	1,112,812
Total liabilities and equity	$875,359	$1,347,620

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Water Services	$319,766	$772,311	$896,783
Water Infrastructure	125,356	221,593	230,115
Oilfield Chemicals	159,983	268,614	259,791
Other	—	29,071	142,241
Total revenue	605,105	1,291,589	1,528,930
Costs of revenue
Water Services	291,734	598,405	681,546
Water Infrastructure	99,546	166,962	160,072
Oilfield Chemicals	143,550	230,434	233,454
Other	740	30,239	124,839
Depreciation and amortization	98,800	116,809	130,537
Total costs of revenue	634,370	1,142,849	1,330,448
Gross (loss) profit	(29,265)	148,740	198,482
Operating expenses
Selling, general and administrative	74,364	111,622	103,156
Depreciation and amortization	2,872	3,860	3,176
Impairment of goodwill and trademark	276,016	4,396	17,894
Impairment and abandonment of property and equipment	7,910	3,715	6,657
Impairment of cost-method investment	—	—	2,000
Lease abandonment costs	4,350	2,073	3,925
Total operating expenses	365,512	125,666	136,808
(Loss) income from operations	(394,777)	23,074	61,674
Other (expense) income
(Losses) gains on sales of property and equipment and divestitures, net	(2,815)	(11,626)	3,804
Interest expense, net	(2,136)	(2,688)	(5,311)
Foreign currency gain (loss), net	39	273	(1,292)
Other expense, net	(3,519)	(2,948)	(2,872)
(Loss) income before income tax benefit (expense)	(403,208)	6,085	56,003
Income tax benefit (expense)	1,476	(1,949)	(1,704)
Net (loss) income	(401,732)	4,136	54,299
Less: net loss (income) attributable to noncontrolling interests	63,048	(1,352)	(17,787)
Net (loss) income attributable to Select Energy Services, Inc.	$(338,684)	$2,784	$36,512

Net (loss) income per share attributable to common stockholders (Note 17):
Class A—Basic	$(3.98)	$0.03	$0.49
Class A-2—Basic	$—	$—	$0.49
Class B—Basic	$—	$—	$—

Net (loss) income per share attributable to common stockholders (Note 17):
Class A—Diluted	$(3.98)	$0.03	$0.49
Class A-2—Diluted	$—	$—	$0.49
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(401,732)	$4,136	$54,299
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax of $0	—	368	(670)
Comprehensive (loss) income	(401,732)	4,504	53,629
Less: comprehensive loss (income) attributable to noncontrolling interests	63,048	(1,472)	(17,568)
Comprehensive (loss) income attributable to Select Energy Services, Inc.	$(338,684)	$3,032	$36,061

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class A-2		Class B				Accumulated
	Stockholders		Stockholders		Stockholders			Retained	Other
		Class A		Class A-2		Class B	Additional	Earnings	Comprehensive	Total
		Common		Common		Common	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2017	59,182,176	592	6,731,845	67	40,331,989	404	673,141	(17,859)	302	656,647	406,722	1,063,369
Conversion of Class A-2 common stock to Class A common stock	6,731,839	67	(6,731,839)	(67)	—	—	—	—	—	—	—	—
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	14,305,146	144	—	—	(14,305,146)	(144)	146,865	—	—	146,865	(146,865)	—
ESPP shares issued	9,793	—	—	—	—	—	132	—	—	132	(15)	117
Equity-based compensation	—	—	—	—	—	—	7,312	—	—	7,312	3,059	10,371
Issuance of restricted shares	438,182	4	—	—	—	—	2,321	—	—	2,325	(2,325)	—
Exercise of restricted stock units	27,860	—	—	—	—	—	104	—	—	104	(104)	—
Stock options exercised	79,333	1	—	—	—	—	1,018	—	—	1,019	(374)	645
Repurchase of common stock	(1,766,428)	(17)	(6)	—	—	—	(17,121)	—	—	(17,138)	576	(16,562)
Restricted shares forfeited	(51,346)	(1)	—	—	—	—	(382)	—	—	(383)	383	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(506)	(506)
NCI income tax adjustment	—	—	—	—	—	—	209	—	—	209	(209)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(670)	(670)	(290)	(960)
Net income	—	—	—	—	—	—	—	36,512	—	36,512	17,787	54,299
Balance as of December 31, 2018	78,956,555	$790	—	$—	26,026,843	$260	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	9,805,742	98	—	—	(9,805,742)	(98)	107,062	—	—	107,062	(107,062)	—
ESPP shares issued	13,178	—	—	—	—	—	154	—	—	154	(42)	112
Equity-based compensation	—	—	—	—	—	—	12,050	—	—	12,050	3,435	15,485
Issuance of restricted shares	1,417,458	14	—	—	—	—	3,639	—	—	3,653	(3,653)	—
Exercise of restricted stock units	1,250	—	—	—	—	—	4	—	—	4	(4)	—
Stock options exercised	5,282	—	—	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(2,288,880)	(23)	—	—	—	—	(21,939)	—	—	(21,962)	3,362	(18,600)
Restricted shares forfeited	(17,060)	—	—	—	—	—	(39)	—	—	(39)	39	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	404	404
NCI income tax adjustment	—	—	—	—	—	—	66	—	—	66	(66)	—
Foreign currency translation adjustment	—	—	—	—	—	—	19	—	368	387	85	472
Net income	—	—	—	—	—	—	—	2,784	—	2,784	1,352	4,136
Balance as of December 31, 2019	87,893,525	$879	—	$—	16,221,101	$162	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812
ESPP shares issued	15,132	—	—	—	—	—	83	—	—	83	(7)	76
Equity-based compensation	—	—	—	—	—	—	4,856	—	—	4,856	908	5,764
Issuance of restricted shares	1,477,488	15	—	—	—	—	2,407	—	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	—	—	1	—	—	1	(1)	—
Repurchase of common stock	(2,199,824)	(22)	—	—	—	—	(12,270)	—	—	(12,292)	1,416	(10,876)
Restricted shares forfeited	(374,299)	(4)	—	—	—	—	(544)	—	—	(548)	548	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(162)	(162)
NCI income tax adjustment	—	—	—	—	—	—	46	—	—	46	(46)	—
Net loss	—	—	—	—	—	—	—	(338,684)	—	(338,684)	(63,048)	(401,732)
Balance as of December 31, 2020	86,812,647	$868	—	$—	16,221,101	$162	$909,278	$(317,247)	$—	$593,061	$112,821	$705,882

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(401,732)	$4,136	$54,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	101,672	120,669	133,713
Net loss (gain) on disposal of property and equipment	2,405	7,950	(3,803)
Bad debt expense	6,373	2,553	2,210
Amortization of debt issuance costs	688	688	688
Inventory write-downs	852	250	442
Equity-based compensation	5,764	15,485	10,371
Impairment of goodwill and trademark	276,016	4,396	17,894
Impairment and abandonment of property and equipment	7,910	3,715	6,657
Impairment of cost-method investment	—	—	2,000
Loss on divestitures	410	3,676	—
Unrealized gain on short-term investment	(1,799)	—	—
Other operating items, net	(407)	240	1,287
Changes in operating assets and liabilities
Accounts receivable	142,873	57,908	36,537
Prepaid expenses and other assets	14,886	11,321	(9,115)
Accounts payable and accrued liabilities	(50,101)	(29,039)	(20,771)
Net cash provided by operating activities	105,810	203,948	232,409
Cash flows from investing activities
Working capital settlement	—	691	—
Proceeds received from divestitures	197	24,872	—
Purchase of property and equipment	(21,239)	(110,143)	(165,360)
Investment in note receivable	(3,000)	—	—
Distribution from cost method investment	200	—	—
Acquisitions, net of cash received	—	(10,000)	(16,999)
Proceeds received from sales of property and equipment	18,449	17,223	13,998
Net cash used in investing activities	(5,393)	(77,357)	(168,361)
Cash flows from financing activities
Borrowings from revolving line of credit	—	5,000	60,000
Payments on long-term debt	—	(50,000)	(90,000)
Payments of finance lease obligations	(264)	(883)	(1,881)
Proceeds from share issuance	76	142	762
Contributions from (distributions to) noncontrolling interests	354	(349)	(506)
Repurchase of common stock	(10,876)	(18,600)	(16,562)
Contingent consideration	—	—	(1,106)
Net cash used in financing activities	(10,710)	(64,690)	(49,293)
Effect of exchange rate changes on cash	64	130	(292)
Net increase in cash and cash equivalents	89,771	62,031	14,463
Cash and cash equivalents, beginning of period	79,268	17,237	2,774
Cash and cash equivalents, end of period	$169,039	$79,268	$17,237
Supplemental cash flow disclosure:
Cash paid for interest	$1,838	$2,716	$5,243
Cash (refunds received) paid for income taxes, net	$(174)	$1,793	$(550)
Supplemental disclosure of noncash operating activities:
Noncash settlement of accounts receivable	$1,578	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$9,322	$119,358	$—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,733	$10,472	$17,910
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$367	$—	$—

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

We are a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Rockwater Merger: On November 1, 2017, the Company completed a merger with Rockwater (the “Rockwater Merger”).

Class A and Class B Common Stock:  At December 31, 2020, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock and Class B common stock are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

Exchange rights: Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), SES Legacy Holdings LLC (“Legacy Owner Holdco”) and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A Common Stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A Common Stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A Common Stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B Common Stock will be cancelled.

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

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of December 31, 2020, and 2019, the Company had no equity method investees and one cost-method investee. As of December 31, 2020, the Company also had one investment in notes receivable accounted for using the amortized cost basis and one investment in publicly-traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. During the first quarter of 2018, the Company determined that its cost-method investee was no longer fully recoverable and was written down to its then estimated fair value of $0.5 million. The impairment expense of $2.0 million is included in impairment of cost-method investment within the consolidated statements of operations.

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

The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving exploration and production (“E&P”) companies. Additionally, this segment includes the operations of our accommodations and rentals business.

The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. With our broad chemicals product line, combined with our expertise in oilfield chemicals application, we serve pressure pumpers and major integrated and independent U.S. and international oil and gas producers. We further utilize our chemicals experience and lab testing capabilities to customize water treatment solutions tailored to the customer’s water quality and other fluid system design objectives.

The results of service lines divested during 2019, including the operations of our Affirm Oilfield Services, LLC subsidiary (“Affirm”), our sand hauling operations and our Canadian operations, are combined in the “Other” category.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Substantially complete liquidation:  During 2019, the Company substantially completed liquidating our Canadian subsidiary and reclassified $0.4 million of cumulative translation adjustments from accumulated other comprehensive income to (losses)/gains on sales of property and equipment and divestitures, net.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable: Accounts receivable are stated at the invoiced amount, or the earned but not yet invoiced amount, net of an allowance for credit losses.

Allowance for credit losses: The Company’s allowance for credit losses primarily relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt has been incurred where a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. The duration and severity of the COVID-19 pandemic and continued market volatility is highly uncertain, and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The change in the allowance for credit losses is as follows:

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$5,773	$5,329	$2,979
Increase to allowance based on a percent of revenue	1,212	2,641	2,253
Adjustment based on aged receivable analysis	5,161	(88)	(43)
Charge-offs	(3,003)	(2,504)	(23)
Recoveries	14	395	163
Balance at end of year	$9,157	$5,773	$5,329

The Company also has a $3.0 million note receivable resulting from an investment in the fourth quarter of 2020, with no allowance for credit losses as of December 31, 2020. See Note 14 – Related Party Transactions for additional information.

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10% of the Company’s consolidated revenues or receivables for the years ended December 31, 2020, 2019 and 2018, respectively.

Inventories: The Company values its inventories at lower of cost or net realizable value. Inventory costs are determined under the weighted-average method. Inventory costs primarily consist of chemicals and materials available for resale and parts and consumables used in operations.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation.

Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset as noted below:

Asset Classification	Useful Life (years)
Land	Indefinite
Buildings and leasehold improvements	30 or lease term
Vehicles and equipment	4 - 7 or lease term
Machinery and equipment	2 - 15
Computer equipment and software	3 - 4 or lease term
Office furniture and equipment	7
Disposal wells	7 - 10

Depreciation expense related to the Company’s property and equipment, including amortization of property under finance leases, was $90.2 million, $108.7 million and $120.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Change in depreciable lives of property and equipment:  In accordance with its policy, the Company reviews the estimated useful lives and estimated salvage values of its fixed assets on an ongoing basis. A review conducted in the first quarter of 2018, indicated that the economic lives of certain assets were longer than the historic asset lives previously used. This increase was positively supported by effective use, care and custody of the assets. Also, this review indicated increased salvage value estimates for certain assets within vehicles and equipment, which was supported by vehicle sales data, and is expected to continue prospectively. As a result, effective January 1, 2018, the Company changed its estimates of the useful lives of certain assets included in vehicles and equipment and machinery and equipment, and increased salvage value estimates for certain assets within vehicles and equipment, to better reflect the estimated periods and depreciable amounts during which these assets will remain in service.

The average estimated useful lives of the assets impacted in the vehicles and equipment category increased from 6.0 to 8.1 years, while the average estimated useful lives of assets impacted in machinery and equipment increased from 5.5 years to 6.9 years. The impact of the increase of useful lives was to defer and extend out depreciation expense, including lower expense in 2018. The impact of the increase in salvage values was to permanently lower current and future depreciation expense. The fixed assets obtained in 2017 through mergers and acquisitions had consistent useful life and salvage value estimates with the rest of the Company’s fixed assets.

The change in the estimated useful lives of fixed assets and change in salvage value estimates was implemented on a prospective basis starting January 1, 2018. Excluding fixed assets attained through mergers and acquisitions during 2017, the impact of the change in useful life estimate of fixed assets purchased on or before December 31, 2017, was to reduce and defer depreciation expense by $12.6 million during the year ended December 31, 2018. Also, the increase in estimated vehicle salvage value produced a permanent depreciation expense reduction of $3.9 million during the year ended December 31, 2018. For the year ended December 31, 2018, the changes in useful life estimate and increased salvage value produced an increase to net income of $10.9 million (including the impact of noncontrolling interests) and increased both basic and diluted earnings per share attributable to our stockholders by $0.15.

Business Combinations: The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

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

Impairment of goodwill, long-lived assets and intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability is measured by a comparison of its carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of its carrying value over the estimated fair value. The development of future cash flows and the estimate of fair value represent its best estimates based on industry trends and reference to market transactions and are subject to variability. The Company considers the factors within the fair value analysis to be Level 3 inputs within the fair value hierarchy. See Note 4—Impairments and Other Costs for further discussion.

The Company conducts its annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events.  If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income and market approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-average cost of capital calculation based on publicly-traded peer companies. In the market approach, valuation multiples are developed from both publicly-traded peer companies as well as other company transactions. The cost approach, when used, considers replacement cost as the primary indicator of value.

If the fair value of a reporting unit is less than its carrying value, goodwill impairment is calculated by subtracting the fair value of the reporting unit from the carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of exploration and production (“E&P”) activity of oil and gas companies, the Company’s financial performance and trends and the Company’s strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions, could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions. See Note 4—Impairments and Other Costs for further discussion.

Asset retirement obligations: The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging, site reclamation and similar activities associated with the Company’s saltwater disposal wells. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2020, and 2019.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2020	2019

	(in thousands)
Balance at December 31, 2019	$1,527	$1,898
Accretion expense, included in depreciation and amortization expense	121	115
Disposals, included in depreciation and amortization expense	(272)	—
Payments	(377)	(486)
Balance at December 31, 2020	$999	$1,527

In addition to the obligations described above, the Company may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminable. If applicable, the Company will record an asset retirement obligation for these assets in the periods in which settlement dates are reasonably determinable.

Self-insurance: The Company self-insures, through deductibles and retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and effective June 1, 2020, health insurance. The Company’s exposure (i.e. the retention or deductible) per occurrence is $2.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for vehicle liability and $0.2 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. As of December 31, 2020, the Company estimated the range of exposure to be from $12.9 million to $14.9 million for worker’s compensation and vehicle liability claims and have recorded liabilities of $13.9 million, which represents management’s best estimate of probable loss related to these claims. Additionally, accrued health insurance and accrued general liabilities were $1.7 million and $0.5 million as of December 31, 2020, respectively. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of substantially all employees of the Company. The 401(k) Plan allows eligible employees to make tax-deferred contributions, not to exceed annual limits established by the Internal Revenue Service. The Company formerly matched contributions of 100% of employee contributions, up to 4% of compensation with immediate vesting for existing employees. The vesting schedule for new hires is 25% for the first year, 50% for the second year, 75% for the third year and 100% for the fourth year.

During the year ended December 31, 2020, due to worsening economic conditions, the Company suspended the match to the 401(k) Plan and incurred no match expense in 2020. The Company’s contributions to the 401(k) Plan were $4.2 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively.

Payroll Tax Deferral: During the year ended December 31, 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $6.0 million of payroll taxes as of December 31, 2020. The amounts being deferred during 2020, must be repaid half by December 31, 2021, and half by December 31, 2022. The deferral is split evenly between accrued salaries and benefits and other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2020.

Revenue recognition: The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 5—Revenue for further detail on applying this standard. The Company uses the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Revenue from the Company’s Water Services and Water Infrastructure segments is typically recognized over the course of time, whereas revenue from the Company’s Chemicals segment is typically recognized upon change in control. Revenue generated by each of the Company’s revenue streams are outlined as follows:

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

The Company’s agreements with its customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance-, cancellation-, termination-, or refund-type provisions. Services based on price sheets with customers are generally performed under separately-issued “work orders” or “field tickets” as services are requested. Of the Company’s Water Services and Water Infrastructure service lines, only sourcing and transfer of water are consistently provided as part of the same arrangement. In these instances, revenue for both sourcing and transfer are recognized concurrently when delivered. Additionally, asset rentals are recognized on a straight-line basis.

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

Oilfield Chemicals products are generally sold under sales agreements based upon purchase orders or contracts with customers that do not include right of return provisions or other significant post-delivery obligations. The Company’s products are produced in a standard manufacturing operation, even if produced to the customer’s specifications. The prices of products are fixed and determinable and are established in price lists or customer purchase orders. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

Equity-based compensation: The Company accounts for equity-based awards for restricted stock awards, restricted stock units, and stock-settled appreciation awards by measuring the awards at the date of grant and recognizing the grant-date fair value as an expense using either straight-line or accelerated attribution, depending on the specific terms of the award agreements over the requisite service period, which is usually equivalent to the vesting period. The Company expenses awards with graded-vesting service conditions on a straight-line basis and accounts for forfeitures as they occur. The Company accounts for performance share units by remeasuring the awards at the end of each reporting period based on the period-end closing share price, factoring in the percentage expected to vest, and the percentage of the service period completed.

Fair value measurements: The Company measures certain assets and liabilities pursuant to accounting guidance, which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based upon the Company’s own judgment and assumptions used to measure assets and liabilities at fair value. See Note 13—Fair Value Measurement for further discussion.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2020, 2019 and 2018. See Note 15—Income Taxes for further discussion.

Recent accounting pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, and require a modified retrospective transition approach. After reviewing the new standard and reexamining current and prior year bad debt expense from trade receivables, as well as updating future expectations, the adoption of the new standard in the first quarter of 2020 did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the third quarter of 2020 and elected all aspects of this standard as of the beginning of 2020. The adoption did not have a material impact to the Company’s financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

Well Chemical Services Acquisition

On September 30, 2019, the Company acquired a well chemical services business (“WCS”), for $10.0 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expanded the Company’s service offerings in oilfield water treatment across the full life-cycle of water, from pre-fracturing treatment through reuse and recycling.

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

During the first quarter of 2020, Select impaired 100% of its goodwill, including the goodwill resulting from the Pro Well acquisition (See Note 4 – Impairments and Other Costs and Note 9 – Goodwill and Other Intangible Assets).

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

In connection with the Affirm crane operation divestiture in 2019, no gain or loss was initially recognized and goodwill was reduced by $2.6 million. Additionally, during 2019, the Company recorded an impairment of the remaining Affirm goodwill of $4.4 million (see Note 9—Goodwill and Other Intangible Assets).

NOTE 4—IMPAIRMENTS AND OTHER COSTS

Significant challenges that emerged during the year ended December 31, 2020, and that are expected to continue, have had and will likely continue to have a negative impact on our results of operations. The COVID-19 pandemic has caused a worldwide slowdown in economic activity, resulting in a sharp decline in global oil demand and therefore, lower oil and natural gas prices. Global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained. In response to lower oil and gas prices, our E&P customers have cut capital spending, resulting in a sharp drop in the number of wells drilled and completed in all of our markets. Reduced demand for our services has had a material, negative impact on our financial results for the year ended December 31, 2020. While oil prices and U.S. unconventional completions activity have partially recovered from the recent lows, given the continued uncertainty around the COVID-19 pandemic and the associated impact on oil demand, we are unable to predict if, when, and by how much the demand for our services and therefore our financial performance will improve.

Because the magnitude and duration of the COVID-19 pandemic is unknown, we cannot forecast with reasonable certainty the impact of COVID-19 on our business, financial condition or near or longer-term financial or operational results. During the year ended December 31, 2020, we took actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, idling facilities, closing yard locations, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We also deferred employer payroll tax payments, in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the United States Congress in response to the COVID-19 pandemic.

As a result of the downturn in our business, we recorded impairment expenses in the first half of 2020 related to goodwill, property and equipment and other intangible assets.

A summary of impairments to goodwill and trademark for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)

Impairment of goodwill and trademark
Water Services	$186,468	$—	$—
Water Infrastructure	80,466	—	—
Oilfield Chemicals	9,082	—	12,652
Other	—	4,396	5,242
Total impairment of goodwill and trademark	$276,016	$4,396	$17,894

For a discussion of the impairments to goodwill and trademark, See Note 9—Goodwill and Other Intangible Assets.

A summary of impairments to and abandonment of property and equipment for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)

Impairment and abandonment of property and equipment
Water Services	$3,894	$969	$—
Water Infrastructure	4,016	1,804	2,282
Other	—	942	4,375
Total impairment and abandonment of property and equipment	$7,910	$3,715	$6,657

For the year ended December 31, 2020, impairment and abandonment costs of $7.9 million were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and freshwater wells and obsolete machinery and equipment. For the year ended December 31, 2019, the Company impaired $3.7 million of property and equipment as the carrying values were not deemed recoverable including $1.1 million of pipelines with low utilization, $1.0 million of layflat hose considered obsolete, $0.9 million related to divesting Canadian fixed assets, and $0.6 million related to an owned facility for sale. For the year ended December 31, 2018, the Company determined that long-lived assets with a carrying value of $2.3 million were no longer recoverable and were written down to their estimated fair value of zero. Additionally, the Company determined that $4.4 million of Canadian fixed assets were impaired due to an expectation of a loss on asset disposals.

A summary of severance, yard closure, and lease abandonment costs for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)

Severance
Water Services	$4,569	$—	$538
Water Infrastructure	500	—	—
Oilfield Chemicals	813	—	—
Other	1,286	1,691	682
Total severance expense	$7,168	$1,691	$1,220

Yard closure costs
Water Services	$2,645	$—	$—
Oilfield Chemicals	316	—	—
Total yard closure costs	$2,961	$—	$—

Lease abandonment costs
Water Services	$4,321	$1,218	$2,150
Water Infrastructure	51	—	—
Oilfield Chemicals	42	11	28
Other	(64)	844	1,747
Total lease abandonment costs	$4,350	$2,073	$3,925

During the year ended December 31, 2020, the Company recorded exit-disposal costs including $7.2 million of severance costs, with $0.6 million of accrued severance at December 31, 2020 recorded as accrued salary and benefits on the accompanying consolidated balance sheets, $3.0 million in yard closure costs recognized within costs of revenue on the accompanying consolidated statements of operations with $0.1 million accrued yard closure costs at December 31, 2020, recorded as accrued expenses and other current liabilities on the accompanying balance sheets, and $4.4 million of lease abandonment costs. Severance costs of $4.0 million and $3.2 million are recognized within costs of revenue and selling, general and administrative expenses, respectively, on the accompanying consolidated statements of operations.

During the year ended December 31, 2019, the Company recorded exit-disposal costs including $1.7 million of severance costs recognized within selling, general and administrative expenses on the accompanying consolidated statements of operations, and $2.1 million of lease abandonment costs, both of which primarily related to the Company’s divested service lines, the abandonment of two facilities and accretion of expenses for previously abandoned facilities.

During the year ended December 31, 2018, the Company recorded exit-disposal costs including $1.2 million of severance costs of which $0.7 million was recognized within selling, general and administrative expenses and $0.5 million was recognized as costs of revenue on the accompanying consolidated statements of operations. The severance costs were associated with the retirement of the Company’s former Chief Administrative Officer as well as the termination of employees assigned to the Company’s divested service lines. Additionally, the Company recorded $3.9 million of lease abandonment costs primarily due to excess facility capacity stemming from the Rockwater Merger and the Company’s divested services lines.

NOTE 5—REVENUE

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

The following factors are applicable to all three of the Company’s segments for the years 2020, 2019 and 2018, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. During the year ended December 31, 2020, the Company had five contracts in place for these segments lasting over one year. The Company has recorded an $8.2 million contract liability associated with one of the five long-term contracts as of December 31, 2020, recognized in other long-term liabilities in the accompanying balance sheets. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial, and there were no material in-process customer agreements for this segment as of December 31, 2020 lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2020, no rental agreements lasted more than a year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Geographic Region
Permian Basin	$278,439	$610,528	$606,591
Haynesville/E. Texas	73,116	73,658	59,969
Eagle Ford	69,440	156,621	171,942
MidCon	56,687	176,216	243,524
Marcellus/Utica	54,473	96,454	134,984
Bakken	38,986	92,956	153,212
Rockies	37,517	85,339	111,901
Eliminations and other regions	(3,553)	(183)	46,807
Total	$605,105	$1,291,589	$1,528,930

In the Water Services segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 71%, 72% and 67% of segment revenue for 2020, 2019 and 2018, respectively. In the Water Infrastructure segment, the top two-revenue producing regions are the Permian Basin and Bakken, which collectively comprised 88%, 84% and 85% of segment revenue for 2020, 2019 and 2018, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 87%, 89% and 83% of segment revenue for 2020, 2019 and 2018, respectively.

NOTE 6—LEASES

As of December 31, 2020, the Company was the lessee for approximately 388 operating leases with durations greater than a year, approximately 14 subleases, approximately two finance leases, and is the lessor for two owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. In addition to normal lease activity, the Affirm and Canadian divestitures occurring during 2019 included the assignment of leases to the buyers. The assigned leases impacted expenses during 2019, but were not included in the December 31, 2019 consolidated balance sheet.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.

Primarily due to future uncertainty stemming from the COVID-19 pandemic, certain renewal options were no longer considered reasonably certain of being exercised. This caused a reduction of approximately $5.7 million in right-of-use assets and lease liabilities on the consolidated balance sheets during the second quarter of 2020. Additionally, during the second quarter of 2020, the Company successfully negotiated certain lease payment deferrals as well as lease payment reductions that are being accounted for as modifications, with no impact to straight-line lease expense from lease payment deferrals and a reduction in straight-line rent expense from lease payment reductions.

The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Due to the volatility of the price of a barrel of oil and the short term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments at December 31, 2020 do not reflect all of the Company’s short-term lease commitments.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements that continue in perpetuity until the lessor or the Company terminates the lease agreement. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate based on what it would pay to borrow on a collateralized basis, over a similar term based on information available at lease commencement.

The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component for its leases.

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $1.1 million and $1.6 million during the years ended December 31, 2020 and 2019, respectively. $0.8 million of property tax expense is excluded from the lease expense discussed above for both years ended December 31, 2020 and 2019.

The lease disclosures in this Note 6—Leases exclude revenue governed by the new lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See Note 5—Revenue for a comprehensive discussion on revenue recognition.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	December 31, 2020	December 31, 2019

		(in thousands)
Assets
Right-of-use assets(1)	Long-term right-of-use assets	$52,331	$70,635
Finance lease assets	Property and equipment	302	213
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$14,019	$19,315
Operating lease liabilities ― LT	Long-term operating lease liabilities	60,984	72,143
Finance lease liabilities ― ST	Current portion of finance lease obligations	307	128
Finance lease liabilities ― LT	Other long term liabilities	94	87

(1)Right-of-use asset impairment of $3.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, is recorded within lease abandonment costs in the accompanying consolidated statements of operations.

		Year ended December 31,
Statements of Operations and Cash Flows	Classification	2020	2019

		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$19,968	$27,856
Lease abandonment costs	Lease abandonment costs	4,350	2,073

Short-term agreements:	Cost of revenue	$44,062	$93,949

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$314	$916
Interest on lease liabilities	Interest expense, net	14	32

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$1,463	$1,544
Lessor income	Cost of sales	350	478

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$22,385	$30,670
Cash paid for finance leases lease interest	Operating cash flows	14	32
Cash paid for finance leases	Financing cash flows	264	883

Long Term and Discount Rate	As of December 31, 2020	As of December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.7	7.9
Finance leases	1.3	1.6
Weighted-average discount rate
Operating leases	4.7%	5.3%
Finance leases	3.6%	5.1%

The Company has the following operating and finance lease commitments as of December 31, 2020:

Period	Operating Leases(1)	Finance Leases	Total

	(in thousands)
2021	$17,478	$315	$17,793
2022	13,956	95	14,051
2023	11,858	—	11,858
2024	11,117	—	11,117
2025	10,376	—	10,376
Thereafter	22,908	—	22,908
Total minimum lease payments	$87,693	$410	$88,103

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Short-term leases excluded from balance sheet	562	—	562
Imputed interest	12,128	9	12,137
Total reconciling items	12,690	9	12,699
Total liabilities per balance sheet	$75,003	$401	$75,404

(1)	The table above excludes sublease and lessor income of $1.1 million during 2021, $0.8 million during 2022 and $0.3 million during 2023.

NOTE 7—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2020	2019

	(in thousands)
Raw materials	$16,701	$12,365
Finished goods	16,683	24,724
Materials and supplies	—	453
Total	$33,384	$37,542

During the years ended December 31, 2020 and 2019, the Company recorded charges to the reserve for excess and obsolete inventory for $0.9 million and $0.3 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million as of both December 31, 2020 and 2019. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019

	(in thousands)
Machinery and equipment	$596,441	$659,835
Buildings and leasehold improvements	93,236	97,426
Pipelines	72,458	69,327
Disposal wells	48,097	64,149
Vehicles and equipment	30,975	53,819
Land	13,497	16,030
Computer equipment and software	7,127	8,051
Office furniture and equipment	892	1,157
Machinery and equipment - finance lease	537	162
Vehicles and equipment - finance lease	475	1,291
Computer equipment and software - finance lease	356	356
Other	—	497
Construction in progress	14,811	43,279
	878,902	1,015,379
Less accumulated depreciation(1)	(528,537)	(562,986)
Property and equipment held-for-sale, net	—	885
Total property and equipment, net	$350,365	$453,278
(1)	Includes $1.1 million and $1.6 million of accumulated depreciation related to finance leases as of December 31, 2020 and December 31, 2019, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 9—Goodwill and Other Intangible Assets is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Category
Depreciation expense from property and equipment	$89,848	$107,738	$119,114
Amortization expense from finance leases	314	916	1,314
Amortization expense from intangible assets	11,661	11,900	13,102
Accretion expense from asset retirement obligations	(151)	115	183
Total depreciation and amortization	$101,672	$120,669	$133,713

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 4 – Impairment and Other Costs for impairment and abandonment of property and equipment during the years ended December 31, 2020, 2019 and 2018.

During the year ended December 31, 2020, the Company sold the remaining Canadian assets that were previously designated as held for sale at a loss of $0.1 million recognized within (Losses) gains on sales of property, equipment and divestitures, net on the accompanying consolidated statements of operations.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 13—Fair Value Measurement). During the first quarter of 2020, the Company had triggering events related to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile market environment at March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments.

During 2019, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business following the Affirm crane business divestiture. Also, in connection with the Company’s segment realignment, the Company reallocated goodwill from one reporting unit in the 2018 Water Solutions segment to reporting units in the 2019 Water Services and Water Infrastructure segments using the reporting units’ relative fair values as of March 31, 2019.

The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2020, and 2019 are as follows:

	Water	Wellsite	Water	Water
	Solutions	Services	Services	Infrastructure	Other	Total

	(in thousands)
Balance as of December 31, 2018	$266,801	$7,000	$—	$—	$—	$273,801
Resegmentation	(266,801)	(7,000)	186,335	80,466	7,000	—
Measurement period adjustment(1)	—	—	133	—	—	133
Affirm crane business divestiture	—	—	—	—	(2,604)	(2,604)
Affirm impairment	—	—	—	—	(4,396)	(4,396)
Balance as of December 31, 2019	—	—	186,468	80,466	—	266,934
Impairment			(186,468)	(80,466)		(266,934)
Balance as of December 31, 2020	$—	$—	$—	$—	$—	$—
(1)	See Note 3―Acquisitions and Divestitures for additional information.

The components of other intangible assets as of December 31, 2020 and 2019 are as follows:

	As of December 31, 2020				As of December 31, 2019
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Impairment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$116,554	$—	$(29,302)	$87,252	$116,554	$(20,233)	$96,321
Patents	9,741	—	(3,166)	6,575	10,110	(2,420)	7,690
Other	7,234	—	(6,373)	861	7,234	(4,766)	2,468
Total definite-lived	133,529	—	(38,841)	94,688	133,898	(27,419)	106,479
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	23,442	(9,082)	—	14,360	23,442	—	23,442
Total indefinite-lived	30,473	(9,082)	—	21,391	30,473	—	30,473

Total other intangible assets, net	$164,002	$(9,082)	$(38,841)	$116,079	$164,371	$(27,419)	$136,952

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

During the year ended December 31, 2020, the Company added no new intangible assets. During the year ended December 31, 2019, the Company added $0.5 million in customer relationships. The weighted-average amortization period for customer relationships, patents and other definite-lived intangible assets as of December 31, 2020 was 9.7 years, 6.8 years and 2.7 years, respectively.

The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years.

Amortization expense of $11.7 million, $11.9 million and $13.1 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$10,466
2022	10,252
2023	10,180
2024	10,111
2025	9,948
Thereafter	43,731
Total	$94,688

NOTE 10—DEBT

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See Note 14—Related Party Transactions for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the borrowing base under the Credit Agreement was $96.4 million and $214.6 million, respectively. The significant reduction in our borrowing base since December 31, 2019 was driven primarily by the meaningful reductions during the year ended December 31, 2020 in our accounts receivable, which represent the primary collateral for the borrowing base. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million and $19.9 million as of December 31, 2020 and 2019, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $80.8 million at December 31, 2020.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2020 and 2019 were $1.3 million and $2.0 million, respectively. As the debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other long-term assets on the consolidated balance sheet. Amortization expense related to debt issuance costs were $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company was in compliance with all debt covenants as of and throughout the year ended December 31, 2020.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency. It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter, and while at this time no administrative, civil or criminal charges have been brought against the Company, the Company accrued $4.3 million related to the settlement of this investigation and made payments of $1.7 million related to this accrual during 2020. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s financial statements.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters, and effective June 1, 2020, health insurance. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

NOTE 12—EQUITY-BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the private placement of 16,100,000 shares of the Company’s Class A Common Stock on December 20, 2016 (the “Select 144A Offering”), the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. On May 8, 2020, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares of the Company’s Class A common stock that may be issued under the 2016 Plan by 4,000,000 shares and to make certain other administrative changes.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 3.8 million shares available to be issued as of December 31, 2020. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporates assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options is based on the vesting period and term of the options awarded, which is ten years.

The table below presents the assumptions used in determining the fair value of stock options granted during the year ended December 31, 2018. No options were granted during the years ended December 31, 2020 and 2019. The weighted-average grant date fair value of stock options granted was $8.98 for the year ended December 31, 2018.

For the year ended December 31,
2018
Underlying equity	$20.50
Strike price	$20.50 - 30.75
Dividend yield (%)	0.0%
Risk-free rate (%)	2.3%
Volatility (%)	50.0%
Expected term (years)	10.0

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2020 is as follows:

	For the year ended December 31, 2020
				Weighted-average
		Weighted-average	Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,797,319	$8.19	$15.95	4.2	$509
Forfeited	(22,437)	8.42	18.52
Expired	(255,723)	2.81	13.47
Ending balance, outstanding	3,519,159	$8.58	$16.11	3.3	$—
Ending balance, exercisable	3,515,784	$8.58	$16.11	3.3	$—
Nonvested at December 31, 2020	3,375	N/A	$22.22

(a)Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $4.10 and $9.28 as of December 31, 2020 and 2019, respectively.

The Company recognized $0.2 million, $4.3 million and $5.2 million of compensation expense related to stock options during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was a nominal amount of unrecognized equity-based compensation expense related to nonvested stock options that is expected to be recognized during the first quarter of 2021.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $7.2 million, $8.5 million and $4.3 million related to the restricted stock awards and restricted stock units for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $7.2 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards. During 2020 and 2019, the Company paid $1.5 million and $1.0 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligation on vested shares. No restricted stock units were granted during the year ended December 31, 2020.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2020 is as follows:

	For the year ended December 31, 2020
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2019	1,518,193	$10.08
Granted	1,477,488	5.80
Vested	(578,281)	11.79
Forfeited	(374,299)	7.43
Repurchased	(40,029)	7.81
Nonvested at December 31, 2020	2,003,072	$6.97

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2020 is as follows:

	For the year ended December 31, 2020
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested at December 31, 2019	1,250	$19.00
Vested	(625)	20.00
Forfeited	(625)	18.00
Nonvested at December 31, 2020	—	$—

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

Return on Assets at Performance Period-End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

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

The fair value on the date the PSUs were granted during 2020, 2019 and 2018 was $4.4 million, $7.0 million and $5.9 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. During the year ended December 31, 2020, the Company revised the estimates for the PSUs granted in 2018 and 2019 and expect 0% to vest. The Company recognized a reduction to compensation expense of $1.7 million, compensation expense of $2.1 million and compensation expense of $0.5 million related to the PSUs for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the unrecognized compensation cost related to our unvested PSUs is estimated to be $2.2 million and is expected to be recognized over a weighted-average period of 2.0 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding at December 31, 2020:

Performance Share Units
Nonvested as of December 31, 2019	1,014,990
Target shares granted	753,378
Target shares forfeited	(4,459)
Target shares outstanding as of December 31, 2020	1,763,909

Stock-Settled Incentive Awards

Effective May 17, 2018, the Company approved grants of stock-settled incentive awards to certain key employees under the 2016 Plan that were subject to both market-based and service-based vesting provisions. These awards vested after a two-year service period and, if earned, would have been settled in shares of Class A Common Stock. The ultimate amount earned was based on the achievement of the market metrics, which was based on the stock price of the Class A Common Stock at the vesting date, for which payout could have ranged from 0% to 200%. Any award not earned on the vesting date was forfeited. The target amount that became earned during the performance period was determined in accordance with the following table:

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

The Company recognized $0.1 million, $0.5 million and $0.4 million of compensation expense related to the stock-settled incentive awards during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the information about the stock-settled incentive awards as of May 17, 2020, the date at which the awards expired:

		Award Value
	Value at Target	Being Recognized

	(in thousands)

Nonvested as of December 31, 2019	$2,937	$1,122
Forfeited during 2020	(410)	(157)
Awards earned and forfeited as market condition not satisfied as of vesting date	(2,527)	—
Cumulative expense recognized	$—	$965

Employee Stock Purchase Plan (ESPP)

The Company maintains the Employee Stock Purchase Plan (the “ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A Common Stock at a discount. The ESPP provides for four offering periods for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of Class A Common Stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The ESPP is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the year ended
December 31, 2020
Cash received for shares issued	$76
Shares issued	15,132

Share-repurchases

During the years ended December 31, 2020 and 2019, the Company repurchased 1,989,440 and 2,180,806 shares, respectively, of Class A Common Stock in the open market and repurchased 210,384 and 108,074 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2020, the repurchases were accounted for as a decrease to paid in-capital of $12.3 million and a decrease to Class A common stock of approximately $22,000.

NOTE 13—FAIR VALUE MEASUREMENT

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2020, 2019 and 2018.

Assets and liabilities measured at fair value on a recurring and non-recurring basis

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

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2020, 2019 and 2018.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2020, 2019 and 2018.

			Fair Value
			Measurements Using			Carrying
	Frequency	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)

Year Ended December 31, 2020
Goodwill	Non-recurring	March 31	$—	$—	$—	$266,934	$266,934
Trademark	Non-recurring	March 31	—	—	14,360	23,442	9,082
Property and equipment	Non-recurring	March 31	—	—	176	3,360	3,184
Property and equipment	Non-recurring	June 30	—	—	—	4,726	4,726
Investments	Recurring	September 30	—	1,768	—	1,768	—
Investments	Recurring	December 31	3,377	—	—	3,377	—
Year Ended December 31, 2019
Goodwill	Non-recurring	March 31	$—	$—	$—	$4,396	$4,396
Property and equipment	Non-recurring	March 31	—	—	2,346	2,865	519
Property and equipment	Non-recurring	June 30	—	—	2,386	2,760	374
Property and equipment	Non-recurring	September 30	—	—	38	87	49
Property and equipment	Non-recurring	December 31	—	—	2,555	5,328	2,773
Year Ended December 31, 2018
Cost-Method Investment	Non-recurring	March 31	$—	$—	$500	$2,500	$2,000
Property and equipment	Non-recurring	June 30	—	—	—	2,282	2,282
Property and equipment	Non-recurring	December 31	—	—	10,262	14,637	4,375
Goodwill	Non-recurring	December 31	—	—	7,000	24,894	17,894
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

See Note 4—Impairments and Other Costs for a discussion of impairment reflected above incurred during the years ended December 31, 2020, 2019 and 2018, respectively. Also, see Note 3—Acquisitions and Divestitures for a

discussion of the fair value incorporated into the purchase price allocation for the WCS and Pro Well acquisitions occurring during the years ended December 31, 2019 and December 31, 2018, respectively.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value at December 31, 2020 and 2019 due to the short-term maturity of these instruments. The Company did not have any bank debt as of December 31, 2020 or 2019. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the third quarter of 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company elected the fair value option to account for the securities using a Level-2 calculation during the third quarter of 2020 with the value of the restricted stock and warrants derived from quoted active market pricing of unrestricted, publicly-traded, common stock and warrants and the value of the other privately traded securities was derived from a correlation with observable market data. The Company chose the fair value option because it represents the period-end value of the securities, which the Company has the ability to sell. The registration statement registering the resale of the restricted common stock, warrants and other privately traded securities received became effective in the fourth quarter of 2020, and the Company can sell the common stock and related securities. Accordingly, the Company used a Level-1 calculation during the fourth quarter of 2020 with the value of the registered stock, warrants and other securities derived from quoted active market pricing of unrestricted, publicly-traded, common stock, warrants and other securities. The Company recorded a $1.8 million unrealized gain on the nonmonetary exchange based on the value of the equity at December 31, 2020, recognized within other expense, net on the accompanying consolidated statements of operations. The $3.4 million of common stock and related securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2020.

NOTE 14—RELATED PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons, an investment in a company that is significantly influenced by a related party, and an unconsolidated joint venture. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties.

During the year ended December 31, 2020, sales to related parties were $3.9 million and purchases from related party vendors were $7.3 million. These purchases consisted of $6.3 million relating to the rental of certain equipment or other services used in operations, $0.5 million relating to purchases of property and equipment, $0.4 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables. Additionally, the Company invested $3.0 million in a note receivable with an affiliate through common ownership for which the balance is included in other long-term assets, net on the consolidated balance sheets.

During the year ended December 31, 2019, sales to related parties were $16.8 million and purchases from related party vendors were $18.8 million. These purchases consisted of $14.3 million relating to the rental of certain equipment or other services used in operations, $3.0 million relating to purchases of property and equipment, $1.3 million relating to management, consulting and other services and $0.2 million relating to inventory and consumables.

During the year ended December 31, 2018, sales to related parties were $8.3 million and purchases from related party vendors were $16.7 million. These purchases consisted of $10.3 million relating to the rental of certain equipment or other services used in operations, $4.7 million relating to purchases of property and equipment, $1.4 million relating to management, consulting and other services and $0.3 million relating to inventory and consumables.

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

The second of the Tax Receivable Agreements, which the Company entered into with an affiliate of certain Legacy Owners and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement.

The Company has not recognized a liability associated with the Tax Receivable Agreements as of December 31, 2020, or 2019.

NOTE 15—INCOME TAXES

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

The Company’s effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 0.4%, 32.0% and 3.0% respectively. The effective tax rates for the years ended December 31, 2020, 2019 and 2018 differ from the statutory rate of 21% for 2020, 2019 and 2018 due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

The components of the federal and state income tax (benefit) expense are summarized as follows:

	For the year ended
	December 31,
	2020	2019	2018

	(in thousands)
Current tax (benefit) expense
Federal income tax (benefit) expense	$(941)	$696	$1,073
State and local income tax (benefit) expense	(439)	1,034	1,077
Total current (benefit) expense	(1,380)	1,730	2,150
Deferred tax (benefit) expense
Federal income tax (benefit) expense	(105)	49	(20)
State and local income tax expense (benefit)	9	170	(426)
Total deferred (benefit) expense	(96)	219	(446)
Total income tax (benefit) expense	$(1,476)	$1,949	$1,704
Tax (benefit) expense attributable to controlling interests	$(1,246)	$1,488	$1,425
Tax (benefit) expense attributable to noncontrolling interests	(230)	461	279
Total income tax (benefit) expense	$(1,476)	$1,949	$1,704

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Provision calculated at federal statutory income tax rate:
(Loss) income before taxes	$(403,208)	$6,085	$56,003
Statutory rate	21%	21%	21%
Income tax (benefit) expense computed at statutory rate	(84,674)	1,278	11,761
Less: noncontrolling interests	13,272	(284)	(3,735)
Income tax (benefit) expense attributable to controlling interests	(71,402)	994	8,026
State and local income taxes, net of federal benefit	(430)	884	515
Change in subsidiary tax status	(409)	587	—
CARES Act NOL carryback benefit	(459)	—	—
Change in valuation allowance	71,454	(1,833)	(7,696)
Deferred adjustment due to restructuring	—	856	—
Other	—	—	580
Income tax (benefit) expense attributable to controlling interests	(1,246)	1,488	1,425
Income tax (benefit) expense attributable to noncontrolling interests	(230)	461	279
Total income tax (benefit) expense	$(1,476)	$1,949	$1,704

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2020, and 2019, the Company had net deferred tax liabilities of $0.2 million and $0.3 million, respectively, which are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2020	2019

	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$78,918	$27,935
Net operating losses	69,601	46,782
Credits and other carryforwards	4,111	1,451
Other	541	944
Total deferred tax assets before valuation allowance	153,171	77,112
Valuation allowance	(152,659)	(76,883)
Total deferred tax assets	512	229
Deferred tax liabilities
Property and equipment	718	540
Other	41	32
Total deferred tax liabilities	759	572
Net deferred tax liabilities	$(247)	$(343)

For the year ended December 31, 2020, the Company recorded an increase in valuation allowance of $75.8 million against certain deferred tax assets.

The Company has assessed the future potential to realize these deferred tax assets and has concluded it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations of the future. Furthermore, the Company has not recorded a liability for the effect of any associated Tax Receivable Agreement liabilities as the liability is based on the actual cash tax savings expected to be realized by the Company, which are not considered probable as of December 31, 2020 or 2019. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur, the valuation allowance, or a portion thereof, would be released. Similarly, the Company considers all available evidence (both positive and negative) in order to determine the probability of a payment under the Tax Receivable Agreements in its assessment of establishing a liability. If determined to be probable, there would be a corresponding charge to Tax Receivable Agreement expense. See Note 14—Related Party Transactions for further discussion of the Tax Receivable Agreements.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses.  The Company recognized an income tax benefit of $0.5 million during 2020, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

As of December 31, 2020, the Company and certain corporate subsidiaries of SES Holdings had approximately $291.6 million of U.S. federal net operating loss carryforwards (“NOLs”), of which $133.8 million will begin to expire in 2031 and $157.8 million have no expiration, approximately $128.1 million of state NOLs which will begin to expire in 2023, and approximately $6.5 million of foreign NOLs, which will begin to expire in 2037.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2020 and 2019 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

Separate federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. The Louisiana Department of Revenue is currently auditing the corporate income and franchise tax returns of Select Inc. and Select Western, a corporate subsidiary of SES Holdings, for the years ended 2016 through 2018. The Company does not believe that the audits will result in a material tax assessment.

NOTE 16—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of December 31
	2020	2019

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$2,002	$2,674
Noncontrolling interests attributable to holders of Class B Common Stock	110,819	172,961
Total noncontrolling interests	$112,821	$175,635

During the years ended December 31, 2020 and 2019, the Company had divestitures of joint ventures that eliminated $0.2 million and $0.4 million of noncontrolling interest in 2020 and 2019, respectively. For all periods presented, there were no other changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the years ended December 31, 2020, 2019 and 2018, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC are as follows:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Net (loss) income attributable to Select Energy Services, Inc.	$(338,684)	$2,784	$36,512
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of stock option exercises	—	54	374
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,874	3,614	1,942
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	1	4	104
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(1,416)	(3,362)	(576)
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	—	107,062	146,865
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	7	42	15
Change to equity from net (loss) income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(338,218)	$110,198	$185,236

NOTE 17— (LOSS) EARNINGS PER SHARE

(Loss) earnings per share are based on the amount of (loss) income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 3,519,159 and 2,961,439 shares are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2020 and 2019 respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2020
	Select Energy
	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(401,732)
Net loss attributable to noncontrolling interests	63,048
Net loss income attributable to Select Energy Services, Inc. — basic	$(338,684)	$(338,684)	$—
Net loss income attributable to Select Energy Services, Inc. — diluted	$(338,684)	$(338,684)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,158,764	16,221,101
Weighted-average shares of common stock outstanding — diluted		85,158,764	16,221,101
Loss per share:
Basic		$(3.98)	$—
Diluted		$(3.98)	$—

	Year ended December 31, 2019
	Select Energy Services, Inc.	Class A	Class B
Numerator:
Net income	$4,136
Net income attributable to noncontrolling interests	(1,352)
Net income attributable to Select Energy Services, Inc. — basic	$2,784	$2,784	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	7	7	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance share units	2	2
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—
Net loss attributable to Select Energy Services, Inc. — diluted	$2,794	$2,794	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		80,176,323	23,806,646
Dilutive effect of restricted stock		373,366	—
Dilutive effect of performance share units		80,979
Dilutive effect of stock options		40,215	—
Dilutive effect of ESPP		446	—
Weighted-average shares of common stock outstanding — diluted		80,671,329	23,806,646
Earnings per share:
Basic		$0.03	$—
Diluted		$0.03	$—

	Year ended December 31, 2018
	Select Energy Services, Inc.	Class A	Class A-2	Class B
Numerator:
Net loss	$54,299
Net loss attributable to noncontrolling interests	(17,787)
Net loss attributable to Select Energy Services, Inc. — basic	$36,512	$35,720	$792	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	13	13	—	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	30	30	—	—
Net loss attributable to Select Energy Services, Inc. — diluted	$36,555	$35,763	$792	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		72,403,318	1,604,575	31,986,438
Dilutive effect of restricted stock		71,718	—	—
Dilutive effect of stock options		166,999	—	—
Dilutive effect of ESPP		112	—	—
Weighted-average shares of common stock outstanding — diluted		72,642,147	1,604,575	31,986,438
Loss per share:
Basic		$0.49	$0.49	$—
Diluted		$0.49	$0.49	$—

NOTE 18—SEGMENT INFORMATION

Select Inc. is a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the U.S. The Company’s services are offered through three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other.

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

The results of our service lines divested during 2019, including the operations of our Affirm subsidiary, our and hauling operations and our Canadian operations, are combined in the “Other” category.

Financial information by segment for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the year ended December 31, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$322,461	$(250,779)	$61,758	$2,161
Water Infrastructure	125,710	(96,290)	27,599	6,852
Oilfield Chemicals	160,825	(13,365)	9,443	7,157
Other	—	(733)	—	330
Eliminations	(3,891)	—	—	—
Loss from operations		(361,167)
Corporate	—	(33,610)	2,872	—
Interest expense, net	—	(2,136)	—	—
Other expense, net	—	(6,295)	—	—
	$605,105	$(403,208)	$101,672	$16,500

	For the year ended December 31, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$773,946	$51,185	$80,664	$37,692
Water Infrastructure	221,661	15,103	25,665	53,839
Oilfield Chemicals	268,963	17,942	8,766	11,110
Other	33,365	(8,066)	1,714	64
Eliminations	(6,346)	—	—	—
Income from operations		76,164
Corporate	—	(53,090)	3,860	—
Interest expense, net	—	(2,688)	—	—
Other expense, net	—	(14,301)	—	—
	$1,291,589	$6,085	$120,669	$102,705

	For the year ended December 31, 2018
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$897,160	$89,826	$82,875	$120,883
Water Infrastructure	230,130	31,579	23,042	33,372
Oilfield Chemicals	260,281	(7,107)	10,496	10,832
Other	144,499	(14,021)	14,124	7,045
Eliminations	(3,140)	—	—	—
Income from operations		100,277
Corporate	—	(38,603)	3,176	—
Interest expense, net	—	(5,311)	—	—
Other expense, net	—	(360)	—	—
	$1,528,930	$56,003	$133,713	$172,132

Total assets by segment as of December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019

	(in thousands)
Water Services	$515,856	$831,123
Water Infrastructure	204,995	314,026
Oilfield Chemicals	147,612	192,224
Other	6,896	10,247
	$875,359	$1,347,620

Revenue by groups of similar products and services are as follows:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Oilfield chemicals	$160,825	$268,963	$260,281
Water transfer	146,728	355,535	443,650
Pipeline logistics and disposal	91,971	101,145	100,172
Accommodations and rentals(1)	62,593	150,793	153,013
Flowback and well testing	61,839	208,572	223,828
Fluid hauling	52,748	63,156	79,568
Water sourcing	33,739	120,517	129,958
Eliminations and other service lines	(5,338)	22,908	138,460
	$605,105	$1,291,589	$1,528,930

(1)	During 2020, 2019 and 2018, approximately $28.4 million, $69.0 million and $67.2 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In connection with the Rockwater Merger in November 2017, the Company expanded into Canada and during 2019, the Company divested and wound down Canadian operations. The Company attributed revenue to the U.S. and Canada based on the location where services were performed or the destination of the products or equipment sold or rented. Long-lived assets consisted of property and equipment and are attributed to the U.S. and Canada based on the physical location of the asset at the end of the period. The Company’s revenue attributed to the U.S. was $605.1 million or 100.0%, $1,283.4 million or 99.4% and $1,480.4 million or 96.8% of total revenue during the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s revenue attributed to Canada was zero, $8.2 million or 0.6% and $48.6 million or 3.2% of total revenue during the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s net long-lived assets attributed to the U.S. was $350.4 million or 100.0%, $452.4 million or 99.8% and $492.4 million or 97.9% of total net long-lived assets as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively. The Company’s net long-lived assets attributed to Canada was zero, $0.9 million or 0.2% and $10.5 million or 2.1% of total net long-lived assets as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands)
Revenue	$278,285	$92,239	$101,242	$133,339
Gross profit (loss)	15,296	(23,719)	(16,900)	(3,942)
Loss from operations	(290,831)	(47,805)	(34,212)	(21,929)
Net loss	(291,220)	(53,044)	(36,260)	(21,208)
Net loss attributable to Select Energy Services, Inc.	(245,862)	(44,298)	(30,541)	(17,983)
Net loss per share attributable to common stockholders:
Class A-Basic & Diluted	$(2.86)	$(0.52)	$(0.36)	$(0.21)
Class A-1-Basic & Diluted	$—	$—	$—	$—
Class A-2-Basic & Diluted	$—	$—	$—	$—
Class B-Basic & Diluted	$—	$—	$—	$—

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands)
Revenue	$362,646	$323,887	$328,968	$276,088
Gross profit	45,997	39,939	40,994	21,810
Income (loss) from operations	6,633	11,179	12,475	(7,213)
Net income (loss)	1,400	8,068	7,172	(12,504)
Net income (loss) attributable to Select Energy Services, Inc.	1,135	6,200	5,379	(9,930)
Net income (loss) per share attributable to common stockholders:
Class A-Basic & Diluted	$0.01	$0.08	$0.07	$(0.12)
Class A-1-Basic & Diluted	$—	$—	$—	$—
Class A-2-Basic & Diluted	$—	$—	$—	$—
Class B-Basic & Diluted	$—	$—	$—	$—

NOTE 20—SUBSEQUENT EVENTS

On January 3, 2021, John D. Schmitz was appointed as Chief Executive Officer and President of the Company. In connection with such appointments, Mr. Schmitz remained a director and Chairman of the board of directors of the Company.

On January 4, 2021, the Company announced that Holli C. Ladhani departed the Company and will no longer serve as the Chief Executive Officer and President of the Company, or a member of the Board, effective January 3, 2021.