Form 10-Q
period 2021-03-31
Select Energy Services, Inc.
filed 2021-05-05
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, the registrant had 87,856,767 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report and those set forth from time to time in our other filings with the SEC. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	following his inauguration on January 20, 2021, President Biden issued several executive orders and made other announcements which may negatively impact the future production of oil and natural gas in the United States (“U.S.”) and may adversely affect our future operations;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic, which caused a sharp decline in economic activity in the U.S. and around the world, resulting in lower demand for oil and gas, oversupply and therefore lower oil and gas prices, to which our exploration and production (“E&P”) customers have responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had, and will likely continue to have, a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	our customers’ ability to complete and produce new wells;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a slowdown in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;
●	the ability to source certain raw materials globally from economically advantaged sources;
●	accidents, weather, seasonality or other events affecting our business; and

●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I―Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II―Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$160,021	$169,039
Accounts receivable trade, net of allowance for credit losses of $8,617 and $9,157, respectively	140,016	129,392
Accounts receivable, related parties	332	69
Inventories	34,410	33,384
Prepaid expenses and other current assets	20,774	19,621
Total current assets	355,553	351,505
Property and equipment	870,091	878,902
Accumulated depreciation	(537,199)	(528,537)
Total property and equipment, net	332,892	350,365
Right-of-use assets, net	49,881	52,331
Other intangible assets, net	113,463	116,079
Other long-term assets, net	6,869	5,079
Total assets	$858,658	$875,359
Liabilities and Equity
Current liabilities
Accounts payable	$24,847	$12,995
Accrued accounts payable	23,177	21,359
Accounts payable and accrued expenses, related parties	946	519
Accrued salaries and benefits	14,996	16,279
Accrued insurance	9,458	9,788
Sales tax payable	2,488	1,415
Accrued expenses and other current liabilities	13,325	12,077
Current operating lease liabilities	13,968	14,019
Current portion of finance lease obligations	287	307
Total current liabilities	103,492	88,758
Long-term operating lease liabilities	57,834	60,984
Other long-term liabilities	19,383	19,735
Total liabilities	180,709	169,477
Commitments and contingencies (Note 8)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 87,856,767 shares issued and outstanding as of March 31, 2021; 350,000,000 shares authorized and 86,812,647 shares issued and outstanding as of December 31, 2020	879	868
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2021 and December 31, 2020	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	910,688	909,278
Accumulated deficit	(340,354)	(317,247)
Total stockholders’ equity	571,375	593,061
Noncontrolling interests	106,574	112,821
Total equity	677,949	705,882
Total liabilities and equity	$858,658	$875,359

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Revenue
Water Services	$64,223	$149,511
Water Infrastructure	37,803	57,762
Oilfield Chemicals	41,716	71,012
Total revenue	143,742	278,285
Costs of revenue
Water Services	62,324	129,114
Water Infrastructure	26,399	47,813
Oilfield Chemicals	37,766	59,876
Other	—	4
Depreciation and amortization	21,650	26,182
Total costs of revenue	148,139	262,989
Gross (loss) profit	(4,397)	15,296
Operating expenses
Selling, general and administrative	19,894	25,289
Depreciation and amortization	649	685
Impairment of goodwill and trademark	—	276,016
Impairment and abandonment of property and equipment	—	3,184
Lease abandonment costs	104	953
Total operating expenses	20,647	306,127
Loss from operations	(25,044)	(290,831)
Other (expense) income
Losses on sales of property and equipment and divestitures, net	(579)	(435)
Interest expense, net	(435)	(331)
Foreign currency gain (loss), net	3	(46)
Other (expense) income, net	(1,629)	259
Loss before income tax benefit	(27,684)	(291,384)
Income tax benefit	263	164
Net loss	(27,421)	(291,220)
Less: net loss attributable to noncontrolling interests	4,314	45,358
Net loss attributable to Select Energy Services, Inc.	$(23,107)	$(245,862)

Net loss per share attributable to common stockholders (Note 14):
Class A—Basic	$(0.27)	$(2.86)
Class B—Basic	$—	$—

Net loss per share attributable to common stockholders (Note 14):
Class A—Diluted	$(0.27)	$(2.86)
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Net loss	$(27,421)	$(291,220)
Comprehensive loss	(27,421)	(291,220)
Less: comprehensive loss attributable to noncontrolling interests	4,314	45,358
Comprehensive loss attributable to Select Energy Services, Inc.	$(23,107)	$(245,862)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2021 and 2020

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	2,145	—	—	—	14	—	14	—	14
Equity-based compensation	—	—	—	—	1,202	—	1,202	220	1,422
Issuance of restricted shares	1,487,448	15	—	—	1,529	—	1,544	(1,544)	—
Repurchase of common stock	(144,078)	(1)	—	—	(888)	—	(889)	15	(874)
Restricted shares forfeited	(301,395)	(3)	—	—	(315)	—	(318)	318	—
Noncontrolling interest in subsidiary	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	8	—	8	(8)	—
Net loss	—	—	—	—	—	(23,107)	(23,107)	(4,314)	(27,421)
Balance as of March 31, 2021	87,856,767	$879	16,221,101	$162	$910,688	$(340,354)	$571,375	$106,574	$677,949

	Class A		Class B
	Stockholders		Stockholders			Retained
		Class A		Class B	Additional	Earnings	Total
		Common		Common	Paid-In	(Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$937,177	$175,635	$1,112,812
ESPP shares issued	4,443	—	—	—	30	—	30	(3)	27
Equity-based compensation	—	—	—	—	483	—	483	91	574
Issuance of restricted shares	1,271,706	13	—	—	2,158	—	2,171	(2,171)	—
Exercise of restricted stock units	625	—	—	—	1	—	1	(1)	—
Repurchase of common stock	(979,391)	(10)	—	—	(7,229)	—	(7,239)	603	(6,636)
Restricted shares forfeited	(199,069)	(2)	—	—	(338)	—	(340)	340	—
NCI income tax adjustment	—	—	—	—	8	—	8	(8)	—
Net loss	—	—	—	—	—	(245,862)	(245,862)	(45,358)	(291,220)
Balance as of March 31, 2020	87,991,839	$880	16,221,101	$162	$909,812	$(224,425)	$686,429	$129,128	$815,557

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(27,421)	$(291,220)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	22,299	26,867
Net loss on disposal of property and equipment and divestitures	579	435
Bad debt expense	300	2,385
Amortization of debt issuance costs	172	172
Inventory write-downs	54	48
Equity-based compensation	1,422	574
Impairment of goodwill and trademark	—	276,016
Impairment and abandonment of property and equipment	—	3,184
Unrealized loss on short-term investment	1,831	—
Other operating items, net	(129)	(47)
Changes in operating assets and liabilities
Accounts receivable	(11,187)	34,992
Prepaid expenses and other assets	(2,696)	6,633
Accounts payable and accrued liabilities	10,903	(13,328)
Net cash (used in) provided by operating activities	(3,873)	46,711
Cash flows from investing activities
Proceeds received from divestitures	—	85
Purchase of property and equipment	(4,534)	(11,338)
Purchase of equity method investment	(2,000)	—
Proceeds received from sales of property and equipment	2,316	5,768
Net cash used in investing activities	(4,218)	(5,485)
Cash flows from financing activities
Payments of finance lease obligations	(75)	(65)
Proceeds from share issuance	14	27
Contributions from noncontrolling interests	—	383
Repurchase of common stock	(874)	(6,636)
Net cash used in financing activities	(935)	(6,291)
Effect of exchange rate changes on cash	8	(61)
Net (decrease) increase in cash and cash equivalents	(9,018)	34,874
Cash and cash equivalents, beginning of period	169,039	79,268
Cash and cash equivalents, end of period	$160,021	$114,142
Supplemental cash flow disclosure:
Cash paid for interest	$367	$386
Cash refunds received for income taxes, net	$(650)	$(156)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,490	$6,184

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

Rockwater Merger: On November 1, 2017, the Company completed a merger with Rockwater Energy Solutions, Inc. (the “Rockwater Merger”).

Class A and Class B Common Stock:  At March 31, 2021, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock and Class B common stock are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three months ended March 31, 2021 (the “Current Quarter”) and the three months ended March 31, 2020 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on February 24, 2021, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year, in part due to the COVID-19 pandemic and continued progress in the distribution and uptake of remedies such as vaccines.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of March 31, 2021, the Company had one equity method investee and one cost-method investee. The Company also had one investment in notes receivable accounted for using the amortized cost basis and one investment in publicly-traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below:

				(in thousands)
Type of Investment	Year attained	Accounting method	Balance Sheet Location	March 31, 2021	December 31, 2020
20% minority interest	2011	Cost-method	Other long-term assets, net	$300	$300
Notes receivable	2020	Amortized cost basis	Other long-term assets, net	3,096	3,037
33% minority interest	2021	Equity-method	Other long-term assets, net	2,000	—
Publicly traded securities	2020	Fair value option	Prepaid expenses and other current assets	1,546	3,377

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

The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business as well as the Company’s industrial solutions business.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K.

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

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2021
(in thousands)
Balance at December 31, 2020	$9,157
Increase to allowance based on a percent of revenue	290
Charge-offs	(830)
Balance at March 31, 2021	$8,617

The Company also has a $3.1 million note receivable resulting from an investment in the fourth quarter of 2020, with no allowance for credit losses as of March 31, 2021. See Note 11 – Related Party Transactions for additional information.

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2021
(in thousands)
Balance at December 31, 2020	$999
Accretion expense, included in depreciation and amortization expense	13
Payments	(121)
Balance at March 31, 2021	$891

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Lessor Income: During the Current Quarter, the Company had two owned facility leases and multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2021	2020

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$66	$116
Sublease income	Lease abandonment costs and Costs of revenue	243	401

The Company also generates short-term equipment rental revenue. See Note 3—Revenue for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During 2020, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) Plan and the suspension has continued into the Current Quarter. The Company incurred no match expense in either the Current Quarter or the Prior Quarter.

Payroll Tax Deferral: In 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $6.0 million of payroll taxes as of December 31, 2020. The amounts deferred in 2020 must be repaid half by December 31, 2021, and half by December 31, 2022. The deferral is split evenly between accrued salaries and benefits and other long-term liabilities on the accompanying consolidated balance sheets as of March 31, 2021.

NOTE 3—REVENUE

The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for most revenue recognition, which provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model only to contracts when it is probable that we will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. The accommodations and rentals revenue continues to be guided by ASC 842 – Leases, which is discussed further below.

The following factors are applicable to all three of the Company’s segments for the first three months of 2021 and 2020, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. No revenue is associated with mobilization or demobilization of personnel and equipment. Rather, mobilization and demobilization are factored into pricing for services. Billings and costs related to mobilization and demobilization is not material for customer agreements that start in one period and end in another. As of March 31, 2021, the Company had six contracts in place for these segments lasting over one year. The Company has recorded an $8.2 million contract liability associated with one of the six long-term contracts as of March 31, 2021, recognized in other long-term liabilities in the accompanying balance sheets. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2021, lasting greater than one year.

The Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2021, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $6.2 million and $15.2 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2021	2020

	(in thousands)
Geographic Region
Permian Basin	$71,204	$137,998
Eagle Ford	20,785	35,664
Haynesville/E. Texas	17,265	19,015
Marcellus/Utica	11,667	19,839
Rockies	10,022	18,869
MidCon	8,476	24,873
Bakken	6,903	22,560
Eliminations and other regions	(2,580)	(533)
Total	$143,742	$278,285

In the Water Services segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 77% and 74% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Infrastructure segment, the top two revenue-producing regions are the Permian Basin and Bakken, which collectively comprised 86% and 87% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 88% and 81% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 4—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Raw materials	$18,869	$16,701
Finished goods	15,541	16,683
Total	$34,410	$33,384

During the Current Quarter and Prior Quarter, the Company recorded charges to the reserve for excess and obsolete inventory for immaterial amounts of $0.1 million or less, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million as of March 31, 2021 and December 31, 2020. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$591,362	$596,441
Buildings and leasehold improvements	92,669	93,236
Pipelines	72,624	72,458
Disposal wells	47,571	48,097
Vehicles and equipment	29,839	30,975
Land	12,803	13,497
Computer equipment and software	6,790	7,127
Office furniture and equipment	888	892
Machinery and equipment - finance lease	537	537
Vehicles and equipment - finance lease	463	475
Computer equipment and software - finance lease	356	356
Construction in progress	14,189	14,811
	870,091	878,902
Less accumulated depreciation(1)	(537,199)	(528,537)
Total property and equipment, net	$332,892	$350,365
(1)	Includes $1.1 million of accumulated depreciation related to finance leases as of March 31, 2021 and December 31, 2020.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 6 is as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Category
Depreciation expense from property and equipment	$19,587	$23,985
Amortization expense from finance leases	82	77
Amortization expense from intangible assets	2,617	2,993
Accretion expense from asset retirement obligations	13	(188)
Total depreciation and amortization	$22,299	$26,867

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the Prior Quarter, the Company determined that certain equipment was obsolete, and recorded a $3.2 million impairment of property and equipment.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see Note 10 – Fair Value Measurement). During the first quarter of 2020, the Company had triggering events related to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile market environment at March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments totaling $266.9 million.

The components of other intangible assets, net as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021			As of December 31, 2020
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Impairment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(31,568)	$84,986	$116,554	$—	$(29,302)	$87,252
Patents	9,741	(3,410)	6,331	9,741	—	(3,166)	6,575
Other	7,234	(6,479)	755	7,234	—	(6,373)	861
Total definite-lived	133,529	(41,457)	92,072	133,529	—	(38,841)	94,688
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Trademarks	14,360	—	14,360	23,442	(9,082)	—	14,360
Total indefinite-lived	21,391	—	21,391	30,473	(9,082)	—	21,391

Total other intangible assets, net	$154,920	$(41,457)	$113,463	$164,002	$(9,082)	$(38,841)	$116,079

Due to the triggering events discussed above, the Company also tested indefinite-lived intangible assets for impairment during the first quarter of 2020. These evaluations included significant judgment, including discount rates based on our weighted-average cost of capital and the royalty rate. This resulted in $9.1 million of impairment to trademarks using the relief from royalty method, which was recorded in the Oilfield Chemicals segment. Further, the Company tested all other long-lived assets for impairment, including definite-lived intangible assets, using an undiscounted test for recoverability at the asset group level which resulted in no additional impairments.

The weighted-average amortization period for customer relationships, patents, and other definite-lived assets was 9.4 years, 6.5 years, and 2.5 years, respectively, as of March 31, 2021. See Note 5 for the amortization expense during the Current Quarter and Prior Quarter, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2021	$7,850
Year ending December 31, 2022	10,252
Year ending December 31, 2023	10,180
Year ending December 31, 2024	10,111
Year ending December 31, 2025	9,948
Thereafter	43,731
Total	$92,072

NOTE 7—DEBT

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See “Note 11—Related-Party Transactions” for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the borrowing base under the Credit Agreement was $117.8 million and $96.4 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $102.2 million as of March 31, 2021.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, were $1.1 million and $1.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million for both the Current Quarter and Prior Quarter.

The Company was in compliance with all debt covenants as of March 31, 2021.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, certain subsidiaries acquired in the Rockwater Merger are under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency (“EPA”). It is alleged that certain employees at some of the facilities altered emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. The Company is continuing to cooperate with the relevant authorities to resolve the matter, and while at this time no administrative, civil or criminal charges have been brought against the Company, the Company accrued $4.3 million related to the settlement of this investigation and made payments of $1.7 million related to this accrual during 2020. The Company does not believe that the ultimate resolution of this matter will be material to the Company’s financial statements. See Note 16 – Subsequent Events for additional information.

In February 2021, the Company, and certain subsidiaries, received Notices of Proposed Debarment (“Notices”) from the EPA’s Suspension and Debarment Official (“SDO”). The Notices propose a debarment from participation in future federal contracts, non-procurement covered transactions such as grants, and other assistance activities, and would render the Company ineligible to receive any federal contracts or approved subcontracts in excess of $35,000 or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. Please see Item 1A – Risk Factors in this Form 10-Q.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters and health insurance. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

NOTE 9—EQUITY-BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (“2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the private placement of 16,100,000 shares of the Company’s Class A Common Stock on December 20, 2016 (the “Select 144A Offering”), the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. On May 8, 2020, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares of the Company’s Class A common stock that may be issued under the 2016 Plan by 4,000,000 shares and to make certain other administrative changes. The 2016 Plan includes share recycling provisions that allow shares subject to an award that expires or is cancelled, forfeited or otherwise terminated without actual delivery of the underlying shares of Class A common stock to be considered not delivered and thus available to be granted as new awards under the 2016 Plan.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 3.4 million shares available to be issued as of March 31, 2021. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2021
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,519,159	$16.11	3.3	$—
Expired	(1,246,718)	14.28
Ending balance, outstanding	2,272,441	$17.11	4.8	$—
Ending balance, exercisable	2,272,441	$17.11	4.8	$—
Nonvested at March 31, 2021	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $4.98 and $4.10 as of March 31, 2021 and December 31, 2020, respectively.

The Company recognized a nominal amount and $0.2 million of compensation expense related to stock options during the Current Quarter and Prior Quarter, respectively. As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $1.0 million and

$1.9 million related to the restricted stock awards for the Current Quarter and Prior Quarter, respectively. As of March 31, 2021, there was $13.6 million of unrecognized compensation expense with a weighted-average remaining life of 2.4 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2021
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2020	2,003,072	$6.97
Granted	1,487,448	6.31
Vested	(484,816)	8.71
Forfeited	(301,395)	6.38
Nonvested at March 31, 2021	2,704,309	$6.36

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

All PSUs granted in 2018 did not achieve the performance-based vesting conditions and were forfeited. Also, during 2020, the Company revised the estimates for the PSUs granted in 2019, which are not expected to achieve the performance-based vesting conditions.

During 2020 and 2021, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2020 through December 31, 2022 or January 1, 2021 through December 31, 2023.

The target number of shares of Class A Common Stock subject to each PSU granted in 2020 and 2021 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2023 for the 2020 PSU grants and June 30, 2024 for the 2021 PSU grants, assuming the applicable minimum performance metrics are achieved.

The target PSUs granted in 2020 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but only if the Company’s Average Return on Assets is equal to or greater than 5% during the performance period. The target PSUs granted in 2021 removed the 5% minimum ROA for the Company and added that the Company must have a positive Total Shareholder Return (as defined in the applicable PSU agreement) over the performance period. As a result of this market condition being added, the 2021 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

The fair value on the date the PSUs were granted during 2021, 2020, and 2019 was $4.2 million, $4.4 million, $7.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.4 million and a credit to compensation expense of $1.4 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2021, the unrecognized compensation cost related to our unvested PSUs is estimated to be $4.7 million and is expected to be recognized over a weighted-average period of 2.3 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of March 31, 2021:

Performance Share Units
Nonvested as of December 31, 2020	1,763,909
Target shares granted	613,842
Target shares forfeited	(242,087)
Target shares outstanding as of March 31, 2021	2,135,664

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

The following table summarizes ESPP activity (in thousands, except shares):

For the three months ended
March 31, 2021
Cash received for shares issued	$14
Shares issued	2,145

Share Repurchases

During the Current Quarter, the Company repurchased 144,078 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.9 million and a decrease to Class A Common Stock of approximately $1,400. In the Prior Quarter, the Company repurchased 849,711 shares in the open market and repurchased 129,680 shares in connection with employee minimum tax withholding requirements.

NOTE 10—FAIR VALUE MEASUREMENT

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2021 or the year ended December 31, 2020.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis as of March 31, 2021:

			Fair Value
			Measurements Using			Carrying
	Frequency	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)

Quarter Ended March 31, 2021
Investments	Recurring	March 31	1,546	—	—	1,546	—
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2021 and December 31, 2020, due to the short-term maturity of these instruments. The Company did not have any bank debt as of March 31, 2021 or December 31, 2020. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the third quarter of 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company uses the fair value option to account for this investment with the fair value derived from quoted active market pricing of the unrestricted, publicly-traded equity. The Company chose the fair value option because it represents the period-end value of the securities, which the Company has the ability to sell. The Company recorded a $1.8 million unrealized loss on the nonmonetary exchange during the Current Quarter based on the value of the equity at March 31, 2021, recognized within other (expense) income, net on the accompanying consolidated statements of operations. The $1.5 million of common stock and related securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of March 31, 2021.

NOTE 11—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons, an investment in a company that is significantly influenced by a related party, and cost-method and equity-method investees. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties.

During the Current Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $1.1 million. These purchases consisted of $0.9 million relating to the rental of certain equipment or other services used in operations and $0.2 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $2.4 million and purchases from related-party vendors were $4.2 million. These purchases consisted of $3.7 million relating to the rental of certain equipment or other services used in operations, $0.2 million relating to purchases of property and equipment, $0.2 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of March 31, 2021 or December 31, 2020.

NOTE 12—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended March 31,
	2021	2020

	(in thousands)
Current income tax benefit	$(197)	$(72)
Deferred income tax benefit	(66)	(92)
Total income tax benefit	$(263)	$(164)
Effective Tax Rate	1.0%	0.1%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.4 million during the Prior Quarter, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 13—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,080	$2,002
Noncontrolling interests attributable to holders of Class B Common Stock	105,494	110,819
Total noncontrolling interests	$106,574	$112,821

During the Current Quarter, the Company dissolved one of its water-related services joint ventures and increased its ownership interest in another joint venture, which combined eliminated $0.9 million of noncontrolling interest. During the Prior Quarter, there were no changes to Select’s ownership interest in joint ventures formed for water-related services. Additionally, for all periods presented, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC are as follows:

	For the three months ended March 31,
	2021	2020

	(in thousands)
Net loss attributable to Select Energy Services, Inc.	$(23,107)	$(245,862)
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,226	1,831
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	—	1
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(15)	(603)
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	—	3
Change to equity from net loss attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(21,896)	$(244,630)

NOTE 14—LOSS PER SHARE

Loss per share are based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,272,441 and 3,777,228 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(27,421)			$(291,220)
Net loss attributable to noncontrolling interests	4,314			45,358
Net loss attributable to Select Energy Services, Inc. — basic	$(23,107)	$(23,107)	$—	$(245,862)	$(245,862)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(23,107)	$(23,107)	$—	$(245,862)	$(245,862)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		84,989,945	16,221,101		86,104,925	16,221,101
Weighted-average shares of common stock outstanding — diluted		84,989,945	16,221,101		86,104,925	16,221,101
Loss per share:
Basic		$(0.27)	$—		$(2.86)	$—
Diluted		$(0.27)	$—		$(2.86)	$—

NOTE 15—SEGMENT INFORMATION

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business as well as the Company’s industrial solutions business.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$66,717	$(13,310)	$13,054	$269
Water Infrastructure	37,805	1,657	6,255	4,460
Oilfield Chemicals	41,812	(1,477)	2,340	561
Other	—	(13)	—	1
Eliminations	(2,592)	—	—	—
Loss from operations		(13,143)
Corporate	—	(11,901)	650	—
Interest expense, net	—	(435)	—	—
Other expense, net	—	(2,205)	—	—
	$143,742	$(27,684)	$22,299	$5,291

	For the three months ended March 31, 2020
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$150,152	$(195,900)	$17,156	$1,267
Water Infrastructure	57,884	(82,077)	7,028	2,568
Oilfield Chemicals	71,028	(2,896)	1,998	2,890
Other	—	25	—	325
Eliminations	(779)	—	—	—
Loss from operations		(280,848)
Corporate	—	(9,983)	685	—
Interest expense, net	—	(331)	—	—
Other expense, net	—	(222)	—	—
	$278,285	$(291,384)	$26,867	$7,050

Total assets by segment as of March 31, 2021 and December 31, 2020, is as follows:

	As of	As of
	March 31, 2021	December 31, 2020

	(in thousands)
Water Services	$494,495	$515,856
Water Infrastructure	206,825	204,995
Oilfield Chemicals	151,078	147,612
Other	6,260	6,896
	$858,658	$875,359

NOTE 16—SUBSEQUENT EVENTS

On April 20, 2021, an entity acquired in the Rockwater Merger formally pled guilty to violations of the Clean Air Act that occurred prior to the Rockwater Merger and entered a plea agreement before the U.S. District Court for the Middle District of Pennsylvania.  Entry into this plea agreement has resolved the government’s prosecution related to Rockwater’s altering emissions controls systems on less than 5% of the vehicles in the fleet.  The Company made final payments in April totaling $2.6 million, which was the amount accrued as of both March 31, 2021 and December 31, 2020, and did not incur additional monetary penalties or fines.  The total amount paid in settlement of this matter was $4.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021 (our “2020 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2020 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2021 (the “Current Quarter”) and the three months ended March 31, 2020 (the “Prior Quarter”).

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

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our exploration and production (“E&P”) customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water, such as brackish water or municipal or industrial effluent. Through our expertise in chemical technologies and our FluidMatch™ design solutions, we provide water profiling and fluid assessment services for our customers to support the optimization of their fluid systems, enabling the economic use of these alternative sources. We also work with our E&P customers to reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems, which are supported by extensive monitoring and automation technology solutions that provide safer and more efficient water resource management. These solutions significantly reduce the demand for trucking operations, thereby reducing diesel exhaust emissions, increasing safety and decreasing traffic congestion in nearby communities.

Environmental Consciousness

We are one of the few large public oilfield services companies whose primary focus is on the management of water and water logistics in the oil and gas industry. Accordingly, the importance of responsibly managing water resources through both our operations and recycling efforts to help conserve water and protect the environment is paramount to our continued success. We view our unique position as an opportunity to transform water management by leveraging our oilfield chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. As for management of water logistics, our Company was founded with a focus on water transfer through temporary and permanent pipeline, which substantially reduces the industry’s use of traditional trucking services for water transfer operations, thereby significantly reducing emissions generated by semi-trucks moving water and reducing the level of truck traffic on the roads in the areas in which we operate. We estimate that we eliminate over 3,800 truckloads that would have been necessary to deliver water during a single well completion job using our temporary and permanent pipeline. We estimate that in 2020 alone, Select reduced CO2 emissions by more than 48,000 metric tons by displacing 1.6 million truckloads from the roads. We also work diligently to implement “green” initiatives when possible that reduce our environmental footprint. For example, we continue to reduce emissions through efficiency gains from our investments in automation technology and are deploying specialized flowback and production technology dedicated to capturing and reducing methane emissions on-site. Additionally, we already deploy solar power on the majority of our automation fleet, and we continue to look for ways to build solutions to replace diesel with natural gas, electric or solar powered solutions.

Separate from our water solutions business, our oilfield chemicals business utilizes environmentally-conscious chemistry when possible, such as using non-detectable solvents, replacing nonylphenol ethoxylates with alcohol ethoxylates, and replacing crude oil-derived raw materials with cleaner, natural gas derived materials. The chemistries we have developed allow for extended use of produced water and the reuse of produced water without the need for extensive reconditioning measures. We have made significant changes in our operations to improve our water management and chemical solutions to support environmental protection, and while we are proud of what we have accomplished, we are constantly striving to improve in these areas. We regularly interact with local, state, and federal governments in order to promote compliance with applicable laws and regulations, and we aim to develop partnerships with officials to enhance the responsible use of natural resources as oil and gas development matures.

Recent Developments

We believe the ongoing effects of the COVID-19 pandemic on our operations have had a material negative impact on our financial results, and while vaccine deployment is rapidly underway, such negative impact may continue well beyond the containment of the pandemic until economies, associated oil demand and resulting oilfield activity improves. While we have seen activity improve considerably since the low points experienced in 2020, there remains uncertainty, and we believe global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained globally, and any material increases to oil supply in the near-term could challenge oil prices and subsequently the activity levels of our customers and the resulting demand for our services. We cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty. During 2020, we took actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, closing yard locations, idling facilities, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We also deferred employer payroll tax payments in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the U.S. Congress in response to the COVID-19 pandemic. In this environment, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

Based on our current cash and cash equivalents balance, operating cash flow, available borrowings under our Credit Agreement and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants through the next twelve months, prior to giving effect to any future financing that may occur.

As a result of reduced production and economic recovery in much of the world, oil and gas prices improved in the Current Quarter. During the Current Quarter, the average spot price of West Texas Intermediate (“WTI”) crude oil was $58.09 versus an average price of $45.34 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter, was $3.56 versus an average of $1.91 for the Prior Quarter.

Many of our customers have also pledged to prioritize managing their capital spending to within cash flow from operations and increase debt repayment and/or returns of capital to investors. Additionally, consolidation among our customers and decreases in our customers’ capital budgeting can disrupt our market in the near term and the resulting demand for our services. Recent market conditions have resulted in a number of consolidation, restructuring and bankruptcy activities in the industry. While the broader capital markets have recovered considerably, recent market conditions combined with current investor sentiment may make it challenging for additional distressed oil and gas companies, specifically, to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry. While we see no immediate need for additional capital given our liquidity position, this difficulty in accessing capital markets may negatively impact some of our highly leveraged customers and competitors.

Outside of the macroeconomic challenges, from an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. For example, while we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, however, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells.

The trend of increased use of produced water will require additional chemical treatment solutions, and we have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. With our water treatment capabilities, our Well Chemical Services (“WCS”) team and our knowledge base within our Oilfield Chemicals segment, we are well positioned to advance these solutions. This trend also supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions. Ultimately, Select intends to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We have a significant customer in the paper industry, and are working to further commercialize our services in the pulp and paper industry, as well as in other industrial businesses.

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

The first facility is a new fixed infrastructure produced water recycling facility project serving the core of the Midland Basin in both Martin and Midland Counties, Texas. We have invested approximately $6 million in this facility, which was fully operational at the end of Current Quarter. This project is supported by a long-term contract with a leading, large independent operator in the Midland Basin for the purchase and delivery of recycled produced water. This facility supports the recycling of up to 50,000 barrels of water per day while providing 2 million barrels of recycled water storage capacity. Additional incremental capacity beyond the contracted volumes creates an opportunity for growth with the contracted customer, as well as the opportunity to further commercialize the facility to support the needs of other operators in the area. Since the facility began operations, we have successfully commercialized this incremental capacity, having already received volumes from a second customer and having contracted future volumes with a third customer.

We also developed a centralized produced water recycling facility for a major integrated operator in Loving County, Texas in the Delaware Basin. This facility is designed to recycle up to 30,000 barrels of produced water per day and is supported by 1 million barrels of adjacent recycled water storage capacity. This facility was fully operational at the end of the Current Quarter. This project supplements our sizable existing footprint of water storage, distribution and recycling infrastructure in the Delaware Basin.

February 2021 Severe Weather

Severe winter weather in February 2021 negatively impacted our Current Quarter results, equating to approximately one lost week of operations across most of our locations, with extended raw material shortages that impacted our Oilfield Chemicals segment into March. We estimate that this negatively impacted Current Quarter revenue by an amount ranging from $9 million to $12 million.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business as well as the Company’s industrial solutions business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent U.S. and international oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, vehicle and equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are incurred only when we provide water and water-related services, or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $57.9 million and $101.6 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management took direct action during 2020 to reduce operating and equipment costs, as well as selling, general and administrative costs, to proactively manage these expenses as a percentage of revenue.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $34.7 million and $53.7 million for the Current Quarter and Prior Quarter, respectively. Due to market conditions and the decreased demand for our services, we took significant direct action during 2020 to reduce ongoing rental and leasing costs.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $10.9 million and $18.1 million for the Current Quarter and Prior Quarter, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and therefore our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $45.0 million and $70.1 million for the Current Quarter and Prior Quarter, respectively. Rising naphtha prices during the Current Quarter had a negative impact on our Oilfield Chemicals margins, prior to passing these increased costs on to our customers.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$64,223	$149,511	$(85,288)	(57.0)%
Water Infrastructure	37,803	57,762	(19,959)	(34.6)%
Oilfield Chemicals	41,716	71,012	(29,296)	(41.3)%
Total revenue	143,742	278,285	(134,543)	(48.3)%

Costs of revenue
Water Services	62,324	129,114	(66,790)	(51.7)%
Water Infrastructure	26,399	47,813	(21,414)	(44.8)%
Oilfield Chemicals	37,766	59,876	(22,110)	(36.9)%
Other	—	4	(4)	NM
Depreciation and amortization	21,650	26,182	(4,532)	(17.3)%
Total costs of revenue	148,139	262,989	(114,850)	(43.7)%
Gross (loss) profit	(4,397)	15,296	(19,693)	(128.7)%

Operating expenses
Selling, general and administrative	19,894	25,289	(5,395)	(21.3)%
Depreciation and amortization	649	685	(36)	(5.3)%
Impairment of goodwill and trademark	—	276,016	(276,016)	NM
Impairment and abandonment of property and equipment	—	3,184	(3,184)	NM
Lease abandonment costs	104	953	(849)	NM
Total operating expenses	20,647	306,127	(285,480)	(93.3)%
Loss from operations	(25,044)	(290,831)	265,787	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(579)	(435)	(144)	33.1%
Interest expense, net	(435)	(331)	(104)	31.4%
Foreign currency gain (loss), net	3	(46)	49	NM
Other (expense) income, net	(1,629)	259	(1,888)	NM
Loss before income tax benefit	(27,684)	(291,384)	263,700	NM
Income tax benefit	263	164	99	NM
Net loss	$(27,421)	$(291,220)	$263,799	NM

Revenue

Our revenue decreased $134.5 million, or 48.3%, to $143.7 million for the Current Quarter compared to $278.3 million for the Prior Quarter. The decrease was driven by an $85.3 million decline in Water Services revenue, a $20.0 million decline in Water Infrastructure revenue and a $29.3 million decline in Oilfield Chemicals revenue. These declines were primarily due to lower demand for our services resulting from a reduction in drilling and completions activity impacted by the COVID-19 pandemic, severe winter weather in the Current Quarter and reduced pricing for some of our services. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 44.7%, 26.3% and 29.0% of our total revenue, respectively, compared to 53.7%, 20.8% and 25.5%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $85.3 million, or 57.0%, to $64.2 million for the Current Quarter compared to $149.5 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity impacted by the COVID-19 pandemic, severe winter weather in the Current Quarter and reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $20.0 million, or 34.6%, to $37.8 million for the Current Quarter compared to $57.8 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity impacted by the COVID-19 pandemic and severe winter weather in the Current Quarter.

Oilfield Chemicals. Revenue decreased $29.3 million, or 41.3%, to $41.7 million for the Current Quarter compared to $71.0 million for the Prior Quarter. The decrease was primarily attributable to lower demand for our services resulting from a reduction in completions activity impacted by the COVID-19 pandemic, severe winter weather in the Current Quarter and reduced pricing for some of our services.

Costs of Revenue

Costs of revenue decreased $114.9 million, or 43.7%, to $148.1 million for the Current Quarter compared to $263.0 million for the Prior Quarter. The decrease was primarily due to a $66.8 million decline in Water Services costs, a $21.4 million decline in Water Infrastructure costs, and a $22.1 million decline in Oilfield Chemicals costs due to lower revenue discussed above. Also, depreciation and amortization expense decreased by $4.5 million, primarily due to a lower fixed asset base.

Water Services. Cost of revenue decreased $66.8 million, or 51.7%, to $62.3 million for the Current Quarter compared to $129.1 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 86.4% to 97.0% due to significant reductions in revenue-generating activity and pricing reductions we could not fully offset with cost reductions.

Water Infrastructure. Cost of revenue decreased $21.4 million, or 44.8%, to $26.4 million for the Current Quarter compared to $47.8 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 82.8% to 69.8% primarily due to a higher relative contribution from high-margin pipeline revenue as well as a discrete cost in the Prior Quarter related to a customer bankruptcy that did not recur.

Oilfield Chemicals. Costs of revenue decreased $22.1 million, or 36.9%, to $37.8 million for the Current Quarter compared to $59.9 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 84.3% to 90.5% primarily due to significant reductions in revenue-generating activity we could not fully offset with cost reductions, as well as increased raw material pricing that could not be immediately passed on to our customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.5 million, or 17.3%, to $21.7 million for the Current Quarter compared to $26.2 million for the Prior Quarter, primarily due to a lower fixed asset base.

Gross (Loss) Profit

Gross (loss) profit decreased by $19.7 million, or 128.7%, to a gross loss of $4.4 million for the Current Quarter compared to a gross profit of $15.3 million for the Prior Quarter primarily due to lower revenue in all three segments resulting from decreased activity levels combined with decreased pricing that could not be fully offset with reductions in cost. Gross profit decreased by $18.5 million and $7.2 million in our Water Services and Oilfield Chemicals segments, respectively. This was partially offset by a $4.5 million decrease in depreciation and amortization expense and Water Infrastructure gross profit increase of $1.5 million. Gross margin as a percent of revenue was (3.1%) and 5.5% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.4 million, or 21.3%, to $19.9 million for the Current Quarter compared to $25.3 million for the Prior Quarter. The decrease was primarily due to $3.3 million lower wages and associated payroll taxes, a $2.1 million decrease in bad debt expense, reductions of $0.9 million in incentive compensation costs, $0.3 million in travel, meals and entertainment costs, $0.3 million in professional fees, and $0.8 million of other expense reductions from cost-cutting measures in response to lower demand partially offset by a $1.5 million increase in non-recurring severance charges and a $0.8 million increase in equity-based compensation costs.

Impairment

Goodwill and trademark impairment costs were zero and $276.0 million for the Current Quarter and Prior Quarter, respectively. During the Prior Quarter, all of our goodwill was impaired due to the significant decline in oil prices and the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark.

Lease Abandonment Costs

Lease abandonment costs were $0.1 million and $1.0 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The Prior Quarter costs were primarily due to leases abandoned during the Prior Quarter associated with realignment and combining activity on fewer leased properties.

Net Interest Expense

Net interest expense increased by $0.1 million, or 31.4%, to $0.4 million for the Current Quarter compared to $0.3 million in the Prior Quarter primarily due to lower interest income earned on cash balances as a result of lower interest rates.

Other Expense/(Income)

Other expense/(income) increased by $1.9 million to $1.6 million in the Current Quarter versus $0.3 million of other income in the Prior Quarter primarily due to the mark-to-market of equities using the fair value option.

Net Loss

Net loss decreased by $263.8 million, to a net loss of $27.4 million for the Current Quarter compared to a net loss of $291.2 million for the Prior Quarter, primarily driven by the $276.0 million in goodwill and trademark impairment costs in the Prior Quarter partially offset by the impact of the severe winter weather experienced in the Current Quarter.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations. Net income is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool due to the exclusion of some but not all items that affect the most directly comparable GAAP financial measures. One should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For further discussion, please see “Item 6. Selected Financial Data” in our 2020 Form 10-K.

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2021	2020

	(in thousands)
Net loss	$(27,421)	$(291,220)
Interest expense, net	435	331
Income tax benefit	(263)	(164)
Depreciation and amortization	22,299	26,867
EBITDA	(4,950)	(264,186)
Non-recurring severance expenses(1)	3,225	3,502
Non-cash compensation expenses	1,422	574
Non-cash loss on sale of assets or subsidiaries(2)	697	1,627
Non-recurring transaction costs(3)	412	12
Lease abandonment costs(4)	104	953
Impairment of goodwill and trademark(4)	—	276,016
Impairment and abandonment of property and equipment(4)	—	3,184
Yard closure costs related to consolidating operations(4)	—	1,950
Foreign currency (gain) loss, net	(3)	46
Adjusted EBITDA	$907	$23,678
(1)	For the Current Quarter, these costs related to severance costs associated with our former CEO. For the Prior Quarter, these costs related to severance due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.
(2)	For the Current Quarter, the losses were primarily due to sales of real estate and underutilized or obsolete property and equipment. For the Prior Quarter, the losses were primarily due to sales of underutilized or obsolete property and equipment.
(3)	For the Current Quarter, these costs were primarily legal related due diligence costs as well as costs related to certain subsidiaries acquired in the Rockwater Merger.
(4)	For the Prior Quarter, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.

EBITDA was ($5.0) million for the Current Quarter compared to ($264.2) million for the Prior Quarter. The $259.2 million increase in EBITDA was primarily driven by the $276.0 million in goodwill and trademark impairment costs in the Prior Quarter, a decrease of $24.2 million in gross profit offset by a $5.4 million decrease in selling, general and administrative costs. Adjusted EBITDA was $0.9 million for the Current Quarter compared to $23.7 million for the Prior Quarter. The $22.8 million decrease is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

The impacts of the COVID-19 pandemic on oil prices and the resulting sharp decline in U.S. onshore drilling and completion activity, and the uncertainty about the timing of a recovery, have had a negative impact on our financial results. We have taken and continue to take actions to manage costs and cash, including but not limited to significantly reducing headcount, cutting salaries, closing operational yards, reducing capital expenditures, streamlining operational and back-office functions and selling excess equipment. During 2020, we also deferred $6.0 million of payroll tax payments in accordance with the CARES Act, which are required to be fully paid by December 31, 2022.

Our primary sources of liquidity are cash on hand, borrowing capacity under our current Credit Agreement and cash flows from operations. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of March 31, 2021, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of March 31, 2021, cash and cash equivalents totaled $160.0 million and we had approximately $102.2 million of available borrowing capacity under our Credit Agreement. As of March 31, 2021, the borrowing base under the Credit Agreement was $117.8 million, we had no outstanding borrowings and outstanding letters of credit totaling $15.6 million. As of May 3, 2021, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $119.3 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $103.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Net cash (used in) provided by operating activities	$(3,873)	$46,711	$(50,584)	(108.3)%
Net cash used in investing activities	(4,218)	(5,485)	1,267	23.1%
Net cash used in financing activities	(935)	(6,291)	5,356	85.1%
Subtotal	(9,026)	34,935
Effect of exchange rate changes on cash and cash equivalents	8	(61)	69	NM
Net (decrease) increase in cash and cash equivalents	$(9,018)	$34,874

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2021 and 2020

Operating Activities. Net cash used in operating activities was $3.9 million for the Current Quarter, compared to $46.7 million provided by operating activities in the Prior Quarter. The $50.6 million decrease is primarily due to $31.3 million lower cash from working capital activity. Also impacting the decrease was $19.3 million less cash from the combination of net loss plus non-cash expenses, as we generated higher Prior Quarter revenue and gross profits as the majority of Prior Quarter operations occurred before the sharp decline in demand for the Company’s services due to the COVID-19 pandemic.

Investing Activities. Net cash used in investing activities was $4.2 million for the Current Quarter, compared to $5.5 million for the Prior Quarter. The $1.3 million decrease in net cash used in investing activities was primarily due to a $6.8 million reduction in purchases of property and equipment partially offset by a $3.5 million decrease in proceeds received from sales of property and equipment and a $2.0 million equity method investment.

Financing Activities. Net cash used in financing activities was $0.1 million for the Current Quarter compared to $6.3 million for the Prior Quarter. The decrease in cash used in financing activities was primarily due to a $5.8 million decrease in repurchases of shares of Class A Common Stock during the Current Quarter compared to the Prior Quarter.

Credit Agreement

On November 1, 2017, in connection with the closing of the Rockwater Merger, SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement.

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

We were in compliance with all debt covenants as of March 31, 2021.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to Note 6—Leases in our 2020 Form 10-K for operating lease obligations as of December 31, 2020 and Note 7—Debt in Part I, Item 1 of this Quarterly Report for an update to our Credit Agreement as of March 31, 2021.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of March 31, 2021, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of March 31, 2021, we had no outstanding borrowings under our Credit Agreement. As of May 3, 2021, we had no outstanding borrowings and approximately $103.7 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, certain subsidiaries acquired in the Rockwater Merger were under investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. Environmental Protection Agency since December 2016 regarding the alleged alteration of emissions controls systems on less than 5% of the vehicles in the fleet in violation of the Clean Air Act. On April 20, 2021, an entity acquired in the Rockwater Merger formally pled guilty to violations of the Clean Air Act that occurred prior to the Rockwater Merger and entered a plea agreement before the U.S. District Court for the Middle District of Pennsylvania. Entry into this plea agreement has resolved the government’s prosecution related to Rockwater’s altering emissions controls systems on less than 5% of the vehicles in the fleet. The Company made final payments in April totaling $2.6 million, which was the amount accrued as of both March 31, 2021 and December 31, 2020, and did not incur additional monetary penalties or fines. The total amount paid in settlement of this matter was $4.3 million. See Note 16 – Subsequent Events for additional information.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks, in addition to those described below and in our 2020 Form 10-K, may materially and adversely affect our business, financial condition, cash flows and results of operations.

U.S. Government regulators issued a notice to the Company that could, if not withdrawn or significantly modified, impair its ability to acquire additional federal contracts or limit its ability to receive federal-related benefits or assistance activities in connection with its operations.

In February 2021, the Company, and certain subsidiaries, received Notices of Proposed Debarment (“Notices”) from the U.S. Environmental Protection Agency’s (“EPA”) Suspension and Debarment Official (“SDO”). The Notices propose a debarment from participation in future federal contracts, non-procurement covered transactions such as grants, and other assistance activities, and would render the Company ineligible to receive any federal contracts or approved subcontracts in excess of $35,000 or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. The Notices stem from a non-prosecution agreement dated September 21, 2020 entered into by the Company as successor in interest to Rockwater Energy Solutions, Inc., and a plea agreement filed on September 24, 2020 in the U.S. District Court for the Middle District of Pennsylvania wherein Rockwater Northeast, LLC agreed to plead guilty to counts 1 through 31 of the Criminal Information statement each charging Rockwater Northeast, LLC with a violation of the Clean Air Act. The underlying investigation resulting in this non-prosecution agreement and plea is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company has commenced discussions with the EPA Suspension and Debarment Division to seek a resolution to remove the proposed debarment in a cooperative fashion as soon as practicable, and made responsive filings to the SDO to oppose the findings in the Notices. If the Company is unsuccessful in its efforts to oppose the proposed debarment or reach a resolution to avoid debarment, the imposition of a debarment period, or the federal assistance or contracting disability as set forth in the Notices could impair the Company’s ability to acquire additional federal contracts or commercial contracts with firms that have entered into certain covered transactions with federal agencies, or limit its ability to receive federal-related benefits or assistance activities including, any one or more of which developments could have a material adverse effect on the Company’s business, results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below. The shares were repurchased to satisfy tax withholding obligations related to restricted stock previously awarded to certain of our current and former employees.

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
January 1, 2021 to January 31, 2021	73,622	$5.74
February 1, 2021 to February 28, 2021	—	$—
March 1, 2021 to March 31, 2021	70,456	$6.40
Total	144,078	$6.06

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

†10.1

Letter Agreement between John D. Schmitz and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 1, 2021).

†10.2

Amended and Restated Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 1, 2021).

†10.3

Letter Agreement between Michael Skarke and Select Energy Services, Inc., dated March 1, 2021 (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 1, 2021).

†*10.4	Employment Agreement between Brian Szymanski and Select Energy Services, LLC, dated March 1, 2021.

*10.5	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*10.6	Form of Restricted Stock Grant Notice and Restricted Stock Agreement between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*10.7	Form of Special Restricted Stock Grant Notice and Restricted Stock Agreement between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*10.8

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted Free Cash Flow – between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*10.9

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*†10.10	Release Agreement by and between Select Energy Services, LLC and Holli C. Ladhani, dated January 3, 2021.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 5, 2021	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 5, 2021	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer