Form 10-Q
period 2021-06-30
Select Energy Services, Inc.
filed 2021-08-04
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, the registrant had 91,760,703 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and under the heading “Part II―Item 1A. Risk Factors” in this Quarterly Report and those set forth from time to time in our other filings with the SEC. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	actions taken by the Biden Administration, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the United States (“U.S.”) and may adversely affect our future operations;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, which caused a sharp decline in economic activity in the U.S. and around the world, resulting in lower demand for oil and gas, oversupply and therefore lower oil and gas prices, to which our exploration and production (“E&P”) customers responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had, and will likely continue to have, a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies, including significant reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	our customers’ ability to complete and produce new wells;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;
●	the ability to source certain raw materials globally on a timely basis from economically advantaged sources; and

●	accidents, weather, natural disasters or other events affecting our business.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$143,722	$169,039
Accounts receivable trade, net of allowance for credit losses of $7,514 and $9,157, respectively	148,690	129,392
Accounts receivable, related parties	205	69
Inventories	38,546	33,384
Prepaid expenses and other current assets	24,852	19,621
Total current assets	356,015	351,505
Property and equipment	858,592	878,902
Accumulated depreciation	(541,021)	(528,537)
Total property and equipment, net	317,571	350,365
Right-of-use assets, net	47,509	52,331
Other intangible assets, net	110,846	116,079
Other long-term assets, net	7,922	5,079
Total assets	$839,863	$875,359
Liabilities and Equity
Current liabilities
Accounts payable	$26,368	$12,995
Accrued accounts payable	26,677	21,359
Accounts payable and accrued expenses, related parties	1,418	519
Accrued salaries and benefits	12,234	16,279
Accrued insurance	10,836	9,788
Sales tax payable	1,224	1,415
Accrued expenses and other current liabilities	9,638	12,077
Current operating lease liabilities	13,521	14,019
Current portion of finance lease obligations	267	307
Total current liabilities	102,183	88,758
Long-term operating lease liabilities	55,208	60,984
Other long-term liabilities	21,926	19,735
Total liabilities	179,317	169,477
Commitments and contingencies (Note 8)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 88,160,703 shares issued and outstanding as of June 30, 2021; 350,000,000 shares authorized and 86,812,647 shares issued and outstanding as of December 31, 2020	882	868
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2021 and December 31, 2020	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	912,872	909,278
Accumulated deficit	(356,921)	(317,247)
Total stockholders’ equity	556,995	593,061
Noncontrolling interests	103,551	112,821
Total equity	660,546	705,882
Total liabilities and equity	$839,863	$875,359

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Water Services	$76,651	$55,807	$140,874	$205,318
Water Infrastructure	33,326	15,300	71,129	73,062
Oilfield Chemicals	51,140	21,132	92,856	92,144
Total revenue	161,117	92,239	304,859	370,524
Costs of revenue
Water Services	70,745	54,014	133,069	183,128
Water Infrastructure	26,237	13,871	52,636	61,684
Oilfield Chemicals	44,754	22,562	82,520	82,438
Other	—	3	—	7
Depreciation and amortization	21,018	25,508	42,668	51,690
Total costs of revenue	162,754	115,958	310,893	378,947
Gross loss	(1,637)	(23,719)	(6,034)	(8,423)
Operating expenses
Selling, general and administrative	15,890	17,658	35,784	42,947
Depreciation and amortization	624	834	1,273	1,519
Impairment of goodwill and trademark	—	—	—	276,016
Impairment and abandonment of property and equipment	—	4,726	—	7,910
Lease abandonment costs	222	868	326	1,821
Total operating expenses	16,736	24,086	37,383	330,213
Loss from operations	(18,373)	(47,805)	(43,417)	(338,636)
Other (expense) income
Losses on sales of property and equipment and divestitures, net	(1,657)	(2,183)	(2,236)	(2,618)
Interest expense, net	(400)	(513)	(835)	(844)
Foreign currency gain (loss), net	4	27	7	(19)
Other income (expense), net	895	(2,700)	(734)	(2,441)
Loss before income tax (expense) benefit	(19,531)	(53,174)	(47,215)	(344,558)
Income tax (expense) benefit	(84)	130	179	294
Net loss	(19,615)	(53,044)	(47,036)	(344,264)
Less: net loss attributable to noncontrolling interests	3,048	8,746	7,362	54,104
Net loss attributable to Select Energy Services, Inc.	$(16,567)	$(44,298)	$(39,674)	$(290,160)

Net loss per share attributable to common stockholders (Note 14):
Class A—Basic	$(0.19)	$(0.52)	$(0.47)	$(3.39)
Class B—Basic	$—	$—	$—	$—

Net loss per share attributable to common stockholders (Note 14):
Class A—Diluted	$(0.19)	$(0.52)	$(0.47)	$(3.39)
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(19,615)	$(53,044)	$(47,036)	$(344,264)
Comprehensive loss	(19,615)	(53,044)	(47,036)	(344,264)
Less: comprehensive loss attributable to noncontrolling interests	3,048	8,746	7,362	54,104
Comprehensive loss attributable to Select Energy Services, Inc.	$(16,567)	$(44,298)	$(39,674)	$(290,160)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2021 and 2020

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	4,881	—	—	—	30	—	30	(1)	29
Equity-based compensation	—	—	—	—	3,333	—	3,333	613	3,946
Issuance of restricted shares	1,843,808	19	—	—	1,881	—	1,900	(1,900)	—
Other	738	—	—	—	5	—	5	—	5
Repurchase of common stock	(199,976)	(2)	—	—	(1,223)	—	(1,225)	19	(1,206)
Restricted shares forfeited	(301,395)	(3)	—	—	(315)	—	(318)	318	—
Noncontrolling interest in subsidiary	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	23	—	23	(23)	—
Net loss	—	—	—	—	—	(39,674)	(39,674)	(7,362)	(47,036)
Balance as of June 30, 2021	88,160,703	$882	16,221,101	$162	$912,872	$(356,921)	$556,995	$103,551	$660,546

	Class A		Class B
	Stockholders		Stockholders			Retained
		Class A		Class B	Additional	Earnings	Total
		Common		Common	Paid-In	(Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$937,177	$175,635	$1,112,812
ESPP shares issued	7,640	—	—	—	48	—	48	(4)	44
Equity-based compensation	—	—	—	—	1,530	—	1,530	286	1,816
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	1	(1)	—
Repurchase of common stock	(2,155,901)	(22)	—	—	(12,021)	—	(12,043)	1,405	(10,638)
Restricted shares forfeited	(340,328)	(3)	—	—	(508)	—	(511)	511	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(133)	(133)
NCI income tax adjustment	—	—	—	—	8	—	8	(8)	—
Net loss	—	—	—	—	—	(290,160)	(290,160)	(54,104)	(344,264)
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$638,472	$121,165	$759,637

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2021 and 2020

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2021	87,856,767	$879	16,221,101	$162	$910,688	$(340,354)	$571,375	$106,574	$677,949
ESPP shares issued	2,736	—	—	—	16	—	16	(1)	15
Equity-based compensation	—	—	—	—	2,131	—	2,131	393	2,524
Issuance of restricted shares	356,360	4	—	—	352	—	356	(356)	—
Other	738	—	—	—	5	—	5	—	5
Repurchase of common stock	(55,898)	(1)	—	—	(335)	—	(336)	4	(332)
NCI income tax adjustment	—	—	—	—	15	—	15	(15)	—
Net loss	—	—	—	—	—	(16,567)	(16,567)	(3,048)	(19,615)
Balance as of June 30, 2021	88,160,703	$882	16,221,101	$162	$912,872	$(356,921)	$556,995	$103,551	$660,546

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2020	87,991,839	$880	16,221,101	$162	$909,812	$(224,425)	$686,429	$129,128	$815,557
ESPP shares issued	3,197	—	—	—	18	—	18	(1)	17
Equity-based compensation	—	—	—	—	1,047	—	1,047	195	1,242
Issuance of restricted shares	205,782	2	—	—	249	—	251	(251)	—
Repurchase of common stock	(1,176,510)	(12)	—	—	(4,792)	—	(4,804)	802	(4,002)
Restricted shares forfeited	(141,259)	(1)	—	—	(170)	—	(171)	171	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	—	—	(44,298)	(44,298)	(8,746)	(53,044)
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$638,472	$121,165	$759,637

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(47,036)	$(344,264)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,941	53,209
Net loss on disposal of property and equipment and divestitures	2,236	2,207
Bad debt (recovery) expense	(381)	4,810
Amortization of debt issuance costs	344	344
Inventory write-downs	82	566
Equity-based compensation	3,946	1,816
Impairment of goodwill and trademark	—	276,016
Impairment and abandonment of property and equipment	—	7,910
Loss on divestitures	—	411
Unrealized loss on short-term investment	1,169	—
Other operating items, net	(139)	404
Changes in operating assets and liabilities
Accounts receivable	(19,054)	160,204
Prepaid expenses and other assets	(11,044)	3,276
Accounts payable and accrued liabilities	14,497	(64,176)
Net cash (used in) provided by operating activities	(11,439)	102,733
Cash flows from investing activities
Proceeds received from divestitures	—	197
Purchase of property and equipment	(13,451)	(16,461)
Investment in note receivable	(1,101)	—
Purchase of equity method investments	(2,200)	—
Distribution from cost method investment	120	—
Proceeds received from sales of property and equipment	5,141	11,015
Net cash used in investing activities	(11,491)	(5,249)
Cash flows from financing activities
Payments of finance lease obligations	(156)	(121)
Proceeds from share issuance	29	44
(Distributions to) contributions from noncontrolling interests	(1,074)	383
Repurchase of common stock	(1,206)	(10,638)
Net cash used in financing activities	(2,407)	(10,332)
Effect of exchange rate changes on cash	20	(13)
Net (decrease) increase in cash and cash equivalents	(25,317)	87,139
Cash and cash equivalents, beginning of period	169,039	79,268
Cash and cash equivalents, end of period	$143,722	$166,407
Supplemental cash flow disclosure:
Cash paid for interest	$741	$760
Cash refunds received for income taxes, net	$(962)	$544
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,038	$2,422
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$—	$367

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

Class A and Class B Common Stock:  As of June 30, 2021, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2020 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on February 24, 2021, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year, in part due to the COVID-19 pandemic and continued progress in the distribution and uptake of remedies such as vaccines.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of June 30, 2021, the Company had two equity method investees and one cost-method investee. The Company also had one investment in notes receivable accounted for using the amortized cost basis and one investment in publicly traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are reported under our Water Services segment:

	Year			(in thousands)
Type of Investment	attained	Accounting method	Balance Sheet Location	June 30, 2021	December 31, 2020
20% minority interest	2011	Cost-method	Other long-term assets, net	$180	$300
Notes receivable	2020	Amortized cost basis	Other long-term assets, net	4,276	3,037
33% minority interest	2021	Equity-method	Other long-term assets, net	2,000	—
45% minority interest	2021	Equity-method	Other long-term assets, net	200	—
Publicly traded securities	2020	Fair value option	Prepaid expenses and other current assets	2,208	3,377

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2021
(in thousands)
Balance at December 31, 2020	$9,157
Increase to allowance based on a percentage of revenue	607
Adjustment based on aged receivable analysis	(1,000)
Charge-offs	(1,252)
Recoveries	2
Balance at June 30, 2021	$7,514

The Company also has a $4.3 million note receivable resulting from an initial investment in the fourth quarter of 2020 and additional investment in the Current Quarter, with no allowance for credit losses as of June 30, 2021. See “Note 11— Related-Party Transactions” for additional information.

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2021
(in thousands)
Balance at December 31, 2020	$999
Accretion expense, included in depreciation and amortization expense	1
Disposals	(188)
Payments	(213)
Balance at June 30, 2021	$599

We review the adequacy of our ARO liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$60	$96	$126	$212
Sublease income	Lease abandonment costs and Costs of revenue	231	335	474	736

The Company also generates short-term equipment rental revenue. See “Note 3—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During the Prior Period, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) Plan and the suspension has continued into the Current Quarter. The Company incurred no match expense in all periods presented.

Payroll Tax Deferral: In 2020, the Company utilized the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $6.0 million of payroll taxes as of December 31, 2020. The amounts deferred in 2020 must be repaid half by December 31, 2021, and half by December 31, 2022. The deferral is split evenly between accrued salaries and benefits and other long-term liabilities on the accompanying consolidated balance sheets as of June 30, 2021.

Severance: During the Current Period, the Company incurred $3.2 million of severance in connection with the termination of the former chief executive officer, which was paid in full during the first quarter of 2021. During the Prior Period, the Company incurred severance in connection with layoffs resulting from the downturn in the energy industry due in part to the COVID-19 pandemic. A summary of severance costs for the Current Quarter, Prior Quarter, Current Period and Prior Period are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)

Severance
Costs of revenue - Water services	$—	$1,453	$—	$2,929
Costs of revenue - Water infrastructure	—	206	—	452
Costs of revenue - Oilfield chemicals	—	514	—	626
Selling, general and administrative	—	1,493	3,225	3,161
Total severance expense	$—	$3,666	$3,225	$7,168

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

The following factors are applicable to all three of the Company’s segments for the Current Period and Prior Period, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of June 30, 2021, the Company had six contracts in place for these segments lasting over one year. The Company has recorded an $8.2 million contract liability associated with one of the six long-term contracts as of June 30, 2021, recognized in other long-term liabilities in the accompanying balance sheets. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2021, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $6.7 million, $4.6 million $12.9 million and $19.8 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2021, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Geographic Region
Permian Basin	$83,355	$36,638	$154,559	$174,636
Eagle Ford	24,569	10,672	45,354	46,336
Haynesville/E. Texas	18,303	14,708	35,568	33,723
Marcellus/Utica	13,251	13,251	24,918	33,090
Rockies	9,196	6,927	19,218	25,796
MidCon	9,527	7,825	18,003	32,698
Bakken	3,864	2,542	10,767	25,102
Eliminations and other regions	(948)	(324)	(3,528)	(857)
Total	$161,117	$92,239	$304,859	$370,524

In the Water Services segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 78%, 69%, 77% and 73% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Bakken, which collectively comprised 97%, 96%, 97% and 97% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 84%, 89%, 86% and 83% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 4—INVENTORIES

Inventories, which are comprised of blended chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$21,601	$16,701
Finished goods	16,945	16,683
Total	$38,546	$33,384

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for a nominal amount, $0.5 million, $0.1 million and $0.6 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million as of June 30, 2021 and December 31, 2020. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$585,728	$596,441
Buildings and leasehold improvements	96,793	93,236
Pipelines	72,803	72,458
Disposal wells	44,392	48,097
Vehicles and equipment	29,477	30,975
Land	10,624	13,497
Computer equipment and software	6,222	7,127
Office furniture and equipment	857	892
Machinery and equipment - finance lease	544	537
Vehicles and equipment - finance lease	422	475
Computer equipment and software - finance lease	412	356
Construction in progress	10,318	14,811
	858,592	878,902
Less accumulated depreciation(1)	(541,021)	(528,537)
Total property and equipment, net	$317,571	$350,365
(1)	Includes $1.1 million of accumulated depreciation related to finance leases as of both June 30, 2021 and December 31, 2020.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 6 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Category
Depreciation expense from property and equipment	$19,017	$23,286	$38,604	$47,271
Amortization expense from finance leases	21	39	103	116
Amortization expense from intangible assets	2,616	2,986	5,233	5,979
Accretion expense from asset retirement obligations	(12)	31	1	(157)
Total depreciation and amortization	$21,642	$26,342	$43,941	$53,209

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the Prior Quarter and Prior Period, the Company determined that certain equipment was obsolete, and recorded the following impairment charges:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Impairment and abandonment of property and equipment
Water Services	$—	$1,396	$—	$3,894
Water Infrastructure	—	3,330	—	4,016
Total impairment and abandonment of property and equipment	$—	$4,726	$—	$7,910

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see “Note 10—Fair Value Measurement”). During the first quarter of 2020, the Company had triggering events related to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile market environment as of March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments totaling $266.9 million.

The components of other intangible assets, net as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Impairment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(33,836)	$82,718	$116,554	$—	$(29,302)	$87,252
Patents	9,741	(3,653)	6,088	9,741	—	(3,166)	6,575
Other	7,234	(6,585)	649	7,234	—	(6,373)	861
Total definite-lived	133,529	(44,074)	89,455	133,529	—	(38,841)	94,688
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Trademarks	14,360	—	14,360	23,442	(9,082)	—	14,360
Total indefinite-lived	21,391	—	21,391	30,473	(9,082)	—	21,391

Total other intangible assets, net	$154,920	$(44,074)	$110,846	$164,002	$(9,082)	$(38,841)	$116,079

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

The weighted-average amortization period for customer relationships, patents, and other definite-lived assets was 9.2 years, 6.3 years, and 2.4 years, respectively, as of June 30, 2021. See Note 5 for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2021	$5,233
Year ending December 31, 2022	10,252
Year ending December 31, 2023	10,180
Year ending December 31, 2024	10,111
Year ending December 31, 2025	9,948
Thereafter	43,731
Total	$89,455

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

The Company had no borrowings outstanding under the Credit Agreement as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the borrowing base under the Credit Agreement was $128.3 million and $96.4 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.1 million and $15.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $113.2 million as of June 30, 2021.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, were $0.9 million and $1.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.3 million and $0.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2021.

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

On April 20, 2021, an entity acquired in the 2017 merger (the “Rockwater Merger”) with Rockwater Energy Solutions, Inc. (“Rockwater”) formally pled guilty to violations of the Clean Air Act that occurred prior to the Rockwater Merger and entered a plea agreement before the U.S. District Court for the Middle District of Pennsylvania.  Entry into this plea agreement has resolved the government’s prosecution related to Rockwater’s altering emissions controls systems on less than 5% of the vehicles in its fleet.  The Company made final payments in April totaling $2.6 million, which was the amount accrued as of both March 31, 2021 and December 31, 2020, and did not incur additional monetary penalties or fines.  The total amount paid in settlement of this matter was $4.3 million.

In February 2021, the Company and certain subsidiaries received Notices of Proposed Debarment from the Environmental Protection Agency’s (“EPA”) Suspension and Debarment Official. On July 6, 2021, the Company was notified by the EPA that they terminated the proposed debarment proceedings and administratively closed this matter.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters and health insurance. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

NOTE 9—EQUITY-BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan, (the “2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the private placement of 16,100,000 shares of the Company’s Class A Common Stock on December 20, 2016 (the “Select 144A Offering”), the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. On May 8, 2020, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares of the Company’s Class A Common Stock that may be issued under the 2016 Plan by 4,000,000 shares and to make certain other administrative changes. The 2016 Plan includes share recycling provisions that allow shares subject to an award that expires or is cancelled, forfeited or otherwise terminated without actual delivery of the underlying shares of Class A Common Stock to be considered not delivered and thus available to be granted as new awards under the 2016 Plan.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 3.1 million shares available to be issued as of June 30, 2021. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2021
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,519,159	$16.11	3.3	$—
Expired	(1,386,469)	14.85
Ending balance, outstanding	2,132,690	$16.93	4.8	$—
Ending balance, exercisable	2,132,690	$16.93	4.8	$—
Nonvested at June 30, 2021	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $6.04 and $4.10 as of June 30, 2021 and December 31, 2020, respectively.

The Company recognized no compensation expense related to stock options during the Current Quarter, a nominal amount of compensation expense during the Prior Quarter and the Current Period and $0.2 million of compensation expense in the Prior Period. As of June 30, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.1 million, $1.9 million, $3.1 million and $3.8 million related to the restricted stock awards for the Current Quarter, Prior Quarter,

Current Period and Prior Period, respectively. As of June 30, 2021, there was $14.0 million of unrecognized compensation expense with a weighted-average remaining life of 2.0 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2021
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2020	2,003,072	$6.97
Granted	1,843,808	6.41
Vested	(693,582)	7.92
Forfeited	(301,395)	6.38
Nonvested at June 30, 2021	2,851,903	$6.44

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

During 2020 and 2021, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2020 through December 31, 2022 or January 1, 2021 through December 31, 2023. During the Current Quarter, the Company also approved grants of PSUs subject to both performance-based and service-based vesting conditions based on adjusted earnings before taxes and depreciation (“Adjusted EBITDA”) as defined in the agreement.

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

The target PSUs granted in 2021 connected with Adjusted EBITDA can only vest at 100% if the minimum Adjusted EBITDA threshold is met. Failure to meet this threshold would result in 0% vesting.

The fair value on the date the PSUs were granted during 2021, 2020, and 2019 was $4.7 million, $4.4 million, $7.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.4 million, a credit to compensation expense of $0.7 million, compensation expense of $0.9 million and a credit to compensation expense of $2.2 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2021, the unrecognized compensation cost related to our unvested PSUs is estimated to be $4.6 million and is expected to be recognized over a weighted-average period of 2.1 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of June 30, 2021:

Performance Share Units
Nonvested as of December 31, 2020	1,763,909
Target shares granted	689,551
Target shares forfeited	(242,087)
Target shares outstanding as of June 30, 2021	2,211,373

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A Common Stock at a discount. The plan provides for four offering periods per year for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of Class A Common Stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The plan is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the six months ended
June 30, 2021
Cash received for shares issued	$29
Shares issued	4,881

Share Repurchases

During the Current Quarter, the Company repurchased 55,898 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.3 million and a decrease to Class A Common Stock of approximately $600. During the Prior Quarter, the Company repurchased 1,139,729 shares in the open market and repurchased 36,781 shares in connection with employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 199,976 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $1.2 million and a decrease to Class A Common Stock of approximately $2,000. During the Prior Period, the Company repurchased 1,989,440 shares in the open market and repurchased 166,461 shares in connection with employee minimum tax withholding requirements.

NOTE 10—FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to measure assets and liabilities in a business combination, assess impairment and abandonment of property and equipment, intangible assets and goodwill or to measure the value of securities marked to market. Fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in an orderly transaction between market participants at the measurement date. Further, ASC 820, Fair Value Measurements, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and includes certain disclosure requirements. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.

ASC 820 establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2021 or the year ended December 31, 2020.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2021:

			Fair Value
			Measurements Using			Carrying
	Frequency	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)

Six months ended June 30, 2021
Investments	Recurring	March 31	$1,546	$—	$—	$1,546	$—
Investments	Recurring	June 30	2,208	—	—	2,208	—

(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2021 and December 31, 2020, due to the short-term maturity of these instruments. The Company did not have any bank debt as of June 30, 2021 or December 31, 2020. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the third quarter of 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. As of June 30, 2021, all securities received in the exchange are now publicly traded and free of restrictions. The Company uses the fair value option to account for this investment with the fair value derived from quoted active market pricing of the unrestricted, publicly traded equity. The Company chose the fair value option because it represents the period-end value of the securities, which the Company has the ability to sell. The Company recorded a $0.7 million unrealized gain and $1.2 million unrealized loss on the securities during the Current Quarter and Current Period, respectively, based on the value of the equity at June 30, 2021, recognized within other income (expense), net on the accompanying consolidated statements of operations. The $2.2 million of common stock and related securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of June 30, 2021.

NOTE 11—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons, an investment in a company that is significantly influenced by another related party, and cost-method and equity-method investees. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties.

During the Current Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $2.4 million. These purchases consisted of $1.5 million relating to the rental of certain equipment or other services used in operations, $0.8 million relating to management, consulting and other services and $0.1 million related to purchases of property and equipment.

During the Prior Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $1.5 million. These purchases consisted of $1.4 million relating to the rental of certain equipment or other services used in operations, $0.1 million relating to purchases of property and equipment, management, consulting and other services.

During the Current Period, sales to related parties were $0.6 million and purchases from related-party vendors were $3.5 million. These purchases consisted of $2.4 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services and $0.1 million related to purchases of property and equipment.

During the Prior Period, sales to related parties were $2.6 million and purchases from related-party vendors were $5.7 million. These purchases consisted of $5.1 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to purchases of property and equipment, $0.2 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”).

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of June 30, 2021 or December 31, 2020.

NOTE 12—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Current income tax expense (benefit)	$12	$(607)	$(185)	$(679)
Deferred income tax expense (benefit)	72	477	6	385
Total income tax expense (benefit)	$84	$(130)	$(179)	$(294)
Effective Tax Rate	(0.4)%	0.2%	0.4%	0.1%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.5 million during the Prior Period, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 13—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,068	$2,002
Noncontrolling interests attributable to holders of Class B Common Stock	102,483	110,819
Total noncontrolling interests	$103,551	$112,821

During the Current Period, the Company initiated the dissolution of one of its water-related services joint ventures and increased its ownership interest in another joint venture, which, combined, eliminated $0.9 million of noncontrolling interest. During the Prior Period, the Company sold a 50% interest in one of its water-related services joint ventures, which eliminated $0.1 million of noncontrolling interest. Additionally, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings LLC. The effects of the changes in Select Inc.’s ownership interest in SES Holdings LLC are as follows:

	For the six months ended June 30,
	2021	2020

	(in thousands)
Net loss attributable to Select Energy Services, Inc.	$(39,674)	$(290,160)
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,582	1,911
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	—	1
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(19)	(1,405)
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	1	4
Change to equity from net loss attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(38,110)	$(289,649)

NOTE 14—LOSS PER SHARE

Loss per share is based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,132,690, 3,542,939, 2,132,690 and 3,542,939 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(19,615)			$(53,044)
Net loss attributable to noncontrolling interests	3,048			8,746
Net loss attributable to Select Energy Services, Inc. — basic	$(16,567)	$(16,567)	$—	$(44,298)	$(44,298)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(16,567)	$(16,567)	$—	$(44,298)	$(44,298)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,244,439	16,221,101		84,937,043	16,221,101
Weighted-average shares of common stock outstanding — diluted		85,244,439	16,221,101		84,937,043	16,221,101
Loss per share:
Basic		$(0.19)	$—		$(0.52)	$—
Diluted		$(0.19)	$—		$(0.52)	$—

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(47,036)			$(344,264)
Net loss attributable to noncontrolling interests	7,362			54,104
Net loss income attributable to Select Energy Services, Inc. — basic	$(39,674)	$(39,674)	$—	(290,160)	$(290,160)	$—
Net loss income attributable to Select Energy Services, Inc. — diluted	$(39,674)	$(39,674)	$—	$(290,160)	$(290,160)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,118,851	16,221,101		85,520,935	16,221,101
Weighted-average shares of common stock outstanding — diluted		85,118,851	16,221,101		85,520,935	16,221,101
Loss per share:
Basic		$(0.47)	$—		$(3.39)	$—
Diluted		$(0.47)	$—		$(3.39)	$—

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$77,230	$(9,902)	$12,339	$2,704
Water Infrastructure	33,330	(885)	6,446	5,122
Oilfield Chemicals	51,467	1,225	2,234	639
Other	—	(3)	—	—
Eliminations	(910)	—	—	—
Loss from operations		(9,565)
Corporate	—	(8,808)	623	—
Interest expense, net	—	(400)	—	—
Other expense, net	—	(758)	—	—
	$161,117	$(19,531)	$21,642	$8,465

	For the three months ended June 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$56,090	$(22,518)	$15,880	$(48)
Water Infrastructure	15,439	(11,037)	7,024	(205)
Oilfield Chemicals	21,174	(7,216)	2,604	1,614
Other	—	(38)	—	—
Eliminations	(464)	—	—	—
Loss from operations		(40,809)
Corporate	—	(6,996)	834	—
Interest expense, net	—	(513)	—	—
Other expense, net	—	(4,856)	—	—
	$92,239	$(53,174)	$26,342	$1,361

	For the six months ended June 30, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$143,947	$(23,212)	$25,393	$2,973
Water Infrastructure	71,135	772	12,701	9,582
Oilfield Chemicals	93,279	(252)	4,574	1,200
Other	—	(16)	—	1
Eliminations	(3,502)	—	—	—
Loss from operations		(22,708)
Corporate	—	(20,709)	1,273	—
Interest expense, net	—	(835)	—	—
Other expense, net	—	(2,963)	—	—
	$304,859	$(47,215)	$43,941	$13,756

	For the six months ended June 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$206,242	$(218,418)	$33,036	$1,219
Water Infrastructure	73,323	(93,114)	14,052	2,363
Oilfield Chemicals	92,202	(10,112)	4,602	4,504
Other	—	(13)	—	325
Eliminations	(1,243)	—	—	—
Loss from operations		(321,657)
Corporate	—	(16,979)	1,519	—
Interest expense, net	—	(844)	—	—
Other expense, net	—	(5,078)	—	—
	$370,524	$(344,558)	$53,209	$8,411

Total assets by segment as of June 30, 2021 and December 31, 2020, is as follows:

	As of	As of
	June 30, 2021	December 31, 2020

	(in thousands)
Water Services	$478,460	$515,856
Water Infrastructure	195,523	204,995
Oilfield Chemicals	160,146	147,612
Other	5,734	6,896
	$839,863	$875,359

NOTE 16—SUBSEQUENT EVENTS

On July 9, 2021, the Company acquired Complete Energy Services, Inc., an operating subsidiary of Superior Energy Services, Inc. ("Superior"). The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of the business, including working capital. In consideration, the Company issued 3.6 million shares of Class A Common Stock and paid $14.2 million in cash, subject to standard post-closing adjustments, to Superior to close the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021 (our “2020 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2020 Form 10-K, under the heading “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and six months ended June 30, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2020 (the “Prior Quarter” and the “Prior Period”, respectively).

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

Environmental Consciousness

We are one of the few large public oilfield services companies whose primary focus is on the management of water and water logistics in the oil and gas industry. Accordingly, the importance of responsibly managing water resources through both our operations and recycling efforts to help conserve water and protect the environment is paramount to our continued success. We view our unique position as an opportunity to transform water management by leveraging our oilfield chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. As for management of water logistics, our Company was founded with a focus on water transfer through temporary and permanent pipeline, which substantially reduces the industry’s use of traditional trucking services for water transfer operations, thereby significantly reducing emissions generated by semi-trucks moving water and reducing the level of truck traffic on the roads in the areas in which we operate. We estimate that we eliminate over 3,800 truckloads that would have been necessary to deliver water during a single well completion job using our temporary and permanent pipeline. We estimate that in 2020 alone, Select reduced CO2 emissions by more than 48,000 metric tons by displacing 1.6 million truckloads from the roads. We also work diligently to implement “green” initiatives when possible that reduce our environmental footprint. For example, we continue to reduce emissions through efficiency gains from our investments in automation technology and are deploying specialized flowback and production technology dedicated to capturing and reducing methane emissions on-site. Additionally, we already deploy solar panels on the majority of our automation fleet, and we continue to look for ways to replace diesel with natural gas, electric or solar-powered solutions.

Separate from our water solutions business, our oilfield chemicals business utilizes environmentally-conscious chemistry when possible, such as using non-detectable solvents, replacing nonylphenol ethoxylates with alcohol ethoxylates, and replacing crude oil-derived raw materials with cleaner, natural gas derived materials. The chemistries we have developed allow for extended use of produced water and the reuse of produced water without the need for extensive reconditioning measures. We have made significant changes in our operations to improve our water management and chemical solutions to support environmental protection, and while we are proud of what we have accomplished, we are constantly striving to improve in these areas. We regularly interact with local, state, and federal governments in order to promote compliance with applicable laws and regulations, and we aim to develop partnerships with officials to enhance the responsible use of natural resources as unconventional oil and gas development matures.

We have surveyed our raw materials vendors to understand the status of environmental, social and corporate governance (“ESG”) compliance within their organizations.  We prioritize partnering with vendors that have fully implemented or are in the process of implementing an accredited ESG program.  With respect to raw materials vendors that do not have an ESG program in place, we are working with them to promote the development of such a program.

Recent Developments

The ongoing effects of the COVID-19 pandemic on our operations have had a material negative impact on our financial results. While vaccination rates continue to increase, such negative impact may continue well beyond the containment of the pandemic until economies, associated oil demand and resulting oilfield activity all fully rebound. While we have seen activity improve considerably since the low point experienced in 2020, there remains uncertainty, and we believe global oil demand is expected to remain challenged at least until the COVID-19 pandemic can be contained globally, and any material increases to oil supply in the near-term could challenge oil prices and subsequently the activity levels of our customers and the resulting demand for our services. We cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the rapid decline in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate its impact on our business, financial condition or near- or longer-term financial or operational results with certainty. During 2020, we took actions to protect our balance sheet and maintain our liquidity, including significantly decreasing our operating expenses by reducing headcount, reducing salaries and director compensation, closing yard locations, idling facilities, reducing third-party expenses and streamlining operations, as well as reducing capital expenditures. We also deferred employer payroll tax payments in accordance with the provisions of the CARES Act, and may take advantage of future legislation passed by the U.S. Congress in response to the COVID-19 pandemic. In this environment, the Company has planned for a range of scenarios and has taken a number of actions. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

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

As a result of reduced oil inventories and economic recovery in much of the world, oil and gas prices improved notably in the Current Quarter. During the Current Quarter, the average spot price of West Texas Intermediate crude oil was $66.19 versus an average price of $27.96 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.94 versus an average of $1.71 for the Prior Quarter. These price levels are generally supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have also pledged to prioritize managing their capital spending to within cash flow from operations and increase debt repayment and/or returns of capital to investors. Additionally, consolidation among our customers, when combined with decreases in our customers’ capital budgeting, can disrupt our market in the near-term and the resulting demand for our services. Recent market conditions have resulted in a number of consolidation, restructuring and bankruptcy activities in the industry. While the broader capital markets have recovered considerably, recent market conditions combined with current investor sentiment may make it challenging for additional distressed oil and gas companies to resolve their debt covenant and liquidity challenges in the near-term, potentially resulting in a number of restructuring activities, including bankruptcies, in the industry. While we see no immediate need for additional capital given our liquidity position, this difficulty in accessing capital markets may negatively impact some of our highly leveraged customers and competitors.

Outside of the macroeconomic challenges, from an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. For example, while we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing frac efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and, therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, however, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells.

The trend of increased use of produced water will require additional chemical treatment solutions, and we have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. Our FluidMatch™ design solutions enable our customers to economically use these alternative sources to optimize their fluid systems by providing water profiling and fluid assessment services in real time. With our water treatment capabilities, our Well Chemical Services team and our knowledge base within our Oilfield Chemicals segment, we are well-positioned to advance these solutions. This trend also supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions. Ultimately, we intend to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

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

Permian Basin Recycling Facility Projects

We were recently awarded contracts underwriting the construction of three newly produced water recycling facilities serving key customers in the Permian Basin, with two located in the Midland Basin and one located in the

Delaware Basin. Once completed, these state-of-the-art facilities will allow us to leverage our expertise in frac chemistry and fluid optimization and provide customers with sustainable recycling solutions that deliver a consistent water quality standard for use in completion activities, thereby decreasing both fresh water usage and waste disposal. In support of this growing Permian water infrastructure network, we also acquired infrastructure from an existing customer with one million barrels of storage capacity and are in the process of upgrading our previously announced Midland Basin produced water recycling facility to meet additional commercial demand from customers adjacent to the facility.

We commenced construction on the two new Midland Basin fixed infrastructure produced water recycling facilities during the Current Quarter. Both projects are supported by long-term contracts with private operators in the Midland Basin for the purchase and delivery of recycled produced water. Each facility will support the recycling of up to 40,000 barrels of water per day while providing approximately 1.4 million barrels of adjacent recycled water storage capacity. We expect these facilities to be fully operational by the end of the third quarter of 2021.

We also commenced construction on a third facility during the Current Quarter which will be a centralized produced water recycling facility for a major integrated operator in the Delaware Basin. This facility is designed to recycle up to 30,000 barrels of produced water per day and will be supported by one million barrels of adjacent recycled water storage capacity. We expect the facility to be fully operational by the end of the third quarter of 2021.

Additionally, we are in the process of expanding our previously announced Midland Basin produced water recycling facility serving Martin and Midland Counties, Texas and will soon begin installing bi-directional pipeline infrastructure to connect the facility to nearby operators to meet increasing demand from our anchor customer as well as from nearby third-party operators. Once completed, these upgrades will increase the throughput capacity of the facility by 30% to 65,000 barrels of produced water per day and increase the nearby recycled water storage capacity by 40% to 2.8 million barrels. The new pipeline will be capable of transporting approximately 58,000 barrels of water per day to and from the facility. We expect these upgrades to be complete and operational by the end of the third quarter of 2021, and to be substantially accretive financially given the existing infrastructure already in place.

 These projects supplement our sizable existing footprint of water storage, distribution and recycling infrastructure in the Permian Basin. In aggregate, we expect to spend approximately $9.5 million to construct the three new recycling facilities, to purchase the existing storage infrastructure, and to upgrade the existing produced water treatment facilities in the Midland Basin. Once completed, these projects will bring our total centralized produced water recycling capacity in the Permian Basin to approximately 375,000 barrels of water per day, which is supplemented by our mobile recycling technologies and capabilities that are currently supporting nearly 150,000 barrels per day of active produced water recycling projects.

February 2021 Severe Weather

Severe winter weather in February 2021 negatively impacted our Current Period results, equating to approximately one lost week of operations across most of our locations, with extended raw material shortages that impacted our Oilfield Chemicals segment into March. We estimate that this negatively impacted Current Period revenue by an amount ranging from $9 million to $12 million.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $59.7 million, $46.6 million, $117.6 million and $148.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters. In light of the challenging activity and pricing trends, management took direct action during 2020 to reduce operating and equipment costs, as well as selling, general and administrative costs, to proactively manage these expenses as a percentage of revenue.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $35.8 million, $35.1 million, $70.6 million and $88.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Due to market conditions and the decreased demand for our services, we took significant direct action during 2020 to reduce ongoing rental and leasing costs.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $13.1 million, $4.2 million, $23.9 million and $22.2 million for the Current Quarter,

Prior Quarter, Current Period and Prior Period, respectively. Fuel prices impact our transportation costs, which affect the pricing and demand for our services and, therefore, our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $45.5 million, $20.0 million, $90.5 million and $90.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising raw materials prices during the Current Period had a negative impact on our Oilfield Chemicals margins, prior to passing these increased costs on to our customers.

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

Gross Profit

To measure our financial performance, we analyze our gross profit, which we define as revenues less direct operating expenses (including depreciation and amortization expenses). We believe gross profit provides insight into profitability and the true operating performance of our assets. We also compare gross profit to prior periods and across segments to identify trends as well as underperforming segments.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures and plus/(minus) foreign currency losses/(gains). The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below and those described in “—Recent Developments” above.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$76,651	$55,807	$20,844	37.4%
Water Infrastructure	33,326	15,300	18,026	117.8%
Oilfield Chemicals	51,140	21,132	30,008	142.0%
Total revenue	161,117	92,239	68,878	74.7%

Costs of revenue
Water Services	70,745	54,014	16,731	31.0%
Water Infrastructure	26,237	13,871	12,366	89.2%
Oilfield Chemicals	44,754	22,562	22,192	98.4%
Other	—	3	(3)	NM
Depreciation and amortization	21,018	25,508	(4,490)	(17.6)%
Total costs of revenue	162,754	115,958	46,796	40.4%
Gross loss	(1,637)	(23,719)	22,082	(93.1)%

Operating expenses
Selling, general and administrative	15,890	17,658	(1,768)	(10.0)%
Depreciation and amortization	624	834	(210)	(25.2)%
Impairment and abandonment of property and equipment	—	4,726	(4,726)	NM
Lease abandonment costs	222	868	(646)	NM
Total operating expenses	16,736	24,086	(7,350)	(30.5)%
Loss from operations	(18,373)	(47,805)	29,432	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(1,657)	(2,183)	526	(24.1)%
Interest expense, net	(400)	(513)	113	(22.0)%
Foreign currency gain, net	4	27	(23)	NM
Other income (expense), net	895	(2,700)	3,595	NM
Loss before income tax (expense) benefit	(19,531)	(53,174)	33,643	NM
Income tax (expense) benefit	(84)	130	(214)	NM
Net loss	$(19,615)	$(53,044)	$33,429	NM

Revenue

Our revenue increased $68.9 million, or 74.7%, to $161.1 million for the Current Quarter compared to $92.2 million for the Prior Quarter. This increase was composed of a $20.8 million increase in Water Services revenue, an $18.0 million increase in Water Infrastructure revenue and a $30.0 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 47.6%, 20.7% and 31.7% of our total revenue, respectively, compared to 60.5%, 16.6% and 22.9%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $20.8 million, or 37.4%, to $76.7 million for the Current Quarter compared to $55.8 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic.

Water Infrastructure. Revenue increased by $18.0 million, or 117.8%, to $33.3 million for the Current Quarter compared to $15.3 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic.

Oilfield Chemicals. Revenue increased $30.0 million, or 142.0%, to $51.1 million for the Current Quarter compared to $21.1 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic.

Costs of Revenue

Costs of revenue increased $46.8 million, or 40.4%, to $162.8 million for the Current Quarter compared to $116.0 million for the Prior Quarter. The increase was primarily composed of a $16.7 million increase in Water Services costs, a $12.4 million increase in Water Infrastructure costs, and a $22.2 million increase in Oilfield Chemicals costs due to higher revenue discussed above. This was partially offset by a $4.5 million reduction of depreciation and amortization expense primarily due to a lower fixed asset base.

Water Services. Costs of revenue increased $16.7 million, or 31.0%, to $70.7 million for the Current Quarter compared to $54.0 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 96.8% to 92.3% due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic. Costs of revenue were also negatively impacted during the Prior Quarter by certain nonrecurring severance and yard closure costs totaling $2.1 million.

Water Infrastructure. Costs of revenue increased $12.4 million, or 89.2%, to $26.2 million for the Current Quarter compared to $13.9 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 90.7% to 78.7% primarily due to a higher relative contribution from high-margin pipeline revenue. Costs of revenue were also negatively impacted during the Prior Quarter by certain nonrecurring severance and yard closure costs totaling $0.2 million.

Oilfield Chemicals. Costs of revenue decreased $22.2 million, or 98.4%, to $44.8 million for the Current Quarter compared to $22.6 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 106.8% to 87.5% primarily due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic. Costs of revenue were also negatively impacted during the Prior Quarter by inventory adjustments and reserve additions of $0.6 million, nonrecurring severance costs of $0.5 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.5 million, or 17.6%, to $21.0 million for the Current Quarter compared to $25.5 million for the Prior Quarter, primarily due to a lower fixed asset base.

Gross Loss

Gross loss decreased by $22.1 million, or 93.1%, to $1.6 million for the Current Quarter compared to $23.7 million for the Prior Quarter primarily due to higher revenue in all three segments resulting from increased activity levels. Gross profit increased by $4.1 million, $5.7 million and $7.8 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Also impacting the increase in gross profit was a $4.5 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was (1.0%) and (25.7%) in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.8 million, or 10.0%, to $15.9 million for the Current Quarter compared to $17.7 million for the Prior Quarter. The decrease was primarily due to a $3.7 million decrease in nonrecurring severance charges and a $3.1 million decrease in bad debt expense. This was partially offset by $2.1 million higher wages and associated payroll taxes, a $1.3 million increase in equity-based compensation costs, and increases of $0.5 million in incentive compensation costs, $0.5 million in travel, meals and entertainment costs and $0.6 million from a combination of other expenses.

Impairment

Impairment and abandonment of property and equipment costs were $4.7 million in the Prior Quarter. Prior Quarter impairment costs were comprised of leasehold improvements related to abandoned facilities as well as the abandonment of certain saltwater and freshwater wells.

Lease Abandonment Costs

Lease abandonment costs were $0.2 million and $0.9 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The Prior Quarter costs were primarily due to leases abandoned during the Prior Quarter associated with realignment and combining activity on fewer leased properties.

Net Interest Expense

Net interest expense decreased by $0.1 million, or 22.0%, to $0.4 million for the Current Quarter compared to $0.5 million in the Prior Quarter primarily due to interest income on our note receivable.

Other Income (Expense)

Other income was $0.9 million in the Current Quarter compared to other expense of $2.7 million in the Prior Quarter. During the Current Quarter, other income primarily related to the mark-to-market of equities using the fair value option. During the Prior Quarter, other expenses primarily related to a legal accrual related to certain acquired subsidiaries.

Net Loss

Net loss decreased by $33.4 million, to a net loss of $19.6 million for the Current Quarter compared to a net loss of $53.0 million for the Prior Quarter, driven primarily by increased revenue due to a gradual increase in demand for our services after June 30, 2020. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$140,874	$205,318	$(64,444)	(31.4)%
Water Infrastructure	71,129	73,062	(1,933)	(2.6)%
Oilfield Chemicals	92,856	92,144	712	0.8%
Total revenue	304,859	370,524	(65,665)	(17.7)%

Costs of revenue
Water Services	133,069	183,128	(50,059)	(27.3)%
Water Infrastructure	52,636	61,684	(9,048)	(14.7)%
Oilfield Chemicals	82,520	82,438	82	0.1%
Other	—	7	(7)	NM
Depreciation and amortization	42,668	51,690	(9,022)	(17.5)%
Total costs of revenue	310,893	378,947	(68,054)	(18.0)%
Gross loss	(6,034)	(8,423)	2,389	(28.4)%

Operating expenses
Selling, general and administrative	35,784	42,947	(7,163)	(16.7)%
Depreciation and amortization	1,273	1,519	(246)	(16.2)%
Impairment of goodwill and trademark	—	276,016	(276,016)	NM
Impairment and abandonment of property and equipment	—	7,910	(7,910)	NM
Lease abandonment costs	326	1,821	(1,495)	NM
Total operating expenses	37,383	330,213	(292,830)	NM
Loss from operations	(43,417)	(338,636)	295,219	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(2,236)	(2,618)	382	(14.6)%
Interest expense, net	(835)	(844)	9	(1.1)%
Foreign currency gain (loss), net	7	(19)	26	NM
Other expense, net	(734)	(2,441)	1,707	NM
Loss before income tax benefit	(47,215)	(344,558)	297,343	NM
Income tax benefit	179	294	(115)	NM
Net loss	$(47,036)	$(344,264)	$297,228	NM

Revenue

Our revenue decreased $65.7 million, or 17.7%, to $304.9 million for the Current Period compared to $370.5 million for the Prior Period. The decrease was composed of a $64.4 million decline in Water Services revenue and a $1.9 million decline in Water Infrastructure revenue partially offset by a $0.7 million increase in Oilfield Chemicals revenue. These declines were driven primarily by lower demand, resulting from a reduction in drilling and completions activity impacted by the COVID-19 pandemic, severe winter weather in the Current Period and reduced pricing for some of our services. For the Current Period, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 46.2%, 23.3% and 30.5% of our total revenue, respectively, compared to 55.4%, 19.7% and 24.9%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $64.4 million, or 31.4%, to $140.9 million for the Current Period compared to $205.3 million for the Prior Period. The decrease was primarily attributable to lower demand for our services resulting from a reduction in drilling and completions activity impacted by the COVID-19 pandemic, severe winter weather in the Current Period and reduced pricing for some of our services.

Water Infrastructure. Revenue decreased by $1.9 million, or 2.6%, to $71.1 million for the Current Period compared to $73.1 million for the Prior Period. Revenue decreased significantly in the first quarter of 2021 versus the first quarter of 2020 as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also impacting the comparative decrease was severe weather in the Current Period. This was partially offset by comparative increases in the Current Quarter versus the Prior Quarter due to gradual increases in drilling and completion activity following the onset of the COVID-19 pandemic in the Prior Quarter.

Oilfield Chemicals. Revenue increased $0.7 million, or 0.8%, to $92.9 million for the Current Period compared to $92.1 million for the Prior Period primarily due to comparative increases in the Current Quarter versus the Prior Quarter due to gradual increases in drilling and completion activity following the onset of the COVID-19 pandemic in the Prior Quarter. This was partially offset by decreases in revenue in the first quarter of 2021 versus the first quarter of 2020 as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic, as well as the impact of severe weather in the Current Period.

Costs of Revenue

Costs of revenue decreased $68.1 million, or 18.0%, to $310.9 million for the Current Period compared to $378.9 million for the Prior Period. The decrease was primarily due to a $50.1 million decline in Water Services costs and a $9.0 million decline in Water Infrastructure costs due to lower revenue discussed above. Also, depreciation and amortization expense decreased by $9.0 million, primarily due to a lower fixed asset base.

Water Services. Costs of revenue decreased $50.1 million, or 27.3%, to $133.1 million for the Current Period compared to $183.1 million for the Prior Period. Cost of revenue as a percent of revenue increased from 89.2% to 94.5% due to significant reductions in revenue-generating activity and pricing reductions we could not fully offset with cost reductions. Costs of revenue were impacted during the Prior Period by certain nonrecurring severance and yard closure costs totaling $5.6 million.

Water Infrastructure. Costs of revenue decreased $9.0 million, or 14.7%, to $52.6 million for the Current Period compared to $61.7 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 84.4% to 74.0% primarily due to a higher relative contribution from high-margin pipeline revenue as well as a discrete cost in the Prior Period related to a customer bankruptcy. Costs of revenue were impacted during the Prior Period by certain nonrecurring severance and yard closure costs totaling $0.5 million.

Oilfield Chemicals. Costs of revenue increased $0.1 million, or 0.1%, to $82.5 million for the Current Period compared to $82.4 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 89.5% to 88.9%. Costs of revenue were impacted during the Prior Period by inventory adjustments and reserve additions of $0.6 million, nonrecurring severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland. Current Period costs were also impacted by the severe winter weather in February and rising raw materials costs.

Depreciation and Amortization. Depreciation and amortization expense decreased $9.0 million, or 17.5%, to $42.7 million for the Current Period compared to $51.7 million for the Prior Period, primarily due to a lower fixed asset base.

Gross Loss

Gross loss decreased by $2.4 million, or 28.4%, to $6.0 million for the Current Period compared to $8.4 million for the Prior Period. Gross profit decreased by $14.4 million in our Water Services segment. This was partially offset by a $9.0 million decrease in depreciation and amortization expense, Water Infrastructure gross profit increase of $7.1 million and Oilfield Chemicals gross profit increase of $0.6 million. Gross margin as a percent of revenue was (2.0%) and (2.3%) in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.2 million, or 16.7%, to $35.8 million for the Current Period compared to $42.9 million for the Prior Period. The decrease was primarily due to a $5.2 million decrease in bad debt expense, a $4.0 million decrease in nonrecurring severance charges, reductions of $0.4 million in incentive compensation costs and $0.4 million of other expense reductions from cost-cutting measures in response to lower demand, partially offset by a $2.1 million increase in equity-based compensation costs and $0.7 million higher wages and associated payroll taxes.

Impairment

Goodwill and trademark impairment costs were $276.0 million for the Prior Period. During the Prior Period, all of our goodwill was impaired due to the significant decline in oil prices and the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark.

Impairment and abandonment of property and equipment costs were $7.9 million in the Prior Period. Prior Period impairment costs were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and freshwater wells and obsolete machinery and equipment.

Lease Abandonment Costs

Lease abandonment costs were $0.3 million and $1.8 million in the Current Period and Prior Period, respectively. During the Current Period, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The Prior Period costs were primarily due to leases abandoned during the Prior Period associated with realignment and combining activity on fewer leased properties.

Other Expense

Other expense costs were $0.7 million and $2.4 million in the Current Period and Prior Period, respectively. During the Current Period, other expenses primarily related to the mark-to-market of equities using the fair value option. During the Prior Period, other expenses primarily related to a legal accrual related to certain acquired subsidiaries.

Net Loss

Net loss decreased by $297.2 million, to a net loss of $47.0 million for the Current Period compared to a net loss of $344.3 million for the Prior Period, driven primarily by the $276.0 million in goodwill and trademark impairment costs in the Prior Period, $7.9 million in impairment and abandonment of property and equipment costs in the Prior Period, a decrease in selling, general and administrative costs of $7.2 million and a gradual increase in demand for our services after June 30, 2020.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures and plus/(minus) foreign currency losses/(gains). The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Facility. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(19,615)	$(53,044)	$(47,036)	$(344,264)
Interest expense, net	400	513	835	844
Income tax expense (benefit)	84	(130)	(179)	(294)
Depreciation and amortization	21,642	26,342	43,941	53,209
EBITDA	2,511	(26,319)	(2,439)	(290,505)
Non-cash compensation expenses	2,524	1,242	3,946	1,816
Nonrecurring severance expenses(1)	—	3,666	3,225	7,168
Non-cash loss on sale of assets or subsidiaries(2)	2,150	3,874	2,847	5,501
Nonrecurring transaction costs(3)	149	2,611	561	2,623
Lease abandonment costs(4)	222	868	326	1,821
Impairment of goodwill and trademark(4)	—	—	—	276,016
Impairment and abandonment of property and equipment(4)	—	4,726	—	7,910
Yard closure costs related to consolidating operations(4)	—	1,011	—	2,961
Foreign currency (gain) loss, net	(4)	(27)	(7)	19
Adjusted EBITDA	$7,552	$(8,348)	$8,459	$15,330
(1)	For the Current Period, these costs related to severance costs associated with our former CEO. For the Prior Quarter and Prior Period, these costs related to severance due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.
(2)	For all periods presented, the losses were primarily due to sales of real estate and underutilized or obsolete property and equipment.
(3)	For the Current Quarter and Current Period, these costs were primarily legal-related due diligence costs as well as costs related to certain acquired subsidiaries. For the Prior Quarter and Prior Period, these costs were primarily due to a legal accrual related to certain acquired subsidiaries.
(4)	For the Prior Quarter and Prior Period, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.

EBITDA was $2.5 million for the Current Quarter compared to ($26.3) million for the Prior Quarter. The $28.8 million increase in EBITDA was driven primarily by an increase of $17.6 million in gross profit, a $4.7 million decrease in impairment and abandonment of property and equipment, a $2.6 million legal accrual in the Prior Quarter related to certain acquired subsidiaries and a $1.8 million decrease in selling, general and administrative costs. Adjusted EBITDA was $7.6 million for the Current Quarter compared to ($8.3) million for the Prior Quarter. The $15.9 million increase is primarily attributable to the items discussed above.

EBITDA was ($2.4) million for the Current Period compared to ($290.5) million for the Prior Period. The $288.1 million increase in EBITDA was driven primarily by the $276.0 million in goodwill and trademark impairment costs in the Prior Period, $7.9 million in impairment and abandonment of property and equipment costs in the Prior Period and a $7.2 million decrease in selling, general and administrative costs partially offset by lower gross profit of $6.6 million. Adjusted EBITDA was $8.5 million for the Current Period compared to $15.3 million for the Prior Period. The $6.8 million decrease is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

The impacts of the COVID-19 pandemic on oil prices and the resulting sharp decline in U.S. onshore drilling and completion activity, and the uncertainty about the duration and extent of a recovery, have had a negative impact on our financial results. During 2020, we took and we continue to take actions to manage costs and cash, including but not limited to significantly reducing headcount from pre-COVID-19 pandemic levels, cutting salaries, closing operational yards, reducing capital expenditures, streamlining operational and back-office functions and selling excess equipment. During 2020, we also deferred $6.0 million of payroll tax payments in accordance with the CARES Act, which are required to be fully paid by December 31, 2022.

Our primary sources of liquidity are cash on hand, borrowing capacity under the Credit Agreement and cash flows from operations. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions, and when appropriate, repurchase shares of Class A Common Stock in the open market. Depending on market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of June 30, 2021, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of June 30, 2021, cash and cash equivalents totaled $143.7 million and we had approximately $113.2 million of available borrowing capacity under our Credit Agreement. As of June 30, 2021, the borrowing base under the Credit Agreement was $128.3 million, we had no outstanding borrowings and outstanding letters of credit totaling $15.1 million. As of August 2, 2021, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $130.1 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $114.5 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Net cash (used in) provided by operating activities	$(11,439)	$102,733	$(114,172)	(111.1)%
Net cash used in investing activities	(11,491)	(5,249)	(6,242)	(118.9)%
Net cash used in financing activities	(2,407)	(10,332)	7,925	76.7%
Subtotal	(25,337)	87,152
Effect of exchange rate changes on cash and cash equivalents	20	(13)	33	NM
Net (decrease) increase in cash and cash equivalents	$(25,317)	$87,139

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2021 and 2020

Operating Activities. Net cash used in operating activities was $11.4 million for the Current Period, compared to $102.7 million provided by operating activities in the Prior Period. The $114.2 million decrease is primarily due to $114.9 million lower cash from a non-recurrence of harvesting substantial working capital, as well as the current timing of collecting receivables connected with increasing revenue.

Investing Activities. Net cash used in investing activities was $11.5 million for the Current Period, compared to $5.2 million for the Prior Period. The $6.2 million increase in net cash used in investing activities was primarily due to a $5.9 million decrease in proceeds received from sales of property and equipment and a $3.3 million increase in investments partially offset by a $3.0 million reduction in purchases of property and equipment.

Financing Activities. Net cash used in financing activities was $2.4 million for the Current Period compared to $10.3 million for the Prior Period. The decrease in cash used in financing activities was primarily due to a $9.4 million decrease in repurchases of shares of Class A Common Stock during the Current Period compared to the Prior Period partially offset by a net $1.5 million increase in distributions to/contributions from noncontrolling interests in water-related services joint ventures.

Credit Agreement

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

We were in compliance with all debt covenants as of June 30, 2021.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to “Note 6—Leases” in our 2020 Form 10-K for operating lease obligations as of December 31, 2020 and “Note 7—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Credit Agreement as of June 30, 2021.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of June 30, 2021, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2021, we had no outstanding borrowings under our Credit Agreement. As of August 2, 2021, we had no outstanding borrowings and approximately $114.5 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below. The shares were repurchased to satisfy tax withholding obligations related to restricted stock previously awarded to certain of our current and former employees.

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
April 1, 2021 to April 30, 2021	—	$—
May 1, 2021 to May 31, 2021	55,898	$5.95
June 1, 2021 to June 30, 2021	—	$—
Total	55,898	$5.95

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

*10.1	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted EBITDA – under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: August 4, 2021	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: August 4, 2021	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer