Form 10-Q
period 2021-09-30
Select Energy Services, Inc.
filed 2021-11-03
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had 92,958,812 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	actions taken by the Biden Administration, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the United States (“U.S.”) and may adversely affect our future operations;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, which caused a sharp decline in economic activity in the U.S. and around the world, resulting in lower demand for oil and gas, to which our exploration and production (“E&P”) customers responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had, a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	our customers’ ability to complete and produce new wells;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;
●	the ability to source certain raw materials globally on a timely basis from economically advantaged sources; and
●	accidents, weather, natural disasters or other events affecting our business.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$107,413	$169,039
Accounts receivable trade, net of allowance for credit losses of $6,065 and $9,157, respectively	185,693	129,392
Accounts receivable, related parties	131	69
Inventories	37,967	33,384
Prepaid expenses and other current assets	25,052	19,621
Total current assets	356,256	351,505
Property and equipment	892,872	878,902
Accumulated depreciation	(549,725)	(528,537)
Total property and equipment, net	343,147	350,365
Right-of-use assets, net	47,806	52,331
Other intangible assets, net	111,192	116,079
Other long-term assets, net	9,731	5,079
Total assets	$868,132	$875,359
Liabilities and Equity
Current liabilities
Accounts payable	$26,655	$12,995
Accrued accounts payable	34,663	21,359
Accounts payable and accrued expenses, related parties	1,478	519
Accrued salaries and benefits	12,987	16,279
Accrued insurance	9,881	9,788
Sales tax payable	1,662	1,415
Accrued expenses and other current liabilities	10,571	12,077
Current operating lease liabilities	14,153	14,019
Current portion of finance lease obligations	190	307
Total current liabilities	112,240	88,758
Long-term operating lease liabilities	54,143	60,984
Other long-term liabilities	32,788	19,735
Total liabilities	199,171	169,477
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 92,056,219 shares issued and outstanding as of September 30, 2021; 350,000,000 shares authorized and 86,812,647 shares issued and outstanding as of December 31, 2020	921	868
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of September 30, 2021 and December 31, 2020	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	935,742	909,278
Accumulated deficit	(368,965)	(317,247)
Total stockholders’ equity	567,860	593,061
Noncontrolling interests	101,101	112,821
Total equity	668,961	705,882
Total liabilities and equity	$868,132	$875,359

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Water Services	$112,474	$54,516	$253,348	$259,834
Water Infrastructure	36,787	16,165	107,916	89,227
Oilfield Chemicals	55,372	30,561	148,228	122,705
Total revenue	204,633	101,242	509,492	471,766
Costs of revenue
Water Services	94,667	52,861	227,736	235,989
Water Infrastructure	28,494	12,816	81,130	74,500
Oilfield Chemicals	49,583	28,558	132,103	110,996
Other	—	30	—	37
Depreciation and amortization	22,904	23,877	65,572	75,567
Total costs of revenue	195,648	118,142	506,541	497,089
Gross profit (loss)	8,985	(16,900)	2,951	(25,323)
Operating expenses
Selling, general and administrative	22,044	15,955	57,828	58,902
Depreciation and amortization	562	685	1,835	2,204
Impairment of goodwill and trademark	—	—	—	276,016
Impairment and abandonment of property and equipment	—	—	—	7,910
Lease abandonment costs	154	672	480	2,493
Total operating expenses	22,760	17,312	60,143	347,525
Loss from operations	(13,775)	(34,212)	(57,192)	(372,848)
Other (expense) income
Gain (loss) on sales of property and equipment and divestitures, net	315	891	(1,921)	(1,727)
Interest expense, net	(419)	(789)	(1,254)	(1,633)
Foreign currency (loss) gain, net	(6)	13	1	(6)
Other expense, net	(222)	(2,364)	(956)	(4,805)
Loss before income tax benefit	(14,107)	(36,461)	(61,322)	(381,019)
Income tax benefit	32	201	211	495
Equity in losses of unconsolidated entities	(129)	—	(129)	—
Net loss	(14,204)	(36,260)	(61,240)	(380,524)
Less: net loss attributable to noncontrolling interests	2,160	5,719	9,522	59,823
Net loss attributable to Select Energy Services, Inc.	$(12,044)	$(30,541)	$(51,718)	$(320,701)

Net loss per share attributable to common stockholders (Note 15):
Class A—Basic	$(0.14)	$(0.36)	$(0.60)	$(3.76)
Class B—Basic	$—	$—	$—	$—

Net loss per share attributable to common stockholders (Note 15):
Class A—Diluted	$(0.14)	$(0.36)	$(0.60)	$(3.76)
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(14,204)	$(36,260)	$(61,240)	$(380,524)
Comprehensive loss	(14,204)	(36,260)	(61,240)	(380,524)
Less: comprehensive loss attributable to noncontrolling interests	2,160	5,719	9,522	59,823
Comprehensive loss attributable to Select Energy Services, Inc.	$(12,044)	$(30,541)	$(51,718)	$(320,701)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2021 and 2020

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	7,787	—	—	—	44	—	44	(1)	43
Equity-based compensation	—	—	—	—	5,290	—	5,290	958	6,248
Issuance of restricted shares	2,154,897	22	—	—	2,162	—	2,184	(2,185)	(1)
Other	738	—	—	—	5	—	5	—	5
Issuance of shares for acquisitions	3,600,000	36	—	—	20,627	—	20,663	(359)	20,304
Repurchase of common stock	(199,976)	(2)	—	—	(1,223)	—	(1,225)	19	(1,206)
Restricted shares forfeited	(319,874)	(3)	—	—	(332)	—	(335)	335	—
Noncontrolling interest in subsidiary	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	31	—	31	(31)	—
Net loss	—	—	—	—	—	(51,718)	(51,718)	(9,522)	(61,240)
Balance as of September 30, 2021	92,056,219	$921	16,221,101	$162	$935,742	$(368,965)	$567,860	$101,101	$668,961

	Class A		Class B
	Stockholders		Stockholders			Retained
		Class A		Class B	Additional	Earnings	Total
		Common		Common	Paid-In	(Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$937,177	$175,635	$1,112,812
ESPP shares issued	10,834	—	—	—	65	—	65	(6)	59
Equity-based compensation	—	—	—	—	3,419	—	3,419	639	4,058
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	1	(1)	—
Repurchase of common stock	(2,199,824)	(22)	—	—	(12,270)	—	(12,292)	1,416	(10,876)
Restricted shares forfeited	(358,521)	(4)	—	—	(527)	—	(531)	531	—
Noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(133)	(133)
NCI income tax adjustment	—	—	—	—	38	—	38	(38)	—
Net loss	—	—	—	—	—	(320,701)	(320,701)	(59,823)	(380,524)
Balance as of September 30, 2020	86,824,127	$868	16,221,101	$162	$907,832	$(299,264)	$609,598	$115,798	$725,396

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2021 and 2020

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2021	88,160,703	$882	16,221,101	$162	$912,872	$(356,921)	$556,995	$103,551	$660,546
ESPP shares issued	2,906	—	—	—	14	—	14	—	14
Equity-based compensation	—	—	—	—	1,957	—	1,957	345	2,302
Issuance of restricted shares	311,089	3	—	—	281	—	284	(285)	(1)
Issuance of shares for acquisitions	3,600,000	36	—	—	20,627	—	20,663	(359)	20,304
Restricted shares forfeited	(18,479)	—	—	—	(17)	—	(17)	17	—
NCI income tax adjustment	—	—	—	—	8	—	8	(8)	—
Net loss	—	—	—	—	—	(12,044)	(12,044)	(2,160)	(14,204)
Balance as of September 30, 2021	92,056,219	$921	16,221,101	$162	$935,742	$(368,965)	$567,860	$101,101	$668,961

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2020	86,883,049	$869	16,221,101	$162	$906,164	$(268,723)	$638,472	$121,165	$759,637
ESPP shares issued	3,194	—	—	—	17	—	17	(2)	15
Equity-based compensation	—	—	—	—	1,889	—	1,889	353	2,242
Repurchase of common stock	(43,923)	—	—	—	(249)	—	(249)	11	(238)
Restricted shares forfeited	(18,193)	(1)	—	—	(19)	—	(20)	20	—
NCI income tax adjustment	—	—	—	—	30	—	30	(30)	—
Net loss	—	—	—	—	—	(30,541)	(30,541)	(5,719)	(36,260)
Balance as of September 30, 2020	86,824,127	$868	16,221,101	$162	$907,832	$(299,264)	$609,598	$115,798	$725,396

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(61,240)	$(380,524)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	67,407	77,771
Net loss on disposal of property and equipment and divestitures	1,921	1,316
Equity in losses of unconsolidated entities	129	—
Bad debt (recovery) expense	(651)	6,108
Amortization of debt issuance costs	516	516
Inventory write-downs	139	787
Equity-based compensation	6,248	4,058
Impairment of goodwill and trademark	—	276,016
Impairment and abandonment of property and equipment	—	7,910
Loss on divestitures	—	411
Unrealized loss (gain) on short-term investment	1,406	(189)
Other operating items, net	(309)	347
Changes in operating assets and liabilities
Accounts receivable	(32,509)	171,700
Prepaid expenses and other assets	(10,284)	11,761
Accounts payable and accrued liabilities	13,331	(58,160)
Net cash (used in) provided by operating activities	(13,896)	119,828
Cash flows from investing activities
Proceeds received from divestitures	—	197
Purchase of property and equipment	(29,925)	(19,100)
Investment in note receivable	(1,101)	—
Purchase of equity method investments	(2,200)	—
Distribution from cost method investment	120	—
Acquisitions, net of cash received	(18,644)	—
Proceeds received from sales of property and equipment	6,491	15,854
Net cash used in investing activities	(45,259)	(3,049)
Cash flows from financing activities
Payments of finance lease obligations	(238)	(189)
Proceeds from share issuance	43	59
(Distributions to) contributions from noncontrolling interests	(1,074)	383
Repurchase of common stock	(1,206)	(10,876)
Net cash used in financing activities	(2,475)	(10,623)
Effect of exchange rate changes on cash	4	14
Net (decrease) increase in cash and cash equivalents	(61,626)	106,170
Cash and cash equivalents, beginning of period	169,039	79,268
Cash and cash equivalents, end of period	$107,413	$185,438
Supplemental cash flow disclosure:
Cash paid for interest	$1,108	$1,413
Cash (refunds received) paid for income taxes, net	$(927)	$544
Supplemental disclosure of noncash operating activities:
Noncash settlement of accounts receivable	$—	$1,578
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$20,304	$—
Capital expenditures included in accounts payable and accrued liabilities	$8,433	$2,061
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$—	$367

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

Class A and Class B Common Stock:  As of September 30, 2021, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and nine months ended September 30, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2020 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on February 24, 2021, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year, in part due to the COVID-19 pandemic and continued progress in the distribution and uptake of remedies such as vaccines, as well as to large variations in oil and natural gas prices during the year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of September 30, 2021, the Company had two equity-method investments and one cost-method investment. The Company also had one investment in notes receivable accounted for using the amortized cost basis and one investment in publicly traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			(in thousands)
Type of Investment	attained	Accounting method	Balance Sheet Location	September 30, 2021	December 31, 2020
20% minority interest	2011	Cost-method	Other long-term assets, net	$180	$300
Notes receivable	2020	Amortized cost basis	Other long-term assets, net	4,361	3,037
33% minority interest	2021	Equity-method	Other long-term assets, net	1,871	—
45% minority interest	2021	Equity-method	Other long-term assets, net	200	—
Publicly traded securities	2020	Fair value option	Prepaid expenses and other current assets	1,717	3,377

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals. See “Note 16—Segment Information” for additional information.

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

The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities supplying logistics for chemical applications. We develop, manufacture and apply a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt has been incurred when a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. While credit losses have improved in the Current Period relative to the Prior Period as market conditions have recovered, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The change in the allowance for credit losses is as follows:

Nine months ended September 30, 2021
(in thousands)
Balance at December 31, 2020	$9,157
Increase to allowance based on a percentage of revenue	965
Adjustment based on aged receivable analysis	(1,445)
Charge-offs	(2,614)
Recoveries	2
Balance at September 30, 2021	$6,065

The Company also has a $4.4 million note receivable resulting from an initial investment in the fourth quarter of 2020 and additional investment in the Current Period, with no allowance for credit losses as of September 30, 2021. See “Note 12—Related-Party Transactions” for additional information.

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2021
(in thousands)
Balance at December 31, 2020	$999
Accretion expense, included in depreciation and amortization expense	105
Acquired ARO's	10,410
Disposals	(188)
Payments	(378)
Balance at September 30, 2021	$10,948

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$113	$67	$239	$279
Sublease income	Lease abandonment costs and Costs of revenue	262	355	736	1,091

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During the Prior Period, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) plan and the suspension continued into the first half of 2021. Effective July 1, 2021, the Company reinstated matching contributions of 50% of employee contributions, up to 4% of compensation. The Company incurred $0.1 million of match expense in both the Current Quarter and Current Period.

Payroll Tax Deferral: In 2020, the Company utilized the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and has deferred the payment of $6.0 million of payroll taxes as of December 31, 2020. The amounts deferred in 2020 must be repaid half by December 31, 2021, and half by December 31, 2022. The deferral is split evenly between accrued salaries and benefits and other long-term liabilities on the accompanying consolidated balance sheets as of September 30, 2021.

Severance: During the Current Period, the Company incurred $3.2 million of severance in connection with the termination of its former chief executive officer, which was paid in full during the first quarter of 2021. During the Prior Period, the Company incurred severance in connection with layoffs resulting from the downturn in the energy industry due in part to the COVID-19 pandemic. A summary of severance costs for the Current Quarter, Prior Quarter, Current Period and Prior Period are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)

Severance
Costs of revenue - Water services	$—	$—	$—	$2,929
Costs of revenue - Water infrastructure	—	—	—	452
Costs of revenue - Oilfield chemicals	—	—	—	626
Selling, general and administrative	—	—	3,225	3,161
Total severance expense	$—	$—	$3,225	$7,168

NOTE 3—ACQUISITIONS

Business combinations

Complete Energy Services Acquisition

On July 9, 2021, the Company completed the acquisition (the “Complete Acquisition”) of Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for total consideration of $34.5 million based on the closing price of the Company’s shares of Class A Common Stock on July 9, 2021. Consideration transferred consisted of 3.6 million shares of Class A Common Stock and $14.2 million in cash. The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of Complete, including working capital, and is subject to standard post-closing adjustments. Superior retained certain non-core and non-water-related assets that were part of Complete as part of the transaction. This acquisition expands the Company’s water-related services and infrastructure footprint and strengthens the geographic footprint, particularly in the Mid-Continent, Permian and Rockies, while adding new geographic breadth through a market leading position in the Powder River Basin.

The Complete Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the inventory and property and equipment acquired, current liabilities and long-term liabilities are preliminary and have not been finalized as of September 30, 2021. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (3,600,000 shares)	$20,304
Cash paid	14,180
Total consideration transferred	34,484

Less: identifiable assets acquired and liabilities assumed
Working capital	15,931
Property and equipment	27,027
Right-of-use assets	3,331
Other long-term assets	23
Long-term ARO	(9,800)
Long-term lease liabilities	(2,028)
Total identifiable net assets acquired	34,484
Fair value allocated to net assets acquired	$34,484

UltRecovery Acquisition

On August 2, 2021, the Company acquired UltRecovery, a provider of sustainable production enhancement applications focused on existing conventional and unconventional oil and gas wells. The Company paid consideration of $2.5 million at closing, and the selling shareholders may earn contingent consideration in the form of an earn-out. The estimated liability of the earn-out is $1.1 million and the maximum earn-out is $1.6 million, dependent on revenue generated in the first and second 12-month periods following the acquisition, beginning on October 1, 2021.

The UltRecovery acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory, property and equipment and intellectual property acquired have not been finalized as of September 30, 2021. The assets acquired are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred and estimated earn-out liability	(in thousands)
Cash paid	$2,500
Estimated earn-out liability assumed	1,058
Total purchase price	3,558
Less: identifiable assets acquired
Inventory	13
Property and equipment	514
Patents and other intellectual property	3,031
Total identifiable net assets acquired	3,558
Fair value allocated to net assets acquired	$3,558

NOTE 4—REVENUE

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of September 30, 2021, the Company had six contracts in place for these segments lasting over one year. The Company has recorded an $8.2 million contract liability associated with one of the six long-term contracts as of September 30, 2021, recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2021, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $8.1 million, $3.5 million $21.0 million and $23.3 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2021, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Geographic Region
Permian Basin	$93,976	$38,804	$248,535	$213,440
Eagle Ford	27,827	10,089	73,181	56,425
Haynesville/E. Texas	18,404	21,096	53,972	54,819
Marcellus/Utica	17,956	11,021	42,874	44,111
Rockies	25,412	4,488	44,630	30,284
Mid-Continent	18,925	11,579	36,928	44,277
Bakken	3,209	4,938	13,976	30,040
Eliminations and other regions	(1,076)	(773)	(4,604)	(1,630)
Total	$204,633	$101,242	$509,492	$471,766

In the Water Services segment, the top four revenue-producing regions are the Permian Basin, Eagle Ford, Marcellus/Utica and Rockies, which collectively comprised 85%, 73%, 86% and 79% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Bakken, which collectively comprised 92%, 96%, 95% and 97% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and Mid-Continent, which collectively comprised 81%, 96%, 84% and 86% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of blended chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$19,597	$16,701
Finished goods	17,993	16,683
Consumables	377	—
Total	$37,967	$33,384

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded charges to the reserve for excess and obsolete inventory for $0.1 million, $0.2 million, $0.1 million and $0.8 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.9 million as of September 30, 2021 and December 31, 2020. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$597,151	$596,441
Buildings and leasehold improvements	100,060	93,236
Pipelines	72,829	72,458
Disposal wells	47,711	48,097
Vehicles and equipment	28,717	30,975
Land	15,210	13,497
Computer equipment and software	5,527	7,127
Office furniture and equipment	887	892
Machinery and equipment - finance lease	544	537
Vehicles and equipment - finance lease	371	475
Computer equipment and software - finance lease	412	356
Construction in progress	23,453	14,811
	892,872	878,902
Less accumulated depreciation(1)	(549,725)	(528,537)
Total property and equipment, net	$343,147	$350,365
(1)	Includes $1.1 million of accumulated depreciation related to finance leases as of both September 30, 2021 and December 31, 2020.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7—Goodwill and Other Intangible Assets” is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Category
Depreciation expense from property and equipment	$20,612	$21,449	$59,216	$68,720
Amortization expense from finance leases	64	123	167	239
Amortization expense from intangible assets	2,686	2,960	7,919	8,939
Accretion expense from asset retirement obligations	104	30	105	(127)
Total depreciation and amortization	$23,466	$24,562	$67,407	$77,771

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the Prior Period, the Company determined that certain equipment was obsolete, and recorded the following impairment charges:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Impairment and abandonment of property and equipment
Water Services	$—	$—	$—	$3,894
Water Infrastructure	—	—	—	4,016
Total impairment and abandonment of property and equipment	$—	$—	$—	$7,910

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see “Note 11—Fair Value Measurement”). During the first quarter of 2020, the Company had triggering events related to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile and challenging market environment as of March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments totaling $266.9 million.

The components of other intangible assets, net as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Impairment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(36,103)	$80,451	$116,554	$—	$(29,302)	$87,252
Patents and other intellectual property	12,772	(3,966)	8,806	9,741	—	(3,166)	6,575
Other	7,234	(6,690)	544	7,234	—	(6,373)	861
Total definite-lived	136,560	(46,759)	89,801	133,529	—	(38,841)	94,688
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Trademarks	14,360	—	14,360	23,442	(9,082)	—	14,360
Total indefinite-lived	21,391	—	21,391	30,473	(9,082)	—	21,391

Total other intangible assets, net	$157,951	$(46,759)	$111,192	$164,002	$(9,082)	$(38,841)	$116,079

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

The weighted-average amortization period for customer relationships, patents and other intellectual property, and other definite-lived assets was 8.9 years, 6.7 years, and 2.3 years, respectively, as of September 30, 2021. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2021	$2,720
Year ending December 31, 2022	10,666
Year ending December 31, 2023	10,594
Year ending December 31, 2024	10,525
Year ending December 31, 2025	10,362
Thereafter	44,934
Total	$89,801

NOTE 8—DEBT

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

Level	Average Excess Availability	Base Rate Margin	Eurocurrency Rate Margin

I	< 33.33% of the commitments	1.00%	2.00%
II	< 66.67% of the commitments and ≥ 33.33% of the commitments	0.75%	1.75%
III	≥ 66.67% of the commitments	0.50%	1.50%

Level	Average Revolver Usage	Unused Line Fee Percentage

I	≥ 50% of the commitments	0.250%
II	< 50% of the commitments	0.375%

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See “Note 12—Related-Party Transactions—Tax Receivable Agreements” for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the borrowing base under the Credit Agreement was $140.4 million and $96.4 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million as of both September 30, 2021 and December 31, 2020. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $124.8 million as of September 30, 2021.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, were $0.7 million and $1.3 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.2 million, $0.2 million, $0.5 million and $0.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2021.

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

NOTE 10—EQUITY-BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the private placement of 16,100,000 shares of the Company’s Class A Common Stock on December 20, 2016 (the “Select 144A Offering”), the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. On May 8, 2020, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares of the Company’s Class A Common Stock that may be issued under the 2016 Plan by 4,000,000 shares and to make certain other administrative changes. The 2016 Plan includes share recycling provisions that allow shares subject to an award that expires or is cancelled, forfeited or otherwise terminated without actual delivery of the underlying shares of Class A Common Stock to be considered not delivered and thus available to be granted as new awards under the 2016 Plan.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.8 million shares available to be issued as of September 30, 2021. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock option awards

Stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The expected life of the options was based on the vesting period and term of the options awarded, which is ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2021
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,519,159	$16.11	3.3	$—
Expired	(1,413,194)	14.89
Ending balance, outstanding	2,105,965	$16.93	4.6	$—
Ending balance, exercisable	2,105,965	$16.93	4.6	$—
Nonvested at September 30, 2021	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $5.19 and $4.10 as of September 30, 2021 and December 31, 2020, respectively.

The Company recognized no compensation expense related to stock options during the Current Quarter, a nominal amount of compensation expense during the Prior Quarter and the Current Period and $0.2 million of compensation expense in the Prior Period. As of September 30, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.4 million, $2.1 million, $5.4 million and $5.8 million related to the restricted stock awards for the Current Quarter, Prior Quarter,

Current Period and Prior Period, respectively. As of September 30, 2021, there was $13.2 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2021
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested at December 31, 2020	2,003,072	$6.97
Granted	2,154,897	7.02
Vested	(693,582)	7.92
Forfeited	(319,874)	6.41
Nonvested at September 30, 2021	3,144,513	$6.85

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

The target number of shares of Class A Common Stock subject to each PSU granted in 2018 and 2019 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2022 for the 2019 PSU grants, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

All PSUs granted in 2018 did not achieve the performance-based vesting conditions and were forfeited. Also, during 2020, the Company revised the estimates for the PSUs granted in 2019, which are not expected to achieve the performance-based vesting conditions.

During 2020 and 2021, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2020 through December 31, 2022 or January 1, 2021 through December 31, 2023. During the Current Period, the Company also approved grants of PSUs subject to both performance-based and service-based vesting conditions based on adjusted earnings before taxes and depreciation (“Adjusted EBITDA”) as defined in the agreement.

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

The fair value on the date the PSUs were granted during 2021, 2020, and 2019 was $4.7 million, $4.4 million, $7.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized a credit to compensation expense of $0.1 million, compensation expense of $0.2 million and $0.8 million, and a credit to compensation expense of $2.0 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2021, the unrecognized compensation cost related to our unvested PSUs is estimated to be $3.0 million and is expected to be recognized over a weighted-average period of 1.9 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of September 30, 2021:

Performance Share Units
Nonvested as of December 31, 2020	1,763,909
Target shares granted	689,551
Target shares forfeited	(247,856)
Target shares outstanding as of September 30, 2021	2,205,604

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

The following table summarizes ESPP activity (in thousands, except shares):

For the nine months ended
September 30, 2021
Cash received for shares issued	$43
Shares issued	7,787

Share Repurchases

During the Prior Quarter, the Company repurchased 43,923 shares in connection with employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 199,976 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $1.2 million and a decrease to Class A Common Stock of approximately $2,000. During the Prior Period, the Company repurchased 1,989,440 shares in the open market and repurchased 210,384 shares in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2021 or the year ended December 31, 2020.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2021:

			Fair Value
			Measurements Using			Carrying
	Frequency	Measurement Date	Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)

Nine months ended September 30, 2021
Investments	Recurring	March 31	$1,546	$—	$—	$1,546	$—
Investments	Recurring	June 30	2,208	—	—	2,208	—
Investments	Recurring	September 30	1,717	—	—	1,717	—
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2021 and December 31, 2020, due to the short-term nature of these instruments. The Company did not have any bank debt as of September 30, 2021 or December 31, 2020. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the Prior Quarter, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. All securities received in the exchange are now publicly traded and free of restrictions. The Company sold a portion of these securities for $0.3 million and recorded a nominal realized gain during the Current Quarter recognized within other income (expense), net on the accompanying consolidated statements of operations. The Company uses the fair value option to account for its remaining investment with the fair value derived from quoted active market pricing of the unrestricted, publicly traded equity. The Company chose the fair value option because it represents the period-end value of the securities, which the Company has the ability to sell. The Company recorded a $0.2 million and $1.4 million unrealized loss on the securities during the Current Quarter and Current Period, respectively, based on the value of the equity as of September 30, 2021, recognized within other income (expense), net on the accompanying consolidated statements of operations. The $1.7 million of remaining common stock and related securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of September 30, 2021.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $1.5 million. These purchases consisted of $1.7 million relating to the rental of certain equipment or other services used in operations and a credit of $0.2 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $0.5 million. These purchases consisted of $0.4 million relating to the rental of certain equipment or other services used in operations, $0.1 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $0.8 million and purchases from related-party vendors were $5.0 million. These purchases consisted of $4.1 million relating to the rental of certain equipment or other services used in operations, $0.7 million relating to management, consulting and other services and $0.2 million related to purchases of property and equipment.

During the Prior Period, sales to related parties were $2.7 million and purchases from related-party vendors were $6.2 million. These purchases consisted of $5.5 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to purchases of property and equipment, $0.3 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

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

The second of the Tax Receivable Agreements, which the Company entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement.

The Company has not recognized a liability associated with the Tax Receivable Agreements as of September 30, 2021 or December 31, 2020.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Current income tax expense (benefit)	$63	$(157)	$(122)	$(836)
Deferred income tax (benefit) expense	(95)	(44)	(89)	341
Total income tax benefit	$(32)	$(201)	$(211)	$(495)
Effective Tax Rate	0.2%	0.6%	0.3%	0.1%

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.5 million during the Prior Period, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,040	$2,002
Noncontrolling interests attributable to holders of Class B Common Stock	100,061	110,819
Total noncontrolling interests	$101,101	$112,821

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

	Nine months ended September 30,
	2021	2020

	(in thousands)
Net loss attributable to Select Energy Services, Inc.	$(51,718)	$(320,701)
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of issuing shares for a business combination	359	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,850	1,891
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	—	1
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(19)	(1,416)
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	1	6
Change to equity from net loss attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(49,527)	$(320,219)

NOTE 15—LOSS PER SHARE

Loss per share is based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,105,965, 3,536,778, 2,105,965 and 3,536,778 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(14,204)			$(36,260)
Net loss attributable to noncontrolling interests	2,160			5,719
Net loss attributable to Select Energy Services, Inc. — basic	$(12,044)	$(12,044)	$—	$(30,541)	$(30,541)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(12,044)	$(12,044)	$—	$(30,541)	$(30,541)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		88,596,736	16,221,101		84,794,286	16,221,101
Weighted-average shares of common stock outstanding — diluted		88,596,736	16,221,101		84,794,286	16,221,101
Loss per share:
Basic		$(0.14)	$—		$(0.36)	$—
Diluted		$(0.14)	$—		$(0.36)	$—

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(61,240)			$(380,524)
Net loss attributable to noncontrolling interests	9,522			59,823
Net loss attributable to Select Energy Services, Inc. — basic	$(51,718)	$(51,718)	$—	(320,701)	$(320,701)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(51,718)	$(51,718)	$—	$(320,701)	$(320,701)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		86,290,886	16,221,101		85,276,951	16,221,101
Weighted-average shares of common stock outstanding — diluted		86,290,886	16,221,101		85,276,951	16,221,101
Loss per share:
Basic		$(0.60)	$—		$(3.76)	$—
Diluted		$(0.60)	$—		$(3.76)	$—

NOTE 16—SEGMENT INFORMATION

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

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities supplying logistics for chemical applications. We develop, manufacture and apply a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$113,564	$(1,622)	$13,698	$7,847
Water Infrastructure	36,787	(544)	6,860	8,578
Oilfield Chemicals	55,538	(39)	2,346	2,066
Other	—	(2)	—	378
Eliminations	(1,256)	—	—	—
Loss from operations		(2,207)
Corporate	—	(11,568)	562	—
Interest expense, net	—	(419)	—	—
Other income, net	—	87	—	—
	$204,633	$(14,107)	$23,466	$18,869

	For the three months ended September 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$54,665	$(18,682)	$14,888	$332
Water Infrastructure	16,255	(4,843)	6,556	149
Oilfield Chemicals	31,064	(2,951)	2,433	1,796
Other	—	(21)	—	1
Eliminations	(742)	—	—	—
Loss from operations		(26,497)
Corporate	—	(7,715)	685	—
Interest expense, net	—	(789)	—	—
Other expense, net	—	(1,460)	—	—
	$101,242	$(36,461)	$24,562	$2,278

	For the nine months ended September 30, 2021
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$257,511	$(24,834)	$39,091	$10,820
Water Infrastructure	107,922	228	19,561	18,160
Oilfield Chemicals	148,817	(291)	6,920	3,266
Other	—	(18)	—	379
Eliminations	(4,758)	—	—	—
Loss from operations		(24,915)
Corporate	—	(32,277)	1,835	—
Interest expense, net	—	(1,254)	—	—
Other expense, net	—	(2,876)	—	—
	$509,492	$(61,322)	$67,407	$32,625

	For the nine months ended September 30, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$260,907	$(237,100)	$47,924	$1,551
Water Infrastructure	89,578	(97,957)	20,608	2,512
Oilfield Chemicals	123,266	(13,063)	7,035	6,300
Other	—	(34)	—	326
Eliminations	(1,985)	—	—	—
Loss from operations		(348,154)
Corporate	—	(24,694)	2,204	—
Interest expense, net	—	(1,633)	—	—
Other expense, net	—	(6,538)	—	—
	$471,766	$(381,019)	$77,771	$10,689

Total assets by segment as of September 30, 2021 and December 31, 2020, is as follows:

	As of	As of
	September 30, 2021	December 31, 2020

	(in thousands)
Water Services	$483,854	$515,856
Water Infrastructure	207,192	204,995
Oilfield Chemicals	169,240	147,612
Other	7,846	6,896
	$868,132	$875,359

NOTE 17—SUBSEQUENT EVENTS

On October 1, 2021, the Company completed the acquisition of substantially all of the assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”) for total consideration of $19.9 million, consisting of $15.2 million in cash, 902,593 shares of the Company’s Class A Common Stock based on the closing price of the Company’s shares of Class A Common Stock of $5.19 per share on September 30, 2021, and certain assumed liabilities. The preliminary acquisition price is subject to standard post-closing working capital adjustments. The assets and operations acquired will be integrated into the Company’s Water Services and Water Infrastructure segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021 (our “2020 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2020 Form 10-K, under the heading “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and this Quarterly Report. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and nine months ended September 30, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2020 (the “Prior Quarter” and the “Prior Period”, respectively).

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

Environmental Consciousness

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

We are one of the few large public oilfield services companies whose primary focus is on the management of water and water logistics in the oil and gas industry. Accordingly, the importance of responsibly managing water resources through both our operations and recycling efforts to help conserve water and protect the environment is paramount to our continued success. We view our unique position as an opportunity to transform water management by leveraging our oilfield chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. As for management of water logistics, our Company was founded with a focus on water transfer through temporary and permanent pipeline, which substantially reduces the industry’s use of traditional trucking services for water transfer operations, thereby significantly reducing emissions generated by semi-trucks moving water and reducing the level of truck traffic on the roads in the areas in which we operate. We estimate that we eliminate over 3,800 truckloads that would have been necessary to deliver water during a single well completion job using our temporary and permanent pipeline. In 2020 alone, we estimate Select Inc. reduced CO2 emissions by more than 48,000 metric tons by displacing 1.6 million truckloads from the roads. We also work diligently to implement “green” initiatives when possible that reduce our environmental footprint. For example, we continue to reduce emissions through efficiency gains from our investments in automation technology and are deploying specialized flowback and production technology dedicated to capturing and reducing methane emissions on-site. Additionally, we already deploy solar panels on the majority of our automation fleet, and we continue to look for ways to replace diesel with natural gas, electric or solar-powered solutions.

Separate from our water solutions business, our oilfield chemicals business utilizes environmentally conscious chemistry when possible, such as using non-detectable solvents, replacing nonylphenol ethoxylates with alcohol ethoxylates, and replacing crude oil-derived raw materials with cleaner, natural gas derived materials. The chemistries we have developed allow for extended use of produced water and the reuse of produced water without the need for extensive reconditioning measures. We have made significant changes in our operations to improve our water management and chemical solutions to support environmental protection, and while we are proud of what we have accomplished, we are constantly striving to improve in these areas. We regularly interact with local, state, and federal governments in order to promote compliance with applicable laws and regulations, and we aim to develop partnerships with officials to enhance the responsible use of natural resources as unconventional oil and gas development matures.

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

Recent Developments

The recent Complete Acquisition strengthened our financial results in the Current Quarter, as well as, we believe, our competitive positioning in the water solutions market. This acquisition expanded our geographic footprint, most notably into the Powder River Basin, provided access to additional customer relationships and employee expertise, and opportunities to expand our growing water recycling business into new areas.

Subsequent to the end of the quarter, we acquired substantially all of the assets of Agua Libre, as well as Basic Energy Services Inc.’s U.S. water-related logistics assets outside the state of California. We believe, but cannot be certain, that the benefits of this acquisition will be accretive to our financial results.

The ongoing effects of the COVID-19 pandemic on our operations have had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the Current Period, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity all fully rebound. While we have seen activity improve considerably since the low point experienced in 2020, there remains uncertainty, but global inventories have rapidly normalized with continued demand growth. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the recent elevated volatility in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate its impact on our business, financial condition or near- or longer-term financial or operational results with certainty. In this environment, the Company has planned for a range of scenarios and has taken a number of actions to decrease operating and capital expenses, and defer other expenses in accordance with the provisions of the CARES Act. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

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

As a result of reduced oil inventories driven by economic recovery and oil demand growth in much of the world, oil and gas prices improved notably in the Current Quarter. During the Current Quarter, the average spot price of West Texas Intermediate crude oil was $70.62 versus an average price of $40.89 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $4.36 versus an average of $2.00 for the Prior Quarter. These price levels are supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have demonstrated their resolve to manage their capital spending to within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, has greatly improved over the Current Period.

Outside of the macroeconomic challenges, from an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. For example, while we believe leading-edge lateral lengths and proppant use are plateauing, the average operator continues to catch up to this leading edge. The continued trend towards multi-well pad development, executed within a limited time frame, has increased the overall complexity of well completions, while increasing fracturing efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and, therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

This multi-well pad development, combined with recent upstream acreage consolidation and the emerging trends around the reuse applications of produced water, particularly in the Permian Basin, however, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells.

The trend of increased use of produced water will require additional chemical treatment solutions, and we have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. Our FluidMatch™ design solutions enable our customers to economically use these alternative sources to optimize their fluid systems by providing water profiling and fluid assessment services working towards real time. With our water treatment capabilities, our Well Chemical Services team and our knowledge base within our Oilfield Chemicals segment, we are well-positioned to advance these solutions. This trend also supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions that are able to economically compete with alternative historical solutions. Ultimately, we intend to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas, and we are working to further commercialize our services in other industrial businesses.

Permian Basin and Rockies Recycling Facility Projects

In the first half of 2021, we were awarded contracts underwriting the construction of three new produced water recycling facilities serving key customers in the Permian Basin, with two located in the Midland Basin and one located in the Delaware Basin. Once completed, these state-of-the-art facilities will allow us to leverage our expertise in fracturing chemistry and fluid optimization and provide customers with sustainable recycling solutions that deliver a consistent water quality standard for use in completion activities, thereby decreasing both fresh water usage and waste disposal. We also signed a multi-year agreement with a large customer in the Rockies with a dedicated pipeline from its property to our water treatment facility. We will receive, treat and recycle water and have the ability to dispose excess water for this customer. The facility will have a throughput capacity to receive and treat 15,000 barrels per day with the ability to upgrade to 30,000 barrels per day. This agreement includes a minimum volume commitment and operations are expected to commence early in the fourth quarter.

In support of this growing Permian water infrastructure network, we also acquired infrastructure from an existing customer with one million barrels of storage capacity and are in the process of upgrading our previously announced Midland Basin produced water recycling facility to meet additional commercial demand from customers adjacent to the facility. We commenced construction on the two new Midland Basin fixed infrastructure produced water recycling facilities during the second quarter of 2021. Both projects are supported by long-term contracts with private operators in the Midland Basin for the purchase and delivery of recycled produced water. Each facility will support the recycling of up to 40,000 barrels of water per day while providing approximately 1.3 million barrels of adjacent recycled water storage capacity. Operations commenced at the end of the Current Quarter for one of the two projects with operations for the other project expected to commence during October 2021.

Additionally, we expanded our previously announced Midland Basin produced water recycling facility serving Martin and Midland Counties, Texas and installed a bi-directional pipeline infrastructure to connect the facility to nearby operators to meet increasing demand from our anchor customer as well as from nearby third-party operators. These upgrades are expected to increase the throughput capacity of the facility by 30% to 65,000 barrels of produced water per day and increase the nearby recycled water storage capacity by 40% to 2.7 million barrels. The new pipeline is capable of transporting approximately 58,000 barrels of water per day to and from the facility. These upgrades were completed and became operational at the end of the Current Quarter, and are expected to be accretive financially given the existing infrastructure already in place.

We also completed construction and commenced operations on a third facility during the Current Quarter, which is a centralized produced water recycling facility for a major integrated operator in the Delaware Basin. This facility is designed to recycle up to 30,000 barrels of produced water per day and will be supported by one million barrels of adjacent recycled water storage capacity.

These projects supplement our sizable existing footprint of water storage, distribution and recycling infrastructure in the Permian Basin and represent our entry with recycling solutions into the Rockies. In aggregate, we expect to spend approximately $9.5 million to construct the three new recycling facilities, to purchase the existing storage infrastructure, and to upgrade the existing produced water treatment facilities in the Midland Basin. Once fully operational, these projects will bring our total centralized produced water recycling capacity in the Permian Basin to approximately 375,000 barrels of water per day, which is supplemented by our mobile recycling technologies and capabilities that are currently supporting nearly 150,000 barrels per day of active produced water recycling projects.

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
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities supplying logistics for chemical applications. We develop, manufacture and apply a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $74.2 million, $44.8 million, $191.8 million and $193.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $43.0 million, $33.5 million, $113.6 million and $122.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $15.8 million, $5.9 million, $39.8 million and $28.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affects the pricing and demand for our services and, therefore, our results of operations.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $55.3 million, $25.2 million, $145.8 million and $115.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising raw materials prices during the Current Period had a negative impact on our Oilfield Chemicals margins, prior to our expectation of passing these increased costs on to our customers.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as

EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Agreement. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Complete Energy Services Acquisition

On July 9, 2021, the Company acquired Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. Our historical financial statements for periods prior to July 9, 2021 do not include the results of operations of Complete.

UltRecovery Acquisition

On August 2, 2021, the Company acquired UltRecovery, a provider of sustainable production enhancement applications focused on existing conventional and unconventional oil and gas wells. Our historical financial statements for periods prior to August 2, 2021 do not include the results of operations of UltRecovery.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$112,474	$54,516	$57,958	106.3%
Water Infrastructure	36,787	16,165	20,622	127.6%
Oilfield Chemicals	55,372	30,561	24,811	81.2%
Total revenue	204,633	101,242	103,391	102.1%

Costs of revenue
Water Services	94,667	52,861	41,806	79.1%
Water Infrastructure	28,494	12,816	15,678	122.3%
Oilfield Chemicals	49,583	28,558	21,025	73.6%
Other	—	30	(30)	NM
Depreciation and amortization	22,904	23,877	(973)	(4.1)%
Total costs of revenue	195,648	118,142	77,506	65.6%
Gross profit (loss)	8,985	(16,900)	25,885	153.2%

Operating expenses
Selling, general and administrative	22,044	15,955	6,089	38.2%
Depreciation and amortization	562	685	(123)	(18.0)%
Lease abandonment costs	154	672	(518)	NM
Total operating expenses	22,760	17,312	5,448	31.5%
Loss from operations	(13,775)	(34,212)	20,437	59.7%

Other (expense) income
Gain on sales of property and equipment and divestitures, net	315	891	(576)	(64.6)%
Interest expense, net	(419)	(789)	370	(46.9)%
Foreign currency (loss) gain, net	(6)	13	(19)	NM
Other expense, net	(222)	(2,364)	2,142	NM
Loss before income tax benefit	(14,107)	(36,461)	22,354	61.3%
Income tax benefit	32	201	(169)	NM
Equity in losses of unconsolidated entities	(129)	—	(129)	NM
Net loss	$(14,204)	$(36,260)	$22,056	60.8%

Revenue

Our revenue increased $103.4 million, or 102.1%, to $204.6 million for the Current Quarter compared to $101.2 million for the Prior Quarter. This increase was composed of a $58.0 million increase in Water Services revenue, a $20.6 million increase in Water Infrastructure revenue and a $24.8 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. Included in the increases in Water Services and Water Infrastructure were revenue contributions from Complete, acquired on July 9, 2021. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield

Chemicals constituted 55.0%, 18.0% and 27.1% of our total revenue, respectively, compared to 53.8%, 16.0% and 30.2%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $58.0 million, or 106.3%, to $112.5 million for the Current Quarter compared to $54.5 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. The increase was also impacted by incremental revenue contributed by Complete.

Water Infrastructure. Revenue increased by $20.6 million, or 127.6%, to $36.8 million for the Current Quarter compared to $16.2 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. The increase was also modestly impacted by incremental revenue contributed by Complete.

Oilfield Chemicals. Revenue increased $24.8 million, or 81.2%, to $55.4 million for the Current Quarter compared to $30.6 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic.

Costs of Revenue

Costs of revenue increased $77.5 million, or 65.6%, to $195.6 million for the Current Quarter compared to $118.1 million for the Prior Quarter. The increase was primarily composed of a $41.8 million increase in Water Services costs, a $15.7 million increase in Water Infrastructure costs, and a $21.0 million increase in Oilfield Chemicals costs due to supporting higher revenue producing activity discussed above.

Water Services. Costs of revenue increased $41.8 million, or 79.1%, to $94.7 million for the Current Quarter compared to $52.9 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 97.0% to 84.2% due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic.

Water Infrastructure. Costs of revenue increased $15.7 million, or 122.3%, to $28.5 million for the Current Quarter compared to $12.8 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 79.3% to 77.5% primarily due to a higher relative contribution from high-margin pipeline revenue.

Oilfield Chemicals. Costs of revenue increased $21.0 million, or 73.6%, to $49.6 million for the Current Quarter compared to $28.6 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 93.4% to 89.5% primarily due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 4.1%, to $22.9 million for the Current Quarter compared to $23.9 million for the Prior Quarter, primarily due to a lower fixed asset base.

Gross Profit (Loss)

Gross profit was $9.0 million for the Current Quarter compared to a gross loss of $16.9 million for the Prior Quarter primarily due to higher revenue in all three segments resulting from increased activity levels. Gross profit increased by $16.2 million, $4.9 million and $3.8 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Also impacting the increase in gross profit was a $1.0 million decrease in depreciation and amortization expense. Gross margin as a percent of revenue was 4.4% and (16.7%) in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million, or 38.2%, to $22.0 million for the Current Quarter compared to $16.0 million for the Prior Quarter. The increase was primarily due to a $2.4 million contribution from Complete. Excluding Complete, this was also impacted by $2.1 million higher legal and professional services in connection with work on realized and considered transactions, $0.9 million higher wages and associated payroll taxes, $0.5 million higher subscription costs, increases of $0.4 million in travel, meals and entertainment costs, $0.4 million in higher information technology costs, and $1.0 million from a combination of other expenses. This was partially offset by a $1.6 million net decrease in bad debt expense.

Lease Abandonment Costs

Lease abandonment costs were $0.2 million and $0.7 million in the Current Quarter and Prior Quarter, respectively. During the Current Quarter, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The Prior Quarter costs were primarily due to leases abandoned during the first half of 2020 associated with realignment and combining activity on fewer leased properties.

Net Interest Expense

Net interest expense decreased by $0.4 million, or 46.9%, to $0.4 million for the Current Quarter compared to $0.8 million in the Prior Quarter primarily due to Prior Quarter interest payments related to sales tax audits covering prior years.

Other Expense

Other expense was $0.2 million in the Current Quarter compared to other expense of $2.4 million in the Prior Quarter. During the Current Quarter, other income primarily related to the mark-to-market of equities using the fair value option. During the Prior Quarter, other expenses primarily related to sales tax audits and a legal accrual related to certain acquired subsidiaries.

Net Loss

Net loss decreased by $22.1 million, to a net loss of $14.2 million for the Current Quarter compared to a net loss of $36.3 million for the Prior Quarter, driven primarily by increased revenue due to a gradual increase in demand for our services after June 30, 2020. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$253,348	$259,834	$(6,486)	(2.5)%
Water Infrastructure	107,916	89,227	18,689	20.9%
Oilfield Chemicals	148,228	122,705	25,523	20.8%
Total revenue	509,492	471,766	37,726	8.0%

Costs of revenue
Water Services	227,736	235,989	(8,253)	(3.5)%
Water Infrastructure	81,130	74,500	6,630	8.9%
Oilfield Chemicals	132,103	110,996	21,107	19.0%
Other	—	37	(37)	NM
Depreciation and amortization	65,572	75,567	(9,995)	(13.2)%
Total costs of revenue	506,541	497,089	9,452	1.9%
Gross profit (loss)	2,951	(25,323)	28,274	111.7%

Operating expenses
Selling, general and administrative	57,828	58,902	(1,074)	(1.8)%
Depreciation and amortization	1,835	2,204	(369)	(16.7)%
Impairment of goodwill and trademark	—	276,016	(276,016)	NM
Impairment and abandonment of property and equipment	—	7,910	(7,910)	NM
Lease abandonment costs	480	2,493	(2,013)	NM
Total operating expenses	60,143	347,525	(287,382)	NM
Loss from operations	(57,192)	(372,848)	315,656	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(1,921)	(1,727)	(194)	11.2%
Interest expense, net	(1,254)	(1,633)	379	(23.2)%
Foreign currency gain (loss), net	1	(6)	7	NM
Other expense, net	(956)	(4,805)	3,849	NM
Loss before income tax benefit	(61,322)	(381,019)	319,697	NM
Income tax benefit	211	495	(284)	NM
Equity in losses of unconsolidated entities	(129)	—	(129)	NM
Net loss	$(61,240)	$(380,524)	$319,284	NM

Revenue

Our revenue increased $37.7 million, or 8.0%, to $509.5 million for the Current Period compared to $471.8 million for the Prior Period. The increase was composed of a $25.5 million increase in Oilfield Chemicals revenue and an $18.7 million increase in Water Infrastructure revenue, partially offset by a $6.5 million decline in Water Services revenue. For the Current Period, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 49.7%, 21.2% and 29.1% of our total revenue, respectively, compared to 55.1%, 18.9% and 26.0%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $6.5 million, or 2.5%, to $253.3 million for the Current Period compared to $259.8 million for the Prior Period. This was primarily due to the comparative decrease in the first quarter of 2021 versus the first quarter of 2020 as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also impacting the comparative decrease was severe weather in the Current Period.

Water Infrastructure. Revenue increased by $18.7 million, or 20.9%, to $107.9 million for the Current Period compared to $89.2 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. This was partially offset by comparative decreases in the first quarter of 2021 versus the first quarter of 2020 as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also offsetting the comparative increase was severe weather in the Current Period.

Oilfield Chemicals. Revenue increased $25.5 million, or 20.8%, to $148.2 million for the Current Period compared to $122.7 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. This was partially offset by comparative decreases in the first quarter of 2021 versus the first quarter of 2020 as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also offsetting the comparative increase was severe weather in the Current Period.

Costs of Revenue

Costs of revenue increased $9.5 million, or 1.9%, to $506.5 million for the Current Period compared to $497.1 million for the Prior Period. The increase was primarily due to a $6.6 million increase in Water Infrastructure costs and $21.1 million increase in Oilfield Chemicals costs partially offset by an $8.3 million decline in Water Services costs. Also, depreciation and amortization expense decreased by $10.0 million, primarily due to a lower fixed asset base prior to the Complete Acquisition.

Water Services. Costs of revenue decreased $8.3 million, or 3.5%, to $227.7 million for the Current Period compared to $236.0 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 90.8% to 89.9% due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. Additionally, costs of revenue were impacted during the Prior Period by certain nonrecurring severance and yard closure costs totaling $5.6 million.

Water Infrastructure. Costs of revenue increased $6.6 million, or 8.9%, to $81.1 million for the Current Period compared to $74.5 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 83.5% to 75.2% primarily due to a higher relative contribution from high-margin pipeline revenue as well as a discrete cost in the Prior Period related to a customer bankruptcy. Additionally, costs of revenue were impacted during the Prior Period by certain nonrecurring severance and yard closure costs totaling $0.5 million.

Oilfield Chemicals. Costs of revenue increased $21.1 million, or 19.0%, to $132.1 million for the Current Period compared to $111.0 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 90.5% to 89.1%. Additionally, costs of revenue were impacted during the Prior Period by inventory adjustments and reserve additions of $0.6 million, nonrecurring severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland. Current Period costs were impacted by the severe winter weather in February and rising raw materials costs.

Depreciation and Amortization. Depreciation and amortization expense decreased $10.0 million, or 13.2%, to $65.6 million for the Current Period compared to $75.6 million for the Prior Period, primarily due to a lower fixed asset base for the majority of the Current Period prior to the Complete Acquisition.

Gross Profit (Loss)

Gross profit was $3.0 million for the Current Period compared to a gross loss of $25.3 million for the Prior Period. Gross profit increased by $1.8 million in our Water Services segment, $12.1 million in our Water Infrastructure segment and $4.4 million in our Oilfield Chemicals segment. Depreciation and amortization expense also decreased by $10.0 million. Gross margin as a percent of revenue was 0.6% and (5.4%) in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million, or 1.8%, to $57.8 million for the Current Period compared to $58.9 million for the Prior Period. The decrease was primarily due to a $6.8 million net decrease in bad debt expense, $2.4 million lower wages and associated payroll taxes, partially offset by a $2.4 million contribution from Complete, a $2.2 million increase in equity-based compensation costs, $1.9 million in higher legal and professional fees in connection with work on realized and considered transactions, and $1.6 million from a combination of other expenses.

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

Lease Abandonment Costs

Lease abandonment costs were $0.5 million and $2.5 million in the Current Period and Prior Period, respectively. During the Current Period, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The Prior Period costs were primarily due to leases abandoned during the Prior Period associated with realignment and combining activity on fewer leased properties.

Other Expense

Other expense costs were $1.0 million and $4.8 million in the Current Period and Prior Period, respectively. During the Current Period, other expenses primarily related to the mark-to-market of equities using the fair value option. During the Prior Period, other expenses primarily related to a legal accrual and sales tax audits related to certain acquired subsidiaries.

Net Loss

Net loss decreased by $319.3 million, to a net loss of $61.2 million for the Current Period compared to a net loss of $380.5 million for the Prior Period, driven primarily by the $276.0 million in goodwill and trademark impairment costs in the Prior Period, $7.9 million in impairment and abandonment of property and equipment costs in the Prior Period, a decrease in selling, general and administrative costs of $1.1 million and a gradual increase in demand for our services after June 30, 2020.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Agreement. See “—Note Regarding Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(14,204)	$(36,260)	$(61,240)	$(380,524)
Interest expense, net	419	789	1,254	1,633
Income tax benefit	(32)	(201)	(211)	(495)
Depreciation and amortization	23,466	24,562	67,407	77,771
EBITDA	9,649	(11,110)	7,210	(301,615)
Non-cash compensation expenses	2,302	2,242	6,248	4,058
Nonrecurring severance expenses(1)	—	—	3,225	7,168
Non-cash loss on sale of assets or subsidiaries(2)	189	1,400	3,036	6,901
Nonrecurring transaction costs(3)	2,709	527	3,270	3,150
Lease abandonment costs(4)	154	672	480	2,493
Impairment of goodwill and trademark(4)	—	—	—	276,016
Impairment and abandonment of property and equipment(4)	—	—	—	7,910
Yard closure costs related to consolidating operations(4)	—	—	—	2,961
Other nonrecurring charges(3)	—	1,622	—	1,622
Equity in losses of unconsolidated entities	129	—	129	—
Foreign currency loss (gain), net	6	(13)	(1)	6
Adjusted EBITDA	$15,138	$(4,660)	$23,597	$10,670
(1)	For the Current Period, these costs related to severance costs associated with our former CEO. For the Prior Period, these costs related to severance due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.
(2)	For all periods presented, the losses were primarily due to sales of real estate and underutilized or obsolete property and equipment.
(3)	For the Current Quarter and Current Period, these costs were primarily legal-related due diligence costs as well as costs related to certain acquired subsidiaries. For the Prior Quarter and Prior Period, these costs were primarily due to a legal accrual related to certain acquired subsidiaries.
(4)	For the Prior Quarter and Prior Period, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.

EBITDA was $9.6 million for the Current Quarter compared to ($11.1) million for the Prior Quarter. The $20.7 million increase in EBITDA was driven primarily by an increase of $24.9 million in gross profit partially offset by a $6.1 million increase in selling, general and administrative costs. Adjusted EBITDA was $15.1 million for the Current Quarter compared to ($4.7) million for the Prior Quarter. The $19.8 million increase is primarily attributable to the items discussed above.

EBITDA was $7.2 million for the Current Period compared to ($301.6) million for the Prior Period. The $308.8 million increase in EBITDA was driven primarily by the $276.0 million in goodwill and trademark impairment costs in the Prior Period, $7.9 million in impairment and abandonment of property and equipment costs in the Prior Period and higher gross profit of $18.3 million. Adjusted EBITDA was $23.6 million for the Current Period compared to $10.7 million for the Prior Period. The $12.9 million increase is primarily attributable to the items discussed above.

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

Our primary sources of liquidity are cash on hand, borrowing capacity under the Credit Agreement and cash flows from operations. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A Common Stock in the open market. Depending on market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of September 30, 2021, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of September 30, 2021, cash and cash equivalents totaled $107.4 million, and we had approximately $124.8 million of available borrowing capacity under our Credit Agreement. As of September 30, 2021, the borrowing base under the Credit Agreement was $140.4 million, we had no outstanding borrowings and outstanding letters of credit totaled $15.6 million. As of November 1, 2021, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $144.8 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $129.2 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Net cash (used in) provided by operating activities	$(13,896)	$119,828	$(133,724)	(111.6)%
Net cash used in investing activities	(45,259)	(3,049)	(42,210)	(1384.4)%
Net cash used in financing activities	(2,475)	(10,623)	8,148	76.7%
Subtotal	(61,630)	106,156
Effect of exchange rate changes on cash and cash equivalents	4	14	(10)	NM
Net (decrease) increase in cash and cash equivalents	$(61,626)	$106,170

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2021 and 2020

Operating Activities. Net cash used in operating activities was $13.9 million for the Current Period, compared to $119.8 million provided by operating activities in the Prior Period. The $133.7 million decrease is primarily due to $154.8 million lower cash from a non-recurrence of harvesting substantial working capital in the Prior Period, as well as the current timing of collecting receivables connected with increasing revenue and integrating an acquisition in the Current Period.

Investing Activities. Net cash used in investing activities was $45.3 million for the Current Period, compared to $3.0 million for the Prior Period. The $42.2 million increase in net cash used in investing activities was primarily due to $18.6 million in acquisition costs during the Current Period, a $10.8 million increase in purchases of property and equipment, a $9.4 million decrease in proceeds received from sales of property and equipment and a $3.3 million increase in investments.

Financing Activities. Net cash used in financing activities was $2.5 million for the Current Period compared to $10.6 million for the Prior Period. The $8.1 million decrease in cash used in financing activities was primarily due to a $9.7 million decrease in repurchases of shares of Class A Common Stock during the Current Period compared to the Prior Period partially offset by a net $1.5 million increase in distributions to noncontrolling interests in water-related services joint ventures.

Credit Agreement

On November 1, 2017, SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement. It is our intention to either extend the current Credit Agreement or enter into a new Credit Agreement prior to the termination of the current Credit Agreement.

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

We were in compliance with all debt covenants as of September 30, 2021.

Contractual Obligations

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to “Note 6—Leases” in our 2020 Form 10-K for operating lease obligations as of December 31, 2020 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Credit Agreement as of September 30, 2021.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of September 30, 2021, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of September 30, 2021, we had no outstanding borrowings under our Credit Agreement. As of November 1, 2021, we had no outstanding borrowings and approximately $129.2 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below. The shares were repurchased to satisfy tax withholding obligations related to restricted stock previously awarded to certain of our current and former employees.

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
July 1, 2021 to July 31, 2021	—	$—
August 1, 2021 to August 31, 2021	—	$—
September 1, 2021 to September 30, 2021	—	$—
Total	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: November 3, 2021	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer