Form 10-K
period 2021-12-31
Select Energy Services, Inc.
filed 2022-02-23
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2021 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $376.8 million. There were 91,900,518 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 21, 2022.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, which caused a sharp decline in economic activity in the United States (“U.S.”) and around the world, resulting in lower demand for oil and gas, to which our exploration and production (“E&P”) customers responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which has had a negative impact on our financial results;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the U.S. and may adversely affect our future operations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, which if enacted, could reduce labor availability or add additional operational costs as we may experience constraints on our workforce and the workforce of our supply chain, which could have a negative impact on our operations;

●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Credit Agreement (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;

●	the ability to source certain raw materials globally on a timely basis from economically advantaged sources;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Risk Factor Summary

Risks Related to Our Business Operations

●	Reductions in capital spending by the oil and gas industry in the U.S., including due to the impacts of the COVID-19 pandemic could negatively impact our business.
●	The widespread outbreak of any communicable disease, such as COVID-19, could reduce the demand for oil, ultimately reducing demand for our services.
●	The failure to successfully and timely combine our business and Nuverra’s (as defined below) business may adversely affect our future results.
●	Continued volatility in oil and/or natural gas prices may adversely affect the demand for our services.
●	Our key infrastructure assets in North Dakota and in New Mexico make us vulnerable to risks associated with conducting business in these regions.
●	Restrictions on the ability to procure water or changes in sourcing or disposal requirements could decrease demand for some of our services.
●	Regulatory and societal efforts to reduce fossil fuel use and associated carbon emissions could reduce demand for oil and natural gas, and thereby the demand for our services.
●	We have operated at a loss in the past, including in 2021, and there is no assurance of profitability in the future.
●	We may be subject to claims for personal injury and property damage.
●	We are subject to cybersecurity risks.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.
●	Disruptions in the transportation services of trucking companies transporting wastewater and other oilfield products could have an adverse effect on our results.
●	A significant increase in fuel prices may adversely affect our transportation costs.

Risks Related to Customers and Suppliers

●	Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs and negatively impact our financial results.

Risks Related to Compliance with Regulations

●	Legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing could result in operating restrictions, delays or cancellations in our customers’ operations, reducing demand for our services.
●	Our and our customers' operations are subject to a number of regulatory risks as a result of climate change initiatives.
●	Our chemical products are subject to regulations that tend to become more onerous over time, that could result in increased costs.
●	State and federal legislation and regulatory initiatives relating to our disposal operations and seismicity could harm our business.

Risks Related to Personnel and Related Parties

●	Our industry typically experiences a high rate of employee turnover.
●	Transactions with related parties present possible conflicts of interest.
●	Potential vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, operations, and results of operations.

Risks Related to Our Capital Structure

●	Failure to maintain and enhance an effective system of internal controls could reduce the trading price of our common stock.

●	We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy.
●	Our Credit Agreement subjects us to various financial and other restrictive covenants.
●	Future sales of our equity securities may depress our share price or dilute your ownership.
●	Provisions in our governing documents and Delaware law may discourage takeover attempts.
●	SES Legacy Holdings, LLC (“Legacy Owner Holdco”) controls a significant percentage of our voting power.
●	Our amended and restated certificate of incorporation may limit certain corporate opportunities.
●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

Risks Related to Our Organizational Structure

●	We are a holding company and our sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”), which we are dependent upon for distributions and payments.
●	We are party to two tax receivable agreements (the “Tax Receivable Agreements”) that require payments for certain tax benefits, and such payment amounts could be significant.
●	In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits.
●	If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could experience tax inefficiencies.
●	Legacy Owner Holdco and existing and former owners of outstanding membership interests in SES Holdings prior to the December 2016 private placement of 16,100,000 shares of our Class A-1 common stock at $20.00 per share (the “Select 144A Offering”) and the related reorganization (“Legacy Owners”) may have interests that conflict with the interests of holders of the Class A common stock.
●	Our ability to use Rockwater Energy Solutions, Inc.’s (“Rockwater”) U.S. federal net operating loss carryforwards (“NOLs”) may be limited.

General Risks

●	We may not be able to finance future growth of our operations or future acquisitions.
●	The growth of our business through acquisitions may expose us to various risks.
●	Our success depends on key members of our management.
●	We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

ITEM 1.              BUSINESS

Select Energy Services, Inc. and its consolidated subsidiaries (collectively referred to as “Select,” the “Company,” “we,” “us,” or “our”) is a leading provider of sustainable full lifecycle water and chemical solutions to the oil and gas industry in the U.S. We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

With a footprint across every major unconventional basin in the U.S., we operate through three primary segments: Water Services, Water Infrastructure and Oilfield Chemicals.

Our Water Services segment, which contributed approximately 52% of our 2021 revenue and 53% of our 2020 revenue, provides the complex services needed to support new well completions as well as ongoing production over the life of the well, including water transfer, flowback and well testing, water containment, fluids hauling, water monitoring and water network automation, as well as various on-site rental equipment and accommodation offerings. Through our patented WaterONE™ automation services and our proprietary AquaView® software platform, our Water Services segment provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, increase safety, reduce the risk of spills and reduce the environmental footprint of their operations.

Our Water Infrastructure segment, which contributed approximately 20% of our 2021 revenue and 21% of our 2020 revenue, develops, builds and operates semi-permanent and permanent infrastructure solutions to support both new oil and gas well development as well as ongoing production activity, including water sourcing, recycling and disposal of water as well as the associated logistics. As our customers transition from appraisal to full-field development, our fixed infrastructure offerings that obviate water hauling by trucks can provide environmental benefits and economies of scale that help reduce their capital expenditures and lease operating expenses over the life of the field. Water Infrastructure operations provide for both the delivery of and the takeaway and reuse of water enabled by a network of water sources, permanent pipeline infrastructure, semi-permanent pipeline infrastructure, fixed and mobile treatment and recycling facilities, earthen pits and saltwater disposal wells (“SWDs”). We are actively building recycling facilities across multiple regions, and will continue to focus on recycling opportunities in all of the areas that we operate. We view produced water as an alternative, sustainable non-potable water source that is naturally generated from sources below the water table in the course of oil and/or gas production, and we strive to reduce the portion of produced water being reinjected into SWDs over time, while also reducing the industry’s need for fresh water.

Our Oilfield Chemicals segment, which contributed approximately 28% of our 2021 revenue and 26% of our 2020 revenue, develops, manufactures and applies a full suite of completion and production chemical products, water treatment solutions and services utilized in well completion, stimulation, cementing and related production processes. Our completion chemicals are sold primarily to leading pressure-pumping service companies and E&P companies in the U.S., to support well stimulation and completion. Our production chemicals are used by E&P companies to enhance well performance and reduce production costs throughout the life of a well. Our well chemical services provide customized water treatment and flow assurance solutions across the completion and production lifecycle. Additionally, through our FluidMatch™ solutions, we provide comprehensive testing and analysis of our customers’ application conditions, product chemistry and key performance requirements for oil and gas well completion fluid-system design. This process may include water profiling, application and fluid assessment, treatment assessment, product selection, optimization and customization.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to significant and sustained growth in oil and natural gas production in the U.S. Advances in drilling and completion technology have propelled U.S. shale-oil production from about 500,000 barrels per day in 2010 to more than seven million barrels per day currently. While U.S. shale oil production temporarily declined from the peak levels of more than nine million barrels per day seen before the COVID-19 pandemic, it has increased over the course of 2021 and as a percentage of total global oil supply in the past year to approximately 8% of total global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to about 70 billion cubic feet per day currently, or more than 18% of global supply. This growth has dramatically impacted fundamental global supply and demand dynamics and has resulted in a generally balanced to over-supplied market in recent years. While demand for oil and natural gas has increased over the last ten years, demand is cyclical and subject to many factors. Over the course of 2020, the market was significantly impacted by demand declines driven by the economic disruption resulting from the COVID-19 pandemic, which greatly abated over the course of 2021. Demand for our services is largely influenced by the level of drilling and completion activity by E&P companies, which in turn depends largely on the current and anticipated profitability of developing oil and natural gas reserves.

Water is essential to the development and completion of unconventional oil and gas wells, where producers rely on hydraulic fracturing to stimulate the production of oil and gas from subsurface rock formations with low permeability. The modern hydraulic fracturing process involves the injection of large volumes of water and proppant (typically sand) together with chemicals, under high pressure, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Modern hydraulic fracturing involves complex, engineered solutions to produce oil and gas from tight geological formations in a cost effective manner.

The volume of water required to economically produce tight oil and gas reserves in the U.S. has grown in recent years and water and water-related services comprise a meaningful portion of our customers’ drilling and completion budgets. For example, in 2010, the completion of a typical horizontal well could require roughly 75,000 barrels of water, but today, current horizontal well completion designs can call for in excess of 500,000 barrels for a single well. Our customers’ current multi-well pad development plans can require in excess of five million barrels to complete all of the wells on the pad. Significant mechanical, logistical, environmental and safety issues related to the sourcing, transfer, storage and treatment of such large volumes of water have increased both the total cost of water and related services and the complexity and importance of the services required. This trend has shifted many of our customers’ operational focus away from traditional small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally responsible water-management solutions for the full extent of the water lifecycle.

These logistical challenges are typically met through a combination of temporary and permanent solutions utilizing pipe and hose infrastructure to deliver water across the broad geographic areas in which we operate. These logistical solutions significantly reduce the cost and environmental footprint compared to legacy solutions such as tank truck and frac tank operations. For a single representative multi-well pad that requires five million barrels of water, we can utilize our pipe and hose infrastructure solutions and eliminate the approximate equivalent of 38,500 tank truck loads from the roads. This significantly reduces the capital and operating expenditure costs for our customers while dramatically improving the safety of our operations. Importantly, these solutions also reduce the environmental impact of our customers’ operations by limiting spills and diesel exhaust emissions, as well as reducing the social impact of heavy vehicle traffic in the communities in which we operate.

We also develop and source completion chemicals that are a key part of the U.S. energy industry. Completion chemicals are blended with water to improve the transport and placement of proppant in targeted zones within the producing geological formations. The induced fractures near the wellbore allow hydrocarbons to flow into the wellbore for extraction. Our team of chemists and research and development personnel work directly with our customers to support the optimization of their fracturing fluid systems through our FluidMatch™ solutions. Through laboratory and application experience, we apply our expertise in chemistry to develop, manufacture and supply a wide range of specialized and customizable products to our customers for their well completion fluid systems.

Up to fifty percent of the water pumped into the well during the hydraulic fracturing process returns as “flowback” during the first several weeks following the well completion process, and a large percentage of the remainder, plus naturally occurring water in the producing formation, is recovered as produced water over the life of the well. The total volumes of flowback and produced water are even greater than the volumes used for new well completions―by some estimates, the U.S. oil and gas industry today produces over 20 billion barrels of water per year and this volume is likely to grow. This flowback and produced water must be captured, contained and then either treated and recycled for reuse in subsequent fracturing jobs or disposed of in an environmentally responsible manner. We provide services that support the operator’s management of flowback and produced water for either reuse or disposal. Additionally, our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

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

We believe that sustainable water and chemical solutions are critical to the ongoing energy transition and will lead to a new era of growth for Select. As water is vital to the health, economic, and social well-being of our communities, our goal is to develop sustainable water solutions with a shared commitment to conservation. We have a dedicated team of specialists developing and deploying innovative water treatment and reuse solutions for our customers. We view as sustainable water those opportunities to repurpose produced water for reuse in new well completions instead of using fresh water. This also includes, over the long-term, the potential for repurposing produced water for new beneficial uses outside of the oil and gas industry instead of disposing of it, ultimately contributing back to the total water cycle.

Ultimately, our customers are required to manage nearly 20 billion barrels of produced water annually, and we are focused on how we can create the most beneficial good out of what has historically been viewed solely as a waste stream. We believe the industry will increasingly turn to specialized water solutions companies like us to help cost-effectively manage produced water in an environmentally responsible manner. Select intends to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

Recent Developments

The recent acquisitions of Complete Energy Services, Inc. (“Complete”), substantially all of the assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”), as well as the acquisition of the onshore accommodations and rentals assets and operations of H.B. Rentals, L.C. (“HB Rentals”), strengthened our financial results for the year ended December 31, 2021, as well as our competitive positioning in the water solutions market. These acquisitions expand our geographic footprint, most notably in the Rockies region, provide access to employee expertise, and provide opportunities to expand our growing water recycling business into new areas. The acquisitions also added significant revenue-producing assets and multiple opportunities for future revenue and cost synergies.

On December 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Nuverra Merger Agreement”) with Nuverra Environmental Solutions, Inc., a Delaware corporation (“Nuverra”). Nuverra is an energy-focused environmental solutions company, providing comprehensive, full-cycle environmental solutions, including the removal, treatment, recycling, transportation and disposal of restricted solids, fluids and hydrocarbons for exploration and production companies operating across the U.S., including in the Bakken, Haynesville, Marcellus and Utica Shales. With the Nuverra transaction, we will be adding more than 300,000 barrels per day of permitted daily disposal capacity in Texas, Louisiana, North Dakota, Montana and Ohio. When combined with our existing assets and other recent acquisitions, this brings our company-wide permitted daily disposal capacity to approximately 2.5 million barrels per day. The transaction closed on February 23, 2022. See “Note 19—Subsequent Events” for additional information on the merger.

The ongoing effects of the COVID-19 pandemic on our operations have had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the year ended December 31, 2021, such negative impact may continue well beyond the containment of the pandemic until global gross domestic product (“GDP”) levels, associated oil demand and resulting oilfield activity all fully rebound. With activity improving considerably since the low point experienced in 2020, global inventories have rapidly normalized with continued demand growth. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the recent elevated volatility in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate its impact on our business, financial condition or near- or longer-term financial or operational results with certainty. In this environment, the Company has planned for a range of scenarios and has taken a number of actions to decrease operating and capital expenses, and defer other expenses in accordance with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To protect our workforce during the COVID-19 pandemic, we have taken steps to support our employees who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

Sustainability

Select is committed to developing a corporate strategy that supports the long-term viability of our business model in a manner that focuses on our people, our customers, the environment, and the communities in which we operate. We believe this focus will help both us and our customers achieve their short-term and long-term environmental, social and governance (“ESG”) goals, help us attract and retain top talent, and further our efforts to generate stockholder returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the oil and gas industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. As a service company, we compete with other service providers based on various factors, including safety and operational performance, technological innovation, process efficiencies and reputational awareness. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value in our industry.

We are one of the few public companies whose primary focus is on the management of water and water logistics in the oil and gas development industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the oil and gas industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development of fixed recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to both reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water. We view our rather unique position as an opportunity to transform water management by leveraging our Oilfield Chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions. See Part I, Item 1. “Business – Competitive Strengths” and “—Description of Business Segments” for more discussion on our operating capabilities and expertise around advancing sustainable water and chemical solutions.

Our strong company culture includes commitments to all stakeholders, and we aim to create a work environment that fosters a diverse and inclusive company culture. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations. Our prioritization of safety includes a commitment to safeguarding the communities in which we operate. See Part I, Item 1. “Business—Human Capital” and Part I, Item 1. “Business—Environmental and Occupational Safety and Health Matters” for more discussion on our efforts on safety, training, diversity and other stakeholder engagement.

We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the establishment of a diverse and independent board of directors. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” and Part III, Item 11 “Executive Compensation” for additional discussion on our governance and compensation structures.

Human Capital

We consider our employees vital to our success and are focused on attracting, developing and retaining the most qualified employees at all levels of our business. In particular, the quality of our customer service depends significantly on employee satisfaction and retention. We strive to create a productive and collaborative work environment for our employees.

As of December 31, 2021, we had more than 3,000 employees and we believe we have good relations with our employees.

To attract talent and meet the needs of our employees, we offer a competitive benefits package for regular, full-time employees including health benefits such as medical, dental and vision, welfare benefits such as life and accident insurance, an employee assistance program, and a qualified defined contribution plan to all eligible employees. We also provide our employees with resources for professional development including training, feedback and performance reviews from supervisors. Our human capital measures and objectives focus on several areas including, but not limited to, human rights and social responsibility, diversity initiatives, culture, safety of our employees, COVID-19, employee development and training, and operational execution.

●	Human Rights: Select is committed to conducting business in a manner that respects all human rights. Select is committed to promoting and encouraging respect for people and fundamental freedoms for all without distinctions of any kind such as race, color, sex, language, religion, or political or other opinions. We are committed to partnering with personnel, business parties and other stakeholders directly linked to our operations that share our commitment to these same principles. We demonstrate this commitment in our employment practices, including through our Code of Conduct, our Equal Employment Opportunity Employer Policy, and our Anti-Harassment Policy, as well as through our policies on safety and security for our employees. Additionally, our human resource department tracks and reviews metrics on the sex, age, and ethnicity of our employees to help ensure that current employees and prospective employees are treated fairly. Select provides several ways for individuals to raise concerns anonymously, including the 24-hour Employee Hotline, Whistleblower Hotline and Environmental Health & Safety Hotline, which promotes quick and confidential remediation without fear of retaliation.
●	Diversity Initiatives: Select recognizes the many benefits of having a diverse workforce. Diversity impacts all stages of employment, from making it easier to attract and retain top talent, to better performance among diverse teams, to the greater innovation and creativity that comes from a workforce comprised of different backgrounds and experiences. Over 50% of our workforce is comprised of ethnic minorities. Additionally, while 11% of our overall workforce is female, women represent 44% of our corporate employees. We provide employee resources such as handbooks, procedures, and training in more than one language and are always looking for ways to be more inclusive and tap into the talent of our diverse workforce. In 2021 Select employed a recruiting consultant with a focus on increasing the diversity of our new hires.
●	Culture: We believe company culture is an integral part of business that affects recruitment, job satisfaction, work performance and morale and begins with our mission, vision and core values. Our Company introduced new core values (Accountability, Continuous Improvement and Teamwork or “ACT”) with a renewed focus on how we ACT to be successful employees and build a great company that provides innovative solutions to our customers. Every day our employees put our core values into action to improve operational excellence, safety, and the customer experience. These core values are helping to align our efforts to accomplish our vision to be the recognized leader and trusted partner in sustainable water management solutions. Through a series of employee-centric videos called “This is How We ACT,” we demonstrate an inclusive and dynamic team all working towards the same goal.
●	Safety: Select maintains a culture of safety, which we believe preserves the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards and performance. We have a comprehensive approach to formulating and managing training requirements for all of Select’s operational employees. This includes mandatory participation in monthly, quarterly, and annual environmental, health and safety meetings, a combination of live in-person training and computer-based training tailored to specific job-duties and operational activities, and comprehensive safety reference material. In addition, our safety recognition program incentivizes employees throughout our organization to focus on conducting operations in accordance with our strict safety standards. Further, we work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Lastly, when our employees identify a heightened safety risk, we respond quickly to mitigate the risk through communication, coordination and, if appropriate, a change in policy, procedures and training. We believe that our customers select their operational partners based in part on the quality of their safety and compliance records, and therefore, we will continue to make investments to be a market leader in this area. Select also empowers operational personnel with stop-work authority (“SWA”) as a tool for helping ensure safety. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions. When SWA is employed, operations cease until the risk is addressed and both the employee and management agree that it is safe to resume work.
●	COVID-19: To protect Select’s workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the disease, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment. We empaneled a COVID-19 task force and created a COVID-19 rules of engagement instructional job aid that provides guidance on facemasks, social distancing, personal hygiene, engineering controls, administrative controls, specific rules for facilities and vehicles and a reporting mechanism.
●	Employee Development: Select encourages managers and supervisors at all levels to have frequent, open and constructive dialogue with their direct reports about job performance continuous performance improvement and development. In addition, managers and employees are directed to connect and conduct one-on-one conversations twice a year on employee well-being, performance, development and growth opportunities utilizing a formal feedback program. Employees answer four simple questions relating to their recent performance (successes and challenges) and development. As part of this conversation, our core values play an important part in communicating expected behaviors and how we expect each of us to ACT. With these and related practices, we strive for a culture of open dialogue and commitment to development. During 2021, we had a mid-year completion percentage of 78% and an end of year completion percentage of 73%. In order to better equip our managers to conduct meaningful conversations, we had training for both mid-year and year-end conversations. Select focused on the continuous improvement of our managers and supervisors by offering a series of trainings to better their understanding of company policies and how to better support our employees. Training sessions were led by multiple departments such as the Department of Transportation (“DOT”), Safety and Human Resources. We noticed a marked increase in manager participation in 2021 over 2020 training sessions. We began the development of a National Awareness Calendar and subsequent employee communication in mid-2021 with the purpose of increasing employee awareness on important employee-related topics such as Mental Health Awareness, Military Appreciation and National Diabetes Awareness.
●	Operational Execution: It is critical that all Select employees that serve our customers are qualified and trained for their roles, understand our policies and work procedures, and receive the work direction necessary to operate safely. Site managers create daily, weekly and monthly plans for coordination of tasks and personnel. Our employees use standard operating procedures and best practices to standardize effective and consistent execution. Further, we employ a comprehensive mentor program, where more experienced employees provide guidance and instruction to less experienced employees and use videos to train and develop our operational personnel.

Competitive Strengths

We believe our ability to integrate the complexities of our water and chemical-related services through both temporary, customized services and longer-term solutions that include investments in sustainable infrastructure gives us a competitive advantage and is the foundation of our business. We believe our comprehensive suite of sustainable water and chemical solutions, inventory of water sources, advanced technology and recycling capabilities, and semi-permanent and permanent pipeline infrastructure position us to be a leading provider of water and chemical solutions in all of the oil and gas plays that we serve. We have well-established field operations in what we believe to be core areas of many of the most active shale plays, basins and regions in the U.S., including the Permian, Bakken, Eagle Ford, Haynesville, Marcellus, Utica, Rockies and Mid-Continent (“MidCon”) regions. Our broad geographic footprint enables us to service the majority of current domestic unconventional drilling and completion activity. We estimate that approximately 85% of all currently active U.S. onshore horizontal rigs are operating in our primary service areas. We believe that the vast majority of rigs that will be deployed in the near- to medium-term will be situated in these areas. In particular, we have established a strong position in the Permian Basin, which is presently our largest operating region, accounting for approximately 49% of our revenue in 2021 and 46% of our revenue in 2020.

Our Water Services segment focuses on supplying the services and customized, job-specific solutions needed as our customers’ activities move from location to location across the geographic footprint of their acreage over time. These services include the transportation, logistics and storage solutions needed to support the delivery of water to the wellsite for new well completions, the flowback and well testing services needed to manage the initial production phases of the well and the logistics services needed to manage the long-term produced water volumes associated with oil and gas production over the life of the well. We believe we are a market leader in providing comprehensive water-related services to the industry and we have dedicated significant resources to developing technology solutions to manage the increasingly complex needs of our customers throughout the water lifecycle.

We have invested significantly in our patented WaterONE™ and AquaView® suite of proprietary hardware and software applications for measuring, monitoring and automating our water services throughout the well lifecycle. Our suite of automated solutions include automated water transfer pumps, automated manifolds, automated proportioning systems and telemetry meter trailers. WaterONE™ provides true automation to gather, analyze and act on data in real-time – all without human intervention – giving operators the ability to remotely set and maintain or improve the operational control of their frac and produced water-related requirements. When our monitoring systems detect that certain defined thresholds set by our customers are out of desired range, our equipment sends out an alert and then, through dynamic machine learning, takes action to keep operations running safely and smoothly. This can include actions such as raising a pump’s RPM to maintain desired flow rates, adjusting valves in a proportioning system to maintain the desired water quality in real time while blending fresh, brackish, produced or otherwise impaired water sources or shutting down the system and valves completely in the event of a detected failure. In addition to reducing the risk of spills and injuries, our automated operations increase efficiency across the water transfer supply chain, reducing the risk of pressure spikes and increasing associated fuel efficiency, thereby significantly reducing overall fuel emissions. Our automation capabilities provide a safer, more efficient and cost-effective transfer, treatment and containment of produced or otherwise impaired water sources.

Within our AquaView® monitoring software systems, our solar-powered cellular and satellite-based remote-monitoring telemetry systems give our customers the ability to gain precise and accurate volumetric analyses of water sources and provide real-time data to our customers that is accessible 24/7 via computer, smart phone or tablet. Our Hydrographic Mapping Vessels (“HMVs”) use sonar, satellite, and compass technology to provide precise volumetric analyses of water sources. The HMVs are rapidly deployed, durable enough to handle flowback pits, and can navigate through tight spaces in natural ponds. Additionally, our AquaView® sensors give timely information about pH levels, water quality, temperature and flow rate to assure there is sufficient water at the right quality levels required by our customers and provide alarm notifications to prevent problems during the well completion. We believe that our investments in technology provide a significant competitive advantage for us relative to our smaller, regionally-focused competitors by delivering more reliable, efficient, and environmentally responsible solutions, often at a lower overall cost.

Our Water Infrastructure segment develops water sources, recycling infrastructure and the associated semi-permanent and permanent pipeline infrastructure to both meet our customers’ needs for source water for new well completions as well as their requirements for the gathering of flowback and produced water for either recycling for reuse or disposal. We believe that investments in infrastructure such as commercialized recycling facilities or disposal wells that serve multiple customers, when underwritten by longer-term contracts, lowers the cost of development for our customers, while reducing the overall environmental footprint and impact on the local communities. Additionally, the development of water infrastructure networks to serve multiple customers can improve the economics of produced water recycling and therefore reduce the demand for fresh water required in oil and gas operations while also reducing required disposal volumes.

To meet the water demands of our customers, we have secured access to significant volumes of water in key unconventional development areas. Water sources are often difficult to locate, acquire and permit, particularly in the quantities and at the locations needed for multi-well pad development programs. We have secured permits or long-term access rights to approximately two billion barrels of water annually from hundreds of sources, including surface, subsurface, municipal and industrial sources, including produced water. We have also invested in significant pipeline infrastructure to support the delivery of water from our water sources, consisting of over 1,300 miles of both above-ground and buried infrastructure, including key systems in the Delaware Basin in New Mexico and Texas and the Bakken shale in the Williston Basin in North Dakota. We continue to focus our efforts on the development of non-potable sources as well as the infrastructure and solutions required for the treatment, recycling and reuse of produced water. We have developed and maintained extensive relationships with landowners as well as local, state, tribal and federal authorities to ensure that we can sustainably meet both the economic and operational needs of our customers while responding to the concerns of the local communities in which we operate. We believe that our extensive relationships and regulatory expertise will continue to constitute a competitive advantage in identifying and developing additional sources of water, including recycled volumes of produced water, in a responsible and sustainable manner.

Water is vital to the health, economic, and social well-being of the communities where we live and work. In support of industry-wide efforts to reduce the demand for fresh water for hydraulic fracturing, we have a dedicated team of specialists focused on developing and deploying innovative water treatment and reuse services for our customers. We strive to fully understand local water issues, and to develop sustainable solutions with a commitment to conservation. Working collaboratively with our customers, we are operating and actively developing recycling facilities in the Delaware and Midland basins, as well as in the Rockies region, and will continue to focus on recycling opportunities in all of the areas that we operate. Longer term, we believe our focus on commercialized solutions that connect multiple operators to strategic infrastructure that provides for greater use of treated produced water for new well completions will reduce the use of fresh water for hydraulic fracturing. By doing so, we also strive to both reduce the portion of produced water being reinjected into SWDs and to reduce the industry’s need for fresh water.

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

Additionally, we invest in gathering infrastructure to collect produced water, and we operate produced water disposal facilities in major U.S. shale plays with a permitted capacity of approximately 1.0 million barrels/day (“bbl/d”) with an additional 1.2 million bbl/d of permitted capacity available for development to support the disposal of produced water that cannot be recycled and reused for new well completions. This disposal capacity is critical to support recycling and reuse capabilities, as it provides an alternative outlet during times when limited completions activity in an area may not support additional water reuse demand.

In short, Select intends to play an important role in the advancement of sustainable water solutions that are designed to align the needs of the oil and gas industry with the sustainability goals of all stakeholders.

Our Oilfield Chemicals segment, operating primarily under our subsidiary, Rockwater Energy Solutions, LLC (“Rockwater LLC”), develops, manufactures and delivers a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion and production processes. Our Completion Chemicals product lines support the fluid systems utilized primarily in the completion and development of unconventional resources. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies, and are provided to leading pressure pumping service companies and E&P operators in the U.S. The use of automated monitoring systems combined with direct-to-wellsite delivery ensures seamless product availability for our customers, while our chemical expertise enables us to deliver a customized suite of products to meet customers’ technical, economic and environmental product needs.

With our wide range of manufactured products and our expertise in completion chemistry, we believe we are well positioned to support our customers as completion chemistry evolves in the coming years in response to changes in technology and the evolution of completion water fluid systems. In addition to our chemical product offerings, we provide inventory management services, including procurement, warehousing and delivery services as well as a full suite of laboratory technologies and FluidMatch™ consultation services, including water analysis, quality control and assurance, additive compatibility analysis, solids analysis and stimulation recommendations. We have two primary manufacturing facilities in Texas, regional distribution centers and a logistics fleet supporting geographic regions in the Permian, MidCon, Bakken, Eagle Ford, Haynesville and Rockies. We introduced the first in-basin manufacturing facility of emulsion polymers (friction reducers) in our industry, strategically located in the Permian Basin, which provides the advantage of reducing our overall transportation costs of delivering finished goods to our customers locally within the basin.

Rockwater LLC also provides production chemicals solutions that are used by oil and gas companies to enhance well performance and reduce production costs throughout the life of a well. Our complete line of production enhancement and treating chemicals includes demulsification products, clay stabilizers, paraffin treating chemicals, pour point depressants, corrosion inhibitors, scale inhibitors, scale solvents, H2S scavengers, water treating chemicals, and bactericides. Our production enhancement capabilities include both products and problem well analysis and consultation and custom formulation is available for any treating requirement.

Additionally, through our well chemical services business (“WCS”), we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services. We deliver customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. We provide disinfection treatment with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions resulting in a reduced emissions profile. Our expertise allows us to advise our customers on the best economic and operational solutions to optimally manage their water quality and chemical solutions needs across water qualities and well completion fluid systems.

As mentioned under “⸺Human Capital” above, we maintain a culture focused on safety. With more than 3,000 employees and operations spanning the U.S., we believe our commitment to foster a culture of safety and corporate responsibility is essential. Our employee base is made up of dedicated operational and technical professionals, including many with advanced degrees, professional licenses and project development experience, and diverse backgrounds in geology, geography, land management, petroleum, chemical and electrical engineering, computer science, environmental science, geographic information systems and legal and regulatory affairs. In addition, we emphasize preserving the environment and building relationships with the communities in which we operate. We work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements, community standards and industry best practices. Further, we believe being a good corporate steward is strategic to our leadership in the energy industry, and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our solutions significantly decrease the quantity of trucks on the road, thereby reducing fuel use and emissions and limiting the traffic footprint in the communities in which we operate. We believe that our customers will select their service providers based in part on the quality of their safety and compliance records and their ability to support their long-term ESG goals and therefore, we will continue to make investments to be a market leader in these areas.

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

We install layflat hose as part of a flexible water transfer solution that can be customized to fit a specific project. Our layflat hose allows for quick, cost-effective deployment and removal of transfer assets with limited environmental disturbance and can be quickly redeployed for new projects, including projects in different geographic regions. Layflat hose has a significantly lower risk of spills than most other types of temporary jointed pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. Our layflat hose consists primarily of 10-inch and 12-inch diameter segments, powered by pumps that use diesel or in some cases electricity. Depending on the requirements of a project, layflat hose may run from a water source directly to a containment area, such as an above-ground pit or storage tank, or to a wellsite. Water can also be transferred from one containment area to another as part of managing a larger supply network. Our customers generally prefer layflat hose to alternative temporary piping options due to the cost-effectiveness, limited environmental impact, customizability and reduced risk of spills.

o	Water Network Automation. Our proprietary and industry leading automation technologies provide integrated water transfer solutions with automated pump operation, automated valve control, automated blending and proportioning capabilities, automated manifolds, level monitoring and data collection with analytics. We are able to provide our customers with increased visibility into their water inventories and usage, improving their efficiency and decreasing their costs. Our technology also provides us with the unique ability to detect potential issues and prevent them from occurring, as well as to reduce manpower and equipment on certain jobs, in turn mitigating safety and environmental risks while reducing overall fuel emissions.

●	Flowback and Well Testing. Our flowback and well testing services add value for our customers by providing well productivity data associated with our services, including fracturing support, fracturing plug drill out, flaring operations, ventless flowback operations, sand management and production testing. We believe we are one of the largest flowback and well testing providers to the U.S. land industry. We are a seasoned operator within Environmental Protection Agency (“EPA”) emissions regulations, offering green completions through our mobile production facilities. Our fleet of specialized portable combustors offers cleaner waste gas destruction and elimination, significantly reducing emissions, with an operational range from intermittent to 5mmcf/day without the need for an external power supply, further reducing the environmental impact.

Additionally, certain of our services utilize specialized, closed-loop vapor tanks that prevent the release of methane and vapors to the atmosphere during drill out and flowback operations. This collaborative process safely contains and combusts flare gas, reducing emissions at the wellsite. These solutions perform better than current EPA emissions regulations and therefore provide our customers with enhanced emissions reduction solutions to help meet their sustainability targets and initiatives. These services require highly-trained personnel that specialize in our cutting-edge technologies and equipment.

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

●	Fluids Hauling. Our Fluids Hauling group, operating under our subsidiaries, Tidal Logistics, Inc. (“Tidal Logistics”) and Complete Energy Services, LLC, provides transportation and stores water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and kill trucks, hot oilers, and hydrovacs along with other related assets, such as mobile storage tanks. Currently, we own and lease a sizable fleet of tractor trailers and body load trucks with operations across the Permian, MidCon, Eagle Ford, Haynesville, and Rockies regions.
●	Water Monitoring. Our Water Monitoring services support the full scope of our Water Services offerings and include hydrographic mapping services, remote pit and tank monitoring, generator monitoring, leak detection and automation-equipment monitoring services, including automated transfer pumps, automated manifolds, automated blending and proportioning systems and telemetry meter trailers. These services securely track water assets and measure information such as flow rates, temperature, pressure and water qualities such as pH and salinity, providing real-time data through our customized portals and alert systems which are accessible 24/7 via computer, smart phone or tablet.
●	Water Containment. We provide a diverse set of primary and secondary containment solutions for the temporary storage and containment of water and fluids. We believe we are the largest provider of high-capacity aboveground water storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 60,000 barrels per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a low-cost containment alternative to traditional fracturing tanks. ASTs can be set up as part of our Water Treatment & Recycling service offerings, which can be bundled with our Water Sourcing and Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and installed in one day, replacing the equivalent of 80 trucks delivering individual 500-barrel fracturing tanks. This reduction in truck traffic provides a significant reduction in traffic congestion in local communities as well as the associated emissions from the transportation of those fracturing tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We also offer assorted secondary containment solutions, from drive-over to raised barriers and nested AST solutions, that are designed to reduce the risk and environmental impact of potential spills.
●	Accommodations and Rentals. Our accommodations and rentals service line, operating under our subsidiary, Peak Oilfield Services, LLC, provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations in the U.S. onshore oil and gas industry. The services provided include fully furnished office and living quarters, freshwater supply and wastewater removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long-term rentals supporting field personnel. Further, our recent acquisition of the HB Rentals assets has bolstered our presence in multiple regions and added thousands of fixed asset units, including skid mounted housing units and trailer housing units giving us a leading position in this service line.

Water Services Geographic Areas of Operation

We provide our Water Services offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Flowback and Well Testing	✓	✓	—	✓	✓	✓	✓
Fluids Hauling	✓	✓	—	✓	—	✓	✓
Water Monitoring	✓	✓	✓	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Accommodations and Rentals	✓	✓	—	✓	✓	✓	✓

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

Certain large domestic and international oilfield services companies offer some water-oriented and environmental services, though these are generally ancillary to their core businesses. As a result, the water solutions industry is highly fragmented and our main competitors are typically smaller and often private service providers that focus on water solutions and logistical services across a narrow geographic area or service offering. We seek to differentiate ourselves from our competitors by delivering comprehensive, high-quality services and equipment, coupled with well-trained people and a commitment to sustainability, superior execution and a safe working environment.

Water Infrastructure Segment

Our Water Infrastructure segment is operated primarily under our subsidiaries, Select Energy Services, LLC (“Select LLC”) and Select Agua Libre Midstream, LLC. This segment provides water sourcing, recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, semi-permanent pipeline infrastructure, earthen pits, water sources and SWDs.

Water Infrastructure Service Lines

Our Water Infrastructure segment is divided into the following service lines:

●	Water Sourcing. Our Water Sourcing service line provides water, permitting and, in some instances, necessary logistics required by our E&P customers to support their drilling and completion operations. Our sourcing efforts include identifying, developing and obtaining the right to use water from a variety of sources, including surface, subsurface, industrial, municipal and produced water. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights in excess of two billion barrels of water annually from hundreds of strategically-located sources.
●	Water Treatment & Recycling. Our Water Treatment & Recycling business provides tailored solutions to fit specific customer water quality and delivery needs. We utilize both standard and proprietary processes and technology, including mechanical and chemical technologies, that provide high-quality, large volume throughput and cost-optimized solutions for our E&P customers. These solutions are largely designed for the recycling and reuse of flowback and produced water to meet a customer’s well completion water needs. We provide our customers with high-quality completion water volumes while reducing the need to source fresh water as well as reducing the need for disposal into SWDs. Our recycling operations consist of temporary, semi-permanent and permanent infrastructure, including above-ground and in-ground containment along with treatment processing assets and facilities, capable of recycling large volumes of produced water for reuse in the hydraulic fracturing process.

Over the course of 2021, we continued to invest in developing produced water recycling infrastructure with multiple new facilities commencing operations in the Midland and Delaware Basins backed by long-term contracts, resulting in approximately 375,000 barrels per day of produced water recycling capacity in the Permian Basin, supported by approximately 150,000 barrels per day of mobile recycling capacity. These facilities are also supported by approximately

3 million barrels of storage capacity and pipeline infrastructure for the gathering and delivery of produced water into and out of the facilities. Additionally, in 2021 we were awarded a three year take-or-pay contract to build, own and operate a produced water recycling facility for a major integrated oil and gas company in the Rockies region, set to commence operations in early 2022. The Rockies facility will have a throughput capacity to receive and treat 15,000 barrels per day with the ability to upgrade to 30,000 barrels per day.

●	Pipelines & Logistics. We have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography. In many instances, we also provide the associated storage and logistics needed to deliver the water directly to our customers’ wellsites. We have developed pipeline systems in the Northern Delaware Basin of the Permian Basin in Texas and New Mexico, the Bakken in North Dakota, and the Rockies in Colorado.
o	Permian: We have significant Permian Basin infrastructure, primarily in the Northern Delaware Basin in New Mexico, but also in the Southern Delaware Basin and the Midland Basin in Texas. We have a vast array of brackish, effluent and industrial water sources and significant water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, all located in the Northern Delaware Basin portion of the Permian Basin. In 2019, we expanded our Northern Delaware Basin water infrastructure with the construction of a large diameter, 40-mile pipeline system that delivers drilling and completion water required by our customers in New Mexico’s Lea and Eddy Counties, as well as provides the ability to transport produced water resulting from oil and gas production to recycling facilities or to disposal wells. This system expansion is supported by a multi-year take-or-pay contract with a major integrated oil company for the purchase and delivery of 75 million barrels of water in total, which commenced in 2019. In support of this growing Permian water infrastructure network, we also acquired storage infrastructure during 2021 from an existing customer to add storage capacity to our existing infrastructure footprint.

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

o	Rockies: We signed a multi-year agreement with a large customer in the Rockies with a dedicated pipeline from its property to our water treatment facility and adjacent saltwater disposal well. We will receive, treat and recycle water and have the ability to dispose of excess water for this customer.
●	Fluid Disposal. The acquisitions of Complete and Agua Libre significantly increased the number of active SWDs we own and operate. We currently operate a sizable portfolio of active SWDs across the Permian, MidCon, Bakken, South Texas, Rockies and Haynesville regions. We also have a significant amount of additional permitted, undeveloped disposal capacity as well as additional permits in process. In total, we have more than 2.2 million barrels per day of daily permitted disposal capacity across the basins we operate. We dispose of both flowback water produced from well completion operations as well as naturally-occurring produced water that is

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

Geographic Region
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Marcellus / Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	✓	✓	✓
Pipelines Systems & Associated Logistics	✓	—	✓	—	—	✓	✓
Fluid Disposal	✓	✓	✓	✓	—	✓	✓

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

Certain large midstream companies offer some water-oriented and infrastructure services, though these are generally ancillary to their core businesses of gathering and transporting oil and gas volumes. Additionally, certain of our E&P customers have invested in water infrastructure for their own operations. As a result, the water infrastructure competitive landscape is highly fragmented and our main competitors, aside from E&P companies, are typically private water midstream companies and smaller water service providers that focus on a more limited geographic area or service offering. We seek to differentiate ourselves from our competitors through our expansive scale and by delivering high-quality solutions throughout the sourcing, recycling and disposal elements of the water lifecycle, coupled with extensive regulatory expertise, well-trained people and a commitment to superior execution and a safe working environment. Additionally, we believe our ability to couple our water infrastructure with our water services and oilfield chemicals expertise provides an advantage relative to our competition.

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

Oilfield Chemicals Service Lines

Our Oilfield Chemicals segment is divided into the following services lines:

●	Completion Chemicals. Through our Completion Chemicals service line, we develop, manufacture and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. Our product lines support the three major types of well completions used in shale oil and gas development today (cross-linked gel frac, linear fracs and slickwater fracs). We can provide 24/7/365 time-critical logistical support to our customers. Our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct-to-wellsite delivery to ensure seamless product availability for our customers. With our expertise in fracturing chemistry, we can develop customized products to meet customers’ frac-fluid system requirements. We have two primary manufacturing facilities, one in the Permian Basin and one in East Texas, five regional distribution centers, approximately 36 heavy chemical transport trucks and over 200 on-site storage and transport trailers.
●	Production Chemicals. Through our Production Chemicals service line, we help our customers analyze well performance issues and develop engineered chemical solutions to enhance production and well performance and reduce production costs. We have two primary manufacturing facilities, one in the Permian Basin and one in East Texas. We serve the Permian, Eagle Ford and MidCon markets and we offer analytical services as well as lab and field support through 10 field locations. Our products include production-enhancing chemicals, ancillary oilfield services, including corrosion and scale monitoring, chemical inventory management, well failure analysis, and lab services. In the Permian, our centrally located lab provides complete water and bacteria analysis through the well lifecycle beginning with fracturing water through the production cycle. Our strategy is to provide basin-specific production chemicals solutions that lower our customers’ costs and increase their production. Our products help our customers mitigate scaling, corrosion, hydrogen sulfide and paraffin build-up problems. This service line allows us to help our customers manage well performance and costs over the lifecycle of a well. We believe our Production Chemicals service line complements our Water Services and Water Infrastructure segments by expanding our relationships with key customers and pulling through other services. Our Production Chemicals business works closely with our Completion Chemicals service line, for example, when advising customers on the fluid systems best suited for a particular well when it transitions from completion to production.
●	Well Chemical Services. Through our Well Chemical Services service line, we provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services in the U.S. land market. Our chemical experts provide pre-treatment water sampling, analysis and testing to determine a water’s chemistry, then design the most effective fracturing fluid system. The WCS team delivers customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. WCS provides disinfection treatment based on proven chlorine dioxide (ClO2) technology, with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions. This service neutralizes microorganisms, hydrogen sulfide (H2S), iron sulfide, phenols, mercaptans, and polymers in the surface water. Our highly mobile solids removal units offer a flexible, economic solution compared to permanently installed equipment, which may not be ideal for every application. These units, which can treat up to 10,000 barrels of water per day, are simple to set up, have low energy consumption rates, and have a small operating footprint, making them suitable for nearly any wellsite. WCS provides optimized flow assurance solutions through patented solid inhibitors, which prevent downhole deposition and tubular damage while increasing production and decreasing non-productive time. These products inhibit scale, paraffin, asphaltenes, iron sulfide and salt while also counteracting bacteria and corrosion. Our WCS team works closely with both our Completion Chemicals and Production Chemicals service lines as well as our water treatment and recycling teams within our

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

Significant Customers

There were no customers that accounted for 10% or more of our consolidated revenues for the year ended December 31, 2021.

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

Our marketing activities are performed by an internal marketing group with input from key executives. We intend to build and maintain a well-recognized brand in the oil and gas industry through multiple media outlets, including our website and social media accounts, radio, print and billboard advertisements, and various industry-specific conferences, case studies, publications and lectures.

Environmental and Occupational Safety and Health Matters

Our water-related operations in support of oil and gas exploration, development and production activities pursued by our customers are subject to stringent and comprehensive federal, tribal, state and local laws and regulations in the U.S. governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits or other approvals to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, performance or expansion of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

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

The trend in U.S. environmental regulation is typically to place more restrictions and limitations on activities that may affect the environment. In particular, President Biden has issued several executive orders since taking office, and has made combating of climate change a priority under his administration. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Historically, our environmental compliance costs in the U.S. have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. Our customers may also incur increased costs or restrictions, delays or cancellations in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in curtailment of exploration, development or production activities that would reduce the demand for our services. Any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly construction, completion or water-management activities, waste handling, storage transport, disposal, or remediation requirements or increased climate-related restrictions on our customers’ operations could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over waters of the U.S., including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the U.S., President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for what constitutes “waters of the U.S.” As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the U.S.” in effect prior to 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted would serve as an interim approach to “waters of the U.S.” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule-based, in part, on additional stakeholder involvement. To the extent that any new final rule or rules issued by the EPA and Corps under the Biden Administration expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could increase compliance expenditures or mitigation costs and also reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in waters of the U.S. The OPA applies to vessels, offshore facilities, and onshore facilities, including E&P facilities that may affect waters of the U.S. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also currently limits the liability of a responsible party for economic damages, excluding all oil spill response costs, to $137.7 million; although this limit does not apply if the spill was caused by gross negligence or willful misconduct, resulted from a violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the U.S.

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

Furthermore, in response to seismic events in the past several years near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells in certain areas prone to increased seismic activity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. As a result of these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. The Texas Railroad Commission adopted similar rules in Texas.

States also may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. In Texas, the Texas Railroad Commission has pursued several regulatory initiatives during the latter half of 2021 as a result of recent seismic activity in an area of the Midland Basin from northeast Ector County to southwest Martin County known as the Gardendale Seismic Response Area (“SRA”), including: (i) directing wells operators in September 2021 to pursue voluntary reductions in produced water disposals from scores of produced water well facilities in response to six earthquakes of magnitude 3.5 or greater that occurred in the Gardendale SRA between February 2020 and September 2021; (ii) suspending injection operations of seven deep disposal wells within the Gardendale SRA effective December 15, 2021 in response to a 3.6 magnitude earthquake that occurred on October 26, 2021 and a 3.5 magnitude earthquake that occurred on November 16, 2021: and (iii) suspending all disposal well permits to inject oil and gas waste into deep strata within the boundaries of the Gardendale SRA (affecting some 33 wells) effective December 31, 2021. On December 31, 2020, a magnitude 4.2 earthquake occurred about 11 miles north of Stanton, Texas, about five miles east of the unincorporated community of Lenorah and 25 miles northeast of Midland. In response to this earthquake and some eight other earthquakes with magnitudes greater than 3.9, the Texas Railroad Commission established the Stanton SRA in January 2022 as a prelude to coordinating future industry-led actions to reduce the seismic hazard in this SRA. In Oklahoma, the Oklahoma Corporation Commission released well completions seismicity guidelines in late 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity and, furthermore, has, from time to time, issued orders limiting future increases in the volume of oil and gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state.

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

Additionally, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Moreover, in 2016, the federal Bureau of Land Management (“BLM”) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Litigation challenging the BLM's 2016 final rule as well as its 2018 final rule rescinding the 2016 rule has been pursued by various states and industry and environmental groups. While a California federal court vacated the 2018 final rule in July 2020, a Wyoming federal court subsequently vacated the 2016 final rule in October 2020 and, accordingly, both the 2016 and 2018 final rules are no longer in effect. However, appeals to those decisions are on-going. Notwithstanding these recent legal developments, further administrative and regulatory restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

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

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued attainment/nonattainment designations with respect to ground-level ozone and in December 2020, the EPA under the Trump Administration published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

Climate Change. The threat of climate change continues to attract considerable attention from the public and policymakers in the U.S. and around the world. As a result, numerous proposals have been made, and more are likely forthcoming at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. Federal regulatory initiatives have focused on, among other things, establishing construction and operating permit reviews for GHG emissions from certain large stationary sources, requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and reducing methane emissions from oil and gas production and natural gas processing and transmission operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. During 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (VOC) emissions in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas wellsites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. EPA anticipates issuing a final rule before end-of-year 2022.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists a non-binding agreement, the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the U.S. and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the U.S. commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has given rise to increasing political risk regarding climate change. In the U.S., President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, access to capital by fossil fuel producers as well as other companies supporting the oil and gas industry may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also focused on sustainability lending practices that favor “clean” power sources such as wind and solar, making those sources more attractive, and some these investors may elect not to provide funding for energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce demand for our services. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or our production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which we may not have considered or be prepared for every eventuality.

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). The U.S. Fish and Wildlife Service ("FWS") under the Trump Administration issued a final rule in January 2021 clarifying that criminal liability under the MBTA would apply only to actions "directed at" migratory birds, their nests, or their eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the MBTA prohibits incidental takes of migratory birds. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The dunes sagebrush lizard and the lesser prairie chicken are examples of species that, if listed as endangered or threatened under the ESA in the future, could impact our or our customers’ operations. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

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

Because our business involves the transportation of heavy equipment, freight and materials, we may also experience traffic accidents, which may result in spills, property damage and personal injury.

Despite our efforts to maintain high safety standards, including the installation of vehicle surveillance systems, from time to time we have suffered accidents, and there is a risk that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, and our relationship with customers, employees and regulatory agencies. In particular, in recent years many of our large customers have placed an increased emphasis on the safety records of their service providers. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

We maintain insurance coverage of types and amounts that we believe to be customary in the industry including workers’ compensation, employer’s liability, sudden & accidental pollution, umbrella, directors & officers, comprehensive commercial general liability, business automobile and property and equipment physical damage insurance. Our insurance coverage may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements.

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

We also make available free of charge through our website, www.selectenergy.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not a part of this Annual Report on Form 10-K.

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

Demand for our services is directly affected by capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Capital spending is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the COVID-19 pandemic, contributed to a sharp drop in prices for oil in the first quarter of 2020 continuing into the second quarter of 2020. In April 2020, OPEC+ agreed to curtail oil production by approximately 10 million barrels per day in a coordinated effort to bring supply into better alignment with demand and thereby support the price of oil. During the year ended December 31, 2021, the average West Texas Intermediate (“WTI”) spot price was $68.16, versus an average price of $39.16 for the year ended December 31, 2020 and $56.99 for the year ended December 31, 2019. While oil prices have increased significantly through the year ended December 31, 2021 since their lows in April 2020, the continued impact of the COVID-19 pandemic and the associated impacts to global oil demand may result in continued uncertainty around the near-term price of oil.

Volatility in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example, multiple leading international and national oil companies, as well as public and private independent oil and gas producers, severely reduced capital expenditures in 2020 and 2021. While initial customer budget indications for 2022 are generally positive, factors outside of our control can alter these budgets, or lead customers to underspend their budgets. Even in an environment of stronger oil and gas prices, fewer oil and gas well completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results and may continue to do so into the future. Sustained market uncertainty could also result in lower demand for our services, which could adversely affect our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	domestic and foreign economic conditions and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges resulting from limited worksite access, remote work arrangements, performance of contracts and supply chain disruption;
●	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 pandemic including potential vaccine mandates;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;
●	worldwide political, military and economic conditions;
●	political or civil unrest in the U.S. or elsewhere;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, may cause disruptions to our business and operational plans, which may include (i) shortages of qualified employees in a given area, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic, (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns or access restrictions, to ensure the safety of employees and (vi) reductions, delays or cancellations of planned operations by our customers. Additionally, these disruptions could negatively impact our financial results. For example, in response to the COVID-19 pandemic, we temporarily closed our corporate offices and restricted all non-critical personnel to work remotely for a period of time, reduced headcount and employee salaries both temporarily and permanently, closed certain yard locations, reduced third-party expenses, streamlined operations, reduced capital expenditures and recorded impairment expenses.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19 and related restrictions on travel and general mobility, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

The failure to successfully combine our business and Nuverra’s business in the expected time frame may adversely affect our future results.

If our business and Nuverra’s business are not successfully integrated, the anticipated benefits of the Nuverra merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Nuverra merger.

It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could adversely affect our ability to maintain relationships with customers and employees after the Nuverra merger or to achieve the anticipated benefits of the Nuverra merger. Integration efforts between Nuverra and us will also divert management attention and resources. These integration matters could have an adverse effect on us.

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

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During 2021, the WTI price for oil ranged from $47.47 to $85.64 per Bbl and the Henry Hub natural gas price ranged from $2.43 to $23.86. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

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

Because of the key nature of these permits and water infrastructure within the Bakken, the success and profitability of our business may be disproportionately exposed to factors impacting this region. These factors include, among others: (i) the prices of, and associated costs to produce, crude oil and gas from wells in the Bakken and other regional supply and demand factors (including the generally higher cost nature of production in the Bakken compared to other major shale plays and the pricing differentials that exist in the Bakken because of transportation constraints); (ii) the amount of exploration, development and production activities of our Bakken customers and their spending on our services; (iii) our ability to keep and maintain our governmental water permits; (iv) the cost of operations and the prices we can charge our customers in this region; and (v) the availability of equipment, supplies, and labor. Although we currently have secured key permits for water in this region, if we were to lose our water rights for any reason, including termination by the government upon the occurrence of a material breach, including nonpayment and default in performance, unexpected adverse environmental impacts, or our competitors were able to secure equivalent rights, our business could be materially harmed. In addition, our operations in the Bakken field may be adversely affected by severe weather events such as floods, blizzards, ice storms and tornadoes. For the years ended December 31, 2021, 2020 and 2019, our Bakken operations represented 2.5%, 6.4% and 7.1%, respectively, of our revenues. The concentration of our water permits and significant infrastructure assets in North Dakota also increases our exposure to changes in local laws and regulations, including those designed to protect wildlife and unexpected events that may occur in this region such as seismic events, industrial accidents or labor difficulties. Any of the risks described above could have an adverse effect on our financial condition, results of operations and cash flows.

Additionally, through acquisition and organic development efforts, we have bolstered our water and water-related services to our customers in New Mexico. We expect to further develop those water and water-related services in the state in the future but the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado, which is currently stayed pending further order by a special master. It is anticipated that any trial will commence in late summer 2022 and extend into the fall. In this lawsuit, Texas is alleging that New Mexico is unlawfully allowing diversion of Rio Grande surface water, including groundwater hydrologically connected to the Rio Grande, and thereby depriving Texas of the full amount of Rio Grande water it is due under the Rio Grande Compact, which agreement was created in 1938 to ensure that the two states and the state of Colorado would get their fair share of water from the river. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

Restrictions on the ability to procure water or changes in water sourcing or disposal requirements could decrease the demand for our water-related services.

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

During 2021, our trucking operations significantly increased as a result of the Complete and Basic asset acquisitions. In connection with the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. DOT and analogous state agencies, which govern such activities as the authorization to engage in motor carrier operations and regulatory safety. The trucking industry is subject to possible legislative and regulatory changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

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

We have operated at a loss in the past, including in 2021, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses, including in 2021. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.

We operate with most of our customers under MSAs. We endeavor to allocate potential liabilities and risks between the parties in the MSAs. Generally, under our MSAs, including those relating to our services, we assume responsibility for, including control and removal of, pollution or contamination which originates above the surface and originates from our equipment or services. Our customers generally assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. We may have liability in such cases if we are negligent or commit willful acts. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer-owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the above allocations of risk. As a result, we may incur substantial losses, which could materially and adversely affect our financial condition and results of operations.

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

In addition, we are subject to various claims and litigation in the ordinary course of business. We are a party to various pending lawsuits and proceedings. For more information, see Part I, Item 3. “Legal Proceedings.”

Delays or restrictions in obtaining permits by us for our operations or by our E&P customers for their operations could impair our business.

Our operations and the operations of our E&P customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundment tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Moreover, President Biden issued an executive order in January 2021 to suspend new federal leasing activities on federal lands and waters, which suspension also restricts the ability to conduct hydraulic fracturing on those federal lands that are not leased; however, a nationwide preliminary injunction issued by a federal judge in Louisiana in June 2021 has effectively halted implementation of the leasing suspension but the federal government is appealing the issuance of the injunction. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on possible actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities.

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

During 2021, we expanded our trucking operations with the acquisitions of Complete and Basic. We use trucks to transport some produced water to our wastewater disposal facilities. In recent years, certain states, such as North Dakota, Texas, Oklahoma, Louisiana and New Mexico and certain state counties have increased enforcement of weight limits on trucks used to transport raw materials on their public roads. It is possible that the states, counties and municipalities in which we operate our business may modify their laws or regulations to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and regulations and associated enforcement efforts could result in delays, and increased costs, with respect to the transport of produced water to our wastewater disposal facilities, which may either increase our operating costs or reduce the amount of produced water transported to our facilities. Such developments could decrease our operating margins or amounts of produced water and thereby have a material adverse effect on our results of operations and financial condition.

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

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, we may not be able to obtain suitable or cost-effective substitutes. During 2021, the importation of internationally sourced chemicals presented new challenges such as increased freight costs, limited container space, and reduced production of certain chemicals. We may also experience higher operating costs such as energy or transportation costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher production costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

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

The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders regarding hydraulic fracturing activities or leasing activities on federal properties could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, results of operations, and financial condition.

Our and our E&P customers' operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy, which could result in increased operating and capital costs for our customers, restrictions on drilling for our customers and reduced demand for the products and services we provide.

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

State and federal legislation and regulatory initiatives relating to our disposal operations and seismicity could harm our business.

Our disposal business and the number of SWDs we operate has significantly increased in connection with our 2021 acquisitions of Complete and Agua Libre. This disposal process has been linked to increased induced seismicity events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, and New Mexico. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Other states, such as Texas and Oklahoma, have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These and other states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. Any one or more of these developments may result in our having to limit disposal well volumes, disposal rates or locations, or to cease disposal well activities, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on seismic matters.

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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are subject to various and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

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

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our products and services, reduced profits, increased governmental investigations and private litigation against us.

Moreover, to an increasing extent, many institutional investors have announced plans to transition their portfolios to net-zero greenhouse gas emissions over the next 2-3 decades as part of a commitment to combat climate change. This has, and will likely continue to result in some (and perhaps a growing number of) institutions removing from their portfolios the shares of companies that do not meet their minimum investment standards. Further, banks and other capital providers are reassessing their capital allocation to our industry or making their participation conditional. This trend towards the divestment or limitation of future investment in companies involved in the development, production, transportation and utilization of fossil fuels, may adversely affect the price of our stock and limit our access to the debt and equity markets for capital to fund our growth.

In addition, organizations that provide proxy advisory services to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our stock price and/or our access to and costs of capital.

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

Potential vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, operations, and results of operations.

On September 9, 2021, President Biden announced a proposed rule requiring that all employers with at least

100 employees require that their employees be fully vaccinated or tested weekly (the “vaccine mandate”). The

OSHA issued an emergency temporary standard regulation to carry out this mandate. On November 4, 2021, the OSHA issued its related regulations for covered employers, including us, which set a January 4, 2022 deadline for compliance, which has subsequently been challenged in the courts and is currently stayed. On January 13, 2022, the Supreme Court struck down the mandate for employers with at least 100 employees to require vaccinations or weekly testing of their employees, but other variations of the pursuit for vaccine mandates could resurface in the future, including laws passed by Congress.

It is anticipated that, should a vaccine mandate go into effect, we would be subject to the OSHA regulation concerning the vaccine mandate. As a result, we may be required to implement a requirement that all of our employees or certain of our contractors get vaccinated or regularly tested for COVID-19. At this time, it is not possible to predict the impact that a vaccine mandate and any other related measures, or a vaccine requirement should we adopt one, will have on us. Any vaccine requirement put in place may result in employee attrition and impact our ability to recruit new talent and also negatively impact vendors and customers, all of which could have a material adverse effect on our business, operations, and results of operations.

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

Subject to such restrictions, our board of directors will periodically review the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our Class A common stock for an extended period of time, if at all. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2021, 2020 and 2019, we spent $40.0 million, $21.2 million and $110.1 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, external borrowings, capital contributions and proceeds from the issuance of equity securities. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

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

Our Credit Agreement contains certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Credit Agreement is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Credit Agreement has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days. Our ability to comply with such financial condition tests can be affected by events beyond our control and we may not be able to do so. The scheduled maturity date for our Credit Agreement is November 1, 2022. In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its respective equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. For additional information regarding our Credit Agreement, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Agreement.”

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

In addition, Legacy Owner Holdco, Crestview Partners II SES Investment B, LLC and the SCF Group (as defined below) (collectively, the “Registration Rights Holders”), who collectively own in excess of 30 million shares of our common stock, are party to a registration rights agreement which provides, among other things, for parties to that agreement to initiate or participate in an underwritten public offering of all or a portion of their shares. The Registration Rights Holders may exercise their rights under such agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time.

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

As of December 31, 2021, Legacy Owner Holdco beneficially owned 100% of our Class B common stock which represented approximately 14.7% of our outstanding voting capital stock. In addition, one of our directors is currently employed by Crestview Advisors, L.L.C. (“Crestview Partners”), our private equity sponsor and, through Crestview Partners II GP, L.P. (“Crestview GP”), the manager of funds that hold the largest equity interest in Legacy Owner Holdco. Other funds controlled by Crestview GP also have an interest in our currently outstanding shares of our Class A common stock, which represented an additional 4.1% of our outstanding voting capital. Collectively, these holders controlled approximately 18.2% of our voting shares. Holders of Class A common stock and Class B common stock generally will vote together as a single class on all matters presented to our stockholders for their vote or approval. Consequently, Legacy Owner Holdco will be able to significantly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions, regardless of whether other stockholders believe that a transaction is in their own best interests. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC; any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) SCF-VI, L.P., SCF-VII, L.P. and SCF-VII(A), L.P. and their respective affiliates, other than us (collectively, the “SCF Group”); (iii) the other entities (existing and future) that participate in the energy industry and in which the SES Group and SCF Group own substantial equity interests (the “Portfolio Companies”) or (iv) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, the SCF Group or the Portfolio Companies, including our Chairman, President and CEO , John D. Schmitz, our director, David C. Baldwin, and our Executive Vice President, Business Strategy, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us.

As a result, any member of the SES Group, SCF Group or the Portfolio Companies or any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, SCF Group or the Portfolio Companies may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of the SES Group, SCF Group or the Portfolio Companies or any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, SCF Group or the Portfolio Companies, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

The term of each Tax Receivable Agreement commenced upon the completion of the Select 144A Offering and will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreements (or the Tax Receivable Agreements are terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) and we make the termination payment specified in the Tax Receivable Agreements. In addition, payments we make under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the Tax Receivable Agreements are not terminated and we have sufficient taxable income to utilize all of the tax benefits subject to the Tax Receivable Agreements, the payments due under the Tax Receivable Agreement entered into with Legacy Owner Holdco and Crestview GP are expected to commence at a yet to be determined future date, and continue until the benefits of the last exchange of SES Holdings LLC Units are realized or expire, and the payments due under the Tax Receivable Agreement entered into with certain Legacy Owners are expected to commence at a yet to be determined future date, and to continue until the benefits of the exchanges are realized or expire.

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

Certain of the TRA Holders’ rights under the Tax Receivable Agreements are transferable in connection with a permitted transfer of SES Holdings LLC Units or if the TRA Holder no longer holds SES Holdings LLC Units. The payments under the Tax Receivable Agreements are not conditioned upon the continued ownership interest in either SES Holdings or us of any holder of rights under the Tax Receivable Agreements. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2021, the estimated termination payments would have been approximately $79.0 million (calculated using a discount rate equal to the lesser of 6.50% per annum, compounded annually, or one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $88.4 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2021) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreements if any tax benefits that have given rise to payments under the Tax Receivable Agreements are subsequently disallowed, except that excess payments made to the TRA Holders will be netted against payments that would otherwise be made to the TRA Holders, if any, after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

As of December 31, 2021, Legacy Owner Holdco owned approximately 14.7% of the outstanding SES Holdings LLC Units. Because it holds a portion of its ownership interest in our business in the form of direct ownership interests in SES Holdings rather than through us, Legacy Owner Holdco may have conflicting interests with holders of shares of Class A common stock. For example, Legacy Owner Holdco may have different tax positions from us, and decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may affect the timing and amount of payments that are received by the TRA Holders under the Tax Receivable Agreements. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Our ability to use Rockwater’s net operating loss carryforwards may be limited.

As of December 31, 2021, Rockwater had approximately $105.1 million of NOLs, which will begin to expire in 2035, approximately $62.6 million of state NOLs which will begin to expire in 2023, and approximately $6.5 million of foreign NOLs, which will begin to expire in 2037. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Rockwater experienced an ownership change in connection with the Rockwater Merger. As a result, some or all of our U.S. federal, state or foreign NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

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

As a component of our business strategy, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

●	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of the acquired business, including but not limited to environmental liabilities and plug and abandonment obligations;
●	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
●	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;
●	potential losses of key employees and customers of the acquired business;
●	risks of entering markets in which we have limited prior experience; and
●	increases in our expenses and working capital requirements.

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

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the year ended December 31, 2020, we recorded $7.9 million of abandonment charges to write down the carrying value of our long-lived assets and $9.1 million of impairment charges to write down the carrying value of our trademarks. There were not costs related to trademark impairment or abandonment of property and equipment in 2021.

We may be required to take a write-down of the carrying value of goodwill.

We had no goodwill as of December 31, 2021, but we could add goodwill in the future in connection with business combinations. We conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill. For the year ended December 31, 2019, we recorded $4.4 million of goodwill impairment in connection with Affirm Oilfield Services, LLC’s (“Affirm”) reporting unit based on the then-expected proceeds from the sale of our Affirm business. For the year ended December 31, 2020, we impaired $266.9 million of goodwill in connection with the COVID-19 pandemic.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease space for our principal executive offices in Houston and Gainesville, Texas and we also lease local office space in the regions in which we operate. Additionally, we own and lease numerous storage facilities, trucking facilities and sales and administrative offices throughout the geographic areas in which we operate. In connection with our Oilfield Chemicals segment, we own two primary manufacturing facilities in Texas, and we lease three primary regional distribution centers through which we provide products to our customers in all major U.S. shale basins. Our leased properties are subject to various lease terms and expirations.

We believe all the properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the sale or consolidation of our properties, as our business requires.

The following table shows our active leased and owned properties categorized by segment as of December 31, 2021:

Region	Water Services	Water Infrastructure	Oilfield Chemicals	Corporate & Other	Total

Leased	55	15	7	3	80
Owned	43	22	9	—	74
	98	37	16	3	154

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

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 21, 2022, there were 159 stockholders of record of our Class A common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our only equity compensation plans are the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) and the Select Energy Services, Inc. Employee Stock Purchase Plan (the "ESPP"). The 2016 Plan was approved by our stockholders prior to our initial public offering but has not been approved by our public stockholders; however, the first amendment to the 2016 Plan was approved by our public stockholders in October 2017 and the second amendment to the 2016 Plan was approved by our public stockholders in May 2020. The ESPP was approved by our stockholders on May 4, 2018. See “Note 12—Equity-Based Compensation” for a description of our equity compensation plans.

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,074,216	$16.89	2,832,299
Equity compensation plans not approved by security holders	—	—	—
Total	2,074,216	$16.89	2,832,299

(1)	Only stock options have an exercise price.
(2)

This column reflects the total number of shares of Class A common stock (i) subject to outstanding rights under the ESPP and (ii) remaining available for issuance under the 2016 Plan and the ESPP. Shares remaining available under the 2016 Plan may be issued other than with respect to options, warrants or rights.

Issuer Purchases of Equity Securities

			Approximate Dollar Value of
	Total Number of	Average Price	Shares that May Yet be Purchased
Period	Shares Purchased	Paid per Share(1)	Under the Plans or Programs(2)
October 1 through October 31, 2021	—	$—	$2,377,345
November 1 through November 31, 2021	—	$—	$2,377,345
December 1 through December 31, 2021	—	$—	$2,377,345

(1)	The average price paid per share includes commissions.
(2)

Our board of directors has approved programs permitting the Company to repurchase a portion of its outstanding shares of Class A common stock in the open market not to exceed $25.0 million in the aggregate.

ITEM 6.              RESERVED

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in Part II, Item 8. “Financial Statements and Supplementary Data”. This discussion and analysis contains forward-looking statements based on our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the U.S. We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion and production operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water, such as brackish water or municipal or industrial effluent. Through our expertise in chemical technologies and our FluidMatch™ design solutions, we provide water profiling and fluid assessment services for our customers to support the optimization of their fluid systems, enabling the economic use of these alternative sources. We also work with our E&P customers to lower their emissions through methane combustion technology, and reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems, which are supported by extensive monitoring and automation technology solutions that provide safer and more efficient water resource management. These solutions significantly reduce the demand for trucking operations, thereby reducing gasoline and diesel exhaust emissions, increasing safety and decreasing traffic congestion in nearby communities.

Recent Trends and Outlook

The recent acquisition of Complete, the acquisition of substantially all of the assets of Agua Libre and other water-related assets, operations and assumed liabilities from Basic, and the acquisition of U.S. Lower 48 onshore accommodations and rental assets and operations H.B. Rentals, benefitted our financial results in the year ended December 31, 2021, as well as our competitive positioning in the water solutions market. These acquisitions expanded our geographic footprint, most notably in the Rockies region, provided access to employee expertise, as well as opportunities to expand our growing water recycling business into new areas. The acquisitions also increased our market share and added significant revenue-producing assets and multiple opportunities for future revenue and cost synergies.

On December 12, 2021, the Company entered into the Nuverra Merger Agreement with Nuverra, an energy-focused environmental solutions company, providing comprehensive, full-cycle environmental solutions, including the removal, treatment, recycling, transportation and disposal of restricted solids, fluids and hydrocarbons for exploration and production companies operating across the U.S., including in the Bakken, Haynesville, Marcellus and Utica Shales. With the Nuverra transaction, we will be adding more than 300,000 barrels per day of permitted daily disposal capacity in Texas, Louisiana, North Dakota, Montana and Ohio. When combined with our existing assets and other recent acquisitions, this brings our company-wide permitted daily disposal capacity to approximately 2.5 million barrels per day. The transaction closed on February 23, 2022. See “Note 19—Subsequent Events” for additional information on the merger.

The ongoing effects of the COVID-19 pandemic on our operations have had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the year ended December 31, 2021, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity all fully rebound. While we have seen activity improve considerably since the low point experienced in 2020, there remains uncertainty, but global oil inventories have rapidly normalized with continued demand growth. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the recent elevated volatility in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The future magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot estimate its impact on our business, financial condition or near- or longer-term financial or operational results with certainty. In this environment, the Company has planned for a range of scenarios and has taken a number of actions to decrease operating and capital expenses, and defer other expenses in accordance with the provisions of the CARES Act. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

During the year ended December 31, 2021, the average spot price of WTI crude oil was $68.16 versus an average price of $39.16 for the year ended December 31, 2020. The average Henry Hub natural gas spot price during the year ended December 31, 2021, was $3.91 versus an average of $2.04 for the year ended December 31, 2020. The significant improvement in oil and gas prices in 2021 relative to 2020 has been driven largely by reduced oil inventories resulting from economic recovery and oil demand growth in much of the world. These price levels are supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have demonstrated their resolve to manage their capital spending to within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, has greatly improved over the year ended December 31, 2021.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the growing trends around the reuse applications of produced water, particularly in the Permian Basin but also emerging in other basins as well, however, provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells.

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

Permian Basin and Rockies Recycling Facility Projects

In 2021, we were awarded contracts underwriting the construction of three new produced water recycling facilities serving key customers in the Permian Basin, with two located in the Midland Basin and one located in the Delaware Basin. These state-of-the-art facilities will allow us to leverage our expertise in fracturing chemistry and fluid optimization and provide customers with sustainable recycling solutions that deliver a consistent water quality standard for use in completion activities, thereby decreasing both fresh water usage and waste disposal. We also signed a multi-year agreement with a large customer in the Rockies with a dedicated pipeline from its property to our water treatment facility. We will receive, treat and recycle water and have the ability to dispose excess water for this customer. The facility will have a throughput capacity to receive and treat 15,000 barrels per day with the ability to upgrade to 30,000 barrels per day. This agreement includes a minimum volume commitment and operations commenced in the fourth quarter of 2021.

In support of this growing Permian water infrastructure network, we also acquired infrastructure from an existing customer with one million barrels of storage capacity and are in the process of upgrading our previously announced Midland Basin produced water recycling facility to meet additional commercial demand from customers adjacent to the facility. We commenced construction on the two new Midland Basin fixed infrastructure produced water recycling facilities during the second quarter of 2021. Both projects are supported by long-term contracts with private operators in the Midland Basin for the purchase and delivery of recycled produced water. Each facility will support the recycling of up to 40,000 barrels of water per day while providing approximately 1.3 million barrels of adjacent recycled water storage capacity. Operations commenced during the second half of 2021.

Additionally, we expanded our previously announced Midland Basin produced water recycling facility serving Martin and Midland Counties, Texas and installed a bi-directional pipeline infrastructure to connect the facility to nearby operators to meet increasing demand from our anchor customer as well as from nearby third-party operators. These upgrades are expected to increase the throughput capacity of the facility by 30% to 65,000 barrels of produced water per day and increase the nearby recycled water storage capacity by 40% to 2.7 million barrels. The new pipeline is capable of transporting approximately 58,000 barrels of water per day to and from the facility. These upgrades were completed and became operational during the second half of 2021, and are expected to be accretive financially given the existing infrastructure already in place.

We also completed construction and commenced operations on a third facility during the second half of 2021, which is a centralized produced water recycling facility for a major integrated operator in the Delaware Basin. This facility is designed for recycling up to 30,000 barrels of produced water per day and will be supported by one million barrels of adjacent recycled water storage capacity.

These projects supplement our sizable existing footprint of water storage, distribution and recycling infrastructure in the Permian Basin and represent our entry with recycling solutions into the Rockies. In aggregate, we expect to spend approximately $10 million to construct the three new recycling facilities, to purchase the existing storage infrastructure, and to upgrade the existing produced water treatment facilities in the Midland Basin. Once fully operational, these projects will bring our total centralized produced water recycling capacity in the Permian Basin to approximately 375,000 barrels of water per day, which is supplemented by our mobile recycling technologies and capabilities that are currently supporting nearly 150,000 barrels per day of active produced water recycling projects.

February 2021 Severe Weather

Severe winter weather in February 2021 negatively impacted our 2021 results, equating to approximately one lost week of operations across most of our locations, with extended raw material shortages that impacted our Oilfield Chemicals segment into March. We estimate that this negatively impacted 2021 revenue by an amount ranging from $9 million to $12 million.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business as well as the Company’s industrial solutions business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions and infrastructure, and our produced water gathering systems and SWDs, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities supplying logistics for chemical applications. We develop, manufacture and apply a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, vehicle and equipment costs (including depreciation, repair, rental and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are incurred only when we provide water and water-related services or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $285.7 million, $243.6 million and $477.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of our recurring labor costs are variable and are incurred only while we are providing operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repair and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $165.1 million, $157.6 million and $245.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $209.7 million, $154.2 million and $274.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $58.5 million, $35.6 million and $81.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Rising fuel prices impact our transportation costs, which affect the pricing and demand for our services and, therefore, our results of operations.

Public Company Costs

General and administrative expenses related to being a publicly-traded company include: Exchange Act reporting expenses; expenses associated with compliance with Sarbanes-Oxley; expenses associated with maintaining our listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. We expect that these and other general and administrative expenses related to being a publicly-traded company will generally remain consistent with costs incurred during 2021. Costs incurred by us for corporate and other overhead expenses will be reimbursed by SES Holdings pursuant to the SES Holdings LLC Agreement.

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

Gross Margins

Gross margins provide an important gauge of how effective we are at converting revenue into profits. This metric works in tandem with gross profit to ensure that we do not seek to increase gross profit at the expense of lower margins, nor pursue higher gross margins at the expense of declining gross profits. We track gross margins by segment and service line and compare them across prior periods and across segments and service lines to identify trends as well as underperforming segments.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to generally accepted accounting principles in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Agreement. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Factors Affecting the Comparability of Our Results of Operations to Our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below and those described in “—Recent Trends and Outlook” above.

Acquisition and Divestiture Activity

As described above, we are continuously evaluating potential investments, particularly in water infrastructure and other water-related services and technology. To the extent we consummate acquisitions, any incremental revenues or expenses from such transactions are not included in our historical results of operations.

Complete Energy Services Acquisition

On July 9, 2021, we acquired Complete, an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for purchase consideration of $34.7 million. Our historical financial statements for periods prior to July 9, 2021 do not include the results of operations of Complete.

UltRecovery Acquisition

On August 2, 2021, we acquired substantially all of the assets of UltRecovery Corporation (“UltRecovery”), a provider of sustainable production enhancement applications focused on existing conventional and unconventional oil and gas wells. The total purchase consideration was $3.6 million and our historical financial statements for periods prior to August 2, 2021 do not include the results of operations of UltRecovery.

Agua Libre and Basic Acquisition

On October 1, 2021, we completed the acquisition of certain assets of Agua Libre and other water-related assets, operations and assumed liabilities from Basic. The total purchase consideration was $21.1 million and our historical financial statements for periods prior to October 1, 2021 do not include the results of operations of Agua Libre and Basic.

HB Rentals Acquisition

On December 3, 2021, Peak Oilfield Services, LLC, an indirect wholly-owned subsidiary of Select, completed the acquisition of certain assets of HB Rentals, an indirect wholly-owned subsidiary of Superior. The total purchase consideration was $8.7 million and our historical financial statements for periods prior to December 3, 2021 do not include the results of HB Rentals. Refer to “Note 3—Acquisitions and Divestitures” for detail on recent acquisition and divestiture activity.

Results of Operations

The following table sets forth our results of operations, including revenue by segment, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$394,075	$319,766	$74,309	23.2%
Water Infrastructure	154,789	125,356	29,433	23.5%
Oilfield Chemicals	215,756	159,983	55,773	34.9%
Total revenue	764,620	605,105	159,515	26.4%

Costs of revenue
Water Services	346,730	291,734	54,996	18.9%
Water Infrastructure	115,887	99,546	16,341	16.4%
Oilfield Chemicals	191,115	143,550	47,565	33.1%
Other	—	740	(740)	NM
Depreciation and amortization	90,028	98,800	(8,772)	(8.9)%
Total costs of revenue	743,760	634,370	109,390	17.2%
Gross profit (loss)	20,860	(29,265)	50,125	171.3%

Operating expenses
Selling, general and administrative	83,076	74,364	8,712	11.7%
Depreciation and amortization	2,430	2,872	(442)	(15.4)%
Impairment of goodwill and trademark	—	276,016	(276,016)	NM
Impairment and abandonment of property and equipment	—	7,910	(7,910)	NM
Lease abandonment costs	894	4,350	(3,456)	NM
Total operating expenses	86,400	365,512	(279,112)	NM
Loss from operations	(65,540)	(394,777)	329,237	NM

Other (expense) income
Losses on sales of property and equipment and divestitures, net	(2,068)	(2,815)	747	(26.5)%
Interest expense, net	(1,711)	(2,136)	425	(19.9)%
Foreign currency gain, net	2	39	(37)	NM
Bargain purchase gain	18,985	—	18,985	NM
Other income (expense), net	673	(3,519)	4,192	NM
Loss before income tax (expense) benefit	(49,659)	(403,208)	353,549	NM
Income tax (expense) benefit	(147)	1,476	(1,623)	NM
Equity in losses of unconsolidated entities	(279)	—	(279)	NM
Net loss	$(50,085)	$(401,732)	$351,647	NM

Revenue

Our revenue increased $159.5 million, or 26.4%, to $764.6 million for the year ended December 31, 2021, compared to $605.1 million for the year ended December 31, 2020. The increase was composed of a $74.3 million increase in Water Services revenue, a $29.4 million increase in Water Infrastructure revenue and a $55.8 million increase in Oilfield Chemicals revenue. For the year ended December 31, 2021, our Water Services, Water Infrastructure and Oilfield Chemicals revenues constituted 51.6%, 20.2% and 28.2% of our total revenue, respectively, compared to 52.9%, 20.7% and 26.4%, respectively, for the year ended December 31, 2020. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $74.3 million, or 23.2%, to $394.1 million for the year ended December 31, 2021, compared to $319.8 million for the year ended December 31, 2020. The increase was primarily attributable to higher demand for our services in comparison to the year ended December 31, 2020, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic, as well as $78.6 million of incremental revenue contributed by the Complete, Basic and HB Rentals acquisitions. This was partially offset by comparative decreases in the first quarter of 2021 versus the first quarter of 2020, as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also offsetting the comparative increase was the impact of severe weather in February 2021 for the year ended December 31, 2021.

Water Infrastructure. Revenue increased by $29.4 million, or 23.5%, to $154.8 million for the year ended December 31, 2021, compared to $125.4 million for the year ended December 31, 2020. The increase was primarily attributable to higher demand for our services in comparison to the year ended December 31, 2020, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic, as well as $6.0 million of incremental revenue contributed by the Complete and Agua Libre acquisitions. This was partially offset by comparative decreases in the first quarter of 2021 versus the first quarter of 2020, as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also offsetting the comparative increase was the impact of severe weather in February 2021 for the year ended December 31, 2021.

Oilfield Chemicals. Revenue increased $55.8 million, or 34.9%, to $215.8 million for the year ended December 31, 2021, compared to $160.0 million for the year ended December 31, 2020. The increase was primarily attributable to higher demand for our services in comparison to the year ended December 31, 2020, which was impacted by a significant reduction in drilling and completions activity following the onset of the COVID-19 pandemic. This was partially offset by comparative decreases in the first quarter of 2021 versus the first quarter of 2020, as the majority of the first quarter of 2020 revenue activity occurred before the onset of the COVID-19 pandemic. Also offsetting the comparative increase was the impact of severe weather in February 2021 for the year ended December 31, 2021.

Costs of Revenue

Costs of revenue increased $109.4 million, or 17.2%, to $743.8 million for the year ended December 31, 2021, compared to $634.4 million for the year ended December 31, 2020. The increase was comprised of a $55.0 million increase in Water Services costs, a $16.3 million increase in Water Infrastructure costs and a $47.6 million increase in Oilfield Chemicals costs. This was partially offset by an $8.8 million decrease in depreciation and amortization expense, primarily due to a lower fixed asset base prior to the Complete, Agua Libre and Basic, and HB Rentals acquisitions.

Water Services. Costs of revenue increased $55.0 million, or 18.9%, to $346.7 million for the year ended December 31, 2021, compared to $291.7 million for the year ended December 31, 2020. Cost of revenue as a percent of revenue decreased to 88.0% from 91.2%, primarily due to a gradual increase in demand for our services after June 30, 2020, which spread fixed costs over a larger revenue base. Additionally, costs of revenue were impacted during the year ended December 31, 2020, by severance and yard closure costs totaling $5.6 million.

Water Infrastructure. Costs of revenue increased $16.3 million, or 16.4%, to $115.9 million for the year ended December 31, 2021, compared to $99.5 million for the year ended December 31, 2020. Cost of revenue as a percent of revenue decreased to 74.9% from 79.4%, primarily due to a higher relative contribution from high-margin pipeline revenue as well as a discrete cost in the year ended December 31, 2020 related to a customer bankruptcy. Additionally, costs of revenue were impacted during the year ended December 31, 2020 by severance and yard closure costs totaling $0.5 million.

Oilfield Chemicals. Costs of revenue increased $47.6 million, or 33.1%, to $191.1 million for the year ended December 31, 2021, compared to $143.6 million for the year ended December 31, 2020. Cost of revenue as a percent of revenue decreased to 88.6% from 89.7%, primarily due to certain events in 2020 that did not recur in 2021. For the year ended December 31, 2020, costs of revenue were impacted by inventory adjustments and reserve additions of $0.6 million, severance costs of $0.6 million, and yard closure and equipment rental return costs of $0.5 million, including costs associated with idling our Tyler manufacturing facility to consolidate production in Midland. For the year ended December 31, 2021, costs were impacted by the severe winter weather in February and rising raw materials costs due to certain raw materials shortages, supply chain challenges, and inflationary pressures.

Depreciation and Amortization. Depreciation and amortization expense decreased $8.8 million, or 8.9%, to $90.0 million for the year ended December 31, 2021, compared to $98.8 million for the year ended December 31, 2020, primarily due to a lower fixed asset base for the majority of the year ended December 31, 2021, prior to the Complete, Agua Libre and Basic, and HB Rentals acquisitions.

Gross Profit (Loss)

Gross profit was $20.9 million for the year ended December 31, 2021 compared to a gross loss of $29.3 million for the year ended December 31, 2020. Gross profit increased by $19.3 million in our Water Services segment, $13.1 million in our Water Infrastructure segment and $8.2 million in our Oilfield Chemicals segment. Depreciation and amortization expense also decreased by $8.8 million. Gross margin as a percent of revenue was 2.7% and (4.8%) during the years ended December 31, 2021 and December 31, 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.7 million, or 11.7%, to $83.1 million for the year ended December 31, 2021, compared to $74.4 million for the year ended December 31, 2020. The increase was primarily due to $5.8 million of costs from the additional personnel and related back-office expenses as a result of our 2021 acquisitions, comprised of $4.1 million of personnel costs and $1.7 million of other back-office costs, a $3.7 million increase in equity-based compensation costs, $2.6 million in higher legal and professional fees in connection with work on realized and considered transactions, $1.3 million in higher dues and subscriptions, $1.1 million in higher travel, meals and entertainment costs, and $1.5 million from a combination of other expenses partially offset by a $6.6 million net decrease in bad debt expense and $0.7 million in lower costs related to the Company’s annual bonus plan.

Impairment

Goodwill and trademark impairment costs were $276.0 million for the year ended December 31, 2020. During the year ended December 31, 2020, all of our goodwill was impaired due to the significant decline in oil prices and the uncertainty associated with the future recovery. We also recorded a $9.1 million partial impairment of our Rockwater trademark.

Impairment and abandonment of property and equipment costs were $7.9 million for the year ended December 31, 2020. These impairment costs were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater disposal and fresh water wells, and obsolete machinery and equipment.

There were no costs related to goodwill and trademark impairment or impairment and abandonment of property and equipment in 2021.

Lease Abandonment Costs

Lease abandonment costs were $0.9 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, lease abandonment costs primarily related to expenses associated with facilities previously abandoned. The costs incurred in 2020 were primarily due to leases abandoned associated with realignment and combining activity on fewer leased properties.

Bargain Purchase Gain

Bargain purchase gain of $19.0 million in 2021 was comprised of $9.4 million, $5.9 million and $3.6 million for the Complete, HB Rentals, and Agua Libre and Basic acquisitions, respectively. The Complete and HB Rentals acquisitions resulted in a bargain purchase in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations. The Agua Libre and Basic acquisition resulted in a bargain purchase as the seller was distressed and decided to divest its assets and operations to multiple buyers as operations were wound down and the business was shuttered.

Other Income (Expense)

Other income was $0.7 million for the year ended December 31, 2021 compared to other expense costs of $3.5 million for the year ended December 31, 2020. During the year ended December 31, 2021, other income primarily related to the disposal of asset retirement obligations and the realized gain, partially offset by an unrealized loss on equity securities sold in 2021 versus the mark-to-market fair value as of December 31, 2020. During the year ended December 31, 2020, other expenses primarily related to legal and sales tax expenses related to certain acquired subsidiaries.

Net Loss

Net loss decreased by $351.6 million, to a net loss of $50.1 million for the year ended December 31, 2021 compared to a net loss of $401.7 million for the year ended December 31, 2020, primarily due to the $276.0 million in goodwill and trademark impairment costs and $7.9 million in impairment and abandonment of property and equipment costs during the year ended December 31, 2020, a $50.1 million increase in gross profit for the year ended December 31, 2021 and a bargain purchase gain of $19.0 million related to 2021 acquisitions, an increase to other income (expense) of $4.2 million and a $3.5 million reduction in lease abandonment costs. This was partially offset by an increase in selling, general and administrative costs of $8.7 million.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA, as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Credit Agreement. See “—Note Regarding Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the years ended December 31, 2021 and 2020. The reconciliation of EBITDA and Adjusted EBITDA for the years ended December 31, 2020 and 2019 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2021	2020

Net loss	$(50,085)	$(401,732)
Interest expense, net	1,711	2,136
Income tax expense (benefit)	147	(1,476)
Depreciation and amortization	92,458	101,672
EBITDA	44,231	(299,400)
Non-cash compensation expenses	9,469	5,764
Nonrecurring severance expenses(1)	3,225	7,168
Non-cash loss on sale of assets or subsidiaries(2)	4,596	9,767
Nonrecurring transaction costs(3)	5,656	4,439
Lease abandonment costs(4)	894	4,350
Impairment of goodwill and trademark(4)	—	276,016
Impairment and abandonment of property and equipment(4)	—	7,910
Bargain purchase gain	(18,985)	—
Yard closure costs related to consolidating operations(4)	—	2,961
Other nonrecurring charges(3)	608	1,969
Equity in losses of unconsolidated entities	279	—
Foreign currency gain, net	(2)	(39)
Adjusted EBITDA	$49,971	$20,905

(1)

For 2021, these costs related to severance costs associated with our former CEO. For 2020, these costs related to severance due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.

(2)	For all periods presented, the losses were primarily due to sales of real estate and underutilized, excess or obsolete property and equipment.
(3)

For 2021, these costs were primarily legal-related due diligence costs as well as costs related to certain acquired subsidiaries. For 2020, these costs were primarily due to a legal accrual related to certain previously acquired subsidiaries.

(4)	For 2020, these costs were due to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil.

EBITDA was $44.2 million for the year ended December 31, 2021 compared to ($299.4) million for the year ended December 31, 2020. The $343.6 million increase in EBITDA was driven primarily by the $276.0 million in goodwill and trademark impairment costs and $7.9 million in impairment and abandonment of property and equipment costs during the year ended December 31, 2020, a bargain purchase gain of $19.0 million related to 2021 acquisitions, and higher gross profit of $41.4 million. Adjusted EBITDA was $50.0 million for the year ended December 31, 2021 compared to $20.9 million for the year ended December 31, 2020. The $29.1 million increase is primarily attributable to many of the items discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Credit Agreement, cash flows from operations and proceeds from the sale of excess property and equipment. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A Common Stock in the open market. Depending on market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of December 31, 2021, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

Based on our current cash and cash equivalents balance, operating cash flow, available borrowings under our Credit Agreement and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants through the next twelve months and beyond, prior to giving effect to any future financing that may occur.

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

As of December 31, 2021, cash and cash equivalents totaled $85.8 million and we had approximately $117.1 million of available borrowing capacity under our Credit Agreement. As of December 31, 2021, the borrowing base under the Credit Agreement was $132.7 million, we had no outstanding borrowings, and outstanding letters of credit totaled $15.6 million. As of February 21, 2022, we had no outstanding borrowings, the borrowing base under the Credit Agreement was $148.4 million, the outstanding letters of credit totaled $15.6 million, and the available borrowing capacity under the Credit Agreement was $132.8 million.

As of December 31, 2021, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Our contractual obligations include, among other things, our Credit Agreement and operating leases. Refer to “Note 6—Leases” for operating lease obligations as of December 31, 2021 and “Note 10—Debt” for an update to our Credit Agreement as of December 31, 2021.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020. The summary of our cash flows for the years ended December 31, 2020 and 2019 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Changes Between the Years Ended December 31, 2021 and 2020

	Year ended December 31,		Change
	2021	2020	Dollars	Percentage

	(in thousands)
Net cash (used in) provided by operating activities	$(16,248)	$105,810	$(122,058)	(115.4)%
Net cash used in investing activities	(64,456)	(5,393)	(59,063)	(1095.2)%
Net cash used in financing activities	(2,542)	(10,710)	8,168	76.3%
Subtotal	(83,246)	89,707
Effect of exchange rate changes on cash and cash equivalents	8	64	(56)	NM
Net (decrease) increase in cash and cash equivalents	$(83,238)	$89,771

Operating Activities. Net cash used in operating activities was $16.2 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $105.8 million for the year ended December 31, 2020. The $122.1 million decrease is primarily due to $160.1 million lower cash from a non-recurrence of harvesting substantial working capital in the year ended December 31, 2020, as well as the current timing of collecting receivables connected with increasing revenue. This was partially offset by cash flows stemming from higher profitability for the year ended December 31, 2021 versus 2020.

Investing Activities. Net cash used in investing activities was $64.5 million for the year ended December 31, 2021, compared to $5.4 million for the year ended December 31, 2020. The $59.1 million increase in net cash used in investing activities was primarily due to $34.7 million in cash disbursed for acquisitions during the year ended December 31, 2021, an $18.8 million increase in purchases of property and equipment and a $5.9 million decrease in proceeds received from sales of property and equipment.

Financing Activities. Net cash used in financing activities was $2.5 million for the year ended December 31, 2021, compared to net cash used in financing activities of $10.7 million for the year ended December 31, 2020. The $8.2 million decrease in cash used in financing activities was primarily due to a $9.7 million decrease in repurchases of shares of Class A Common Stock during the year ended December 31, 2021 compared to the year ended December 31, 2020 partially offset by a net $1.4 million increase in distributions to noncontrolling interests in water-related services joint ventures.

Credit Agreement

On November 1, 2017, SES Holdings and Select LLC entered into a $300.0 million senior secured revolving credit facility (the “Credit Agreement”), by and among SES Holdings, as parent, Select LLC, as borrower, certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”). The Credit Agreement has a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. The maturity date of the Credit Agreement is the earlier of (a) November 1, 2022, and (b) the termination in whole of the Commitments pursuant to Section 2.1(b) of Article VII of the Credit Agreement. It is our intention to either extend the current Credit Agreement or enter into a new Credit Agreement prior to the termination of the current Credit Agreement. Refer to “Note 10—Debt” for further discussion of the Credit Agreement.

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

We intend to account for any amounts payable under the Tax Receivable Agreements in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingent Consideration. For further discussion regarding such an acceleration and its potential impact, please read Part I, Item 1A. “Risk Factors – Risks Related to Our Organizational Structure – In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreements.”

We have assessed the amount of any liability under the Tax Receivable Agreements required under the provisions of ASC 450 in connection with preparing the consolidated financial statements. We determined that there was no liability related to the Tax Receivable Agreements arising from the corporate reorganization and subsequent exchanges as of December 31, 2021 due to there not being any payments under the Tax Receivable Agreements that are probable under the provisions of ASC 450 within the foreseeable future. The Company would generally expect to recognize the liability under the Tax Receivable Agreements as probable in conjunction with the conclusion that deferred tax assets are more likely than not to be realized and, therefore, part or all of the valuation allowance on the deferred tax assets is released. We believe this correlation is appropriate given the relationship between the likelihood of realization of deferred tax assets and the probability of utilization of certain tax benefits that are subject to the Tax Receivable Agreements.

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

Goodwill and other intangible assets: The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired in a business combination. Our goodwill balance at both December 31, 2021 and 2020 was zero. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

If the fair value of a reporting unit is less than its carrying value, impairment is calculated based on the difference between the fair value and carrying value in accordance with our early adoption of Accounting Standards Update (“ASU“) 2017-04– Simplifying the Test for Goodwill Impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of E&P activity of oil and gas companies, our financial performance and trends and our strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions. During the first quarter of 2020, we recorded $266.9 million of goodwill impairment due to the significant decline in oil prices coupled with the uncertainty associated with future recovery. This impairment brought our goodwill balance to zero.

Retentions: We assume risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and effective June 1, 2020, health insurance. Our exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for vehicle liability and $0.3 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management reviews its estimates of reported and unreported claims and provides for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2021, we estimate the range of exposure to be from $12.2 million to $14.3 million and have recorded liabilities of $13.2 million, which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and vehicle liability. Additionally, as of December 31, 2021, accrued health insurance and accrued general liabilities were $2.9 million and $0.5 million, respectively.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Polices” for recent accounting pronouncements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: global health events, including the COVID-19 pandemic; the supply of and demand for oil and gas; current price levels as well as expectations about future prices of oil and gas; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g., wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of December 31, 2021, we had no outstanding borrowings under our Credit Agreement. As of February 21, 2022, we had no outstanding borrowings and $132.8 million of available borrowing capacity under our Credit Agreement. Interest is calculated under the terms of our Credit Agreement based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We have been exposed to fluctuations between the U.S. dollar and the Canadian dollar with regard to the activities of our former Canadian subsidiary, which had designated the Canadian dollar as its functional currency. With the 2019 divestitures of our Canadian operations, we anticipate minimal future exposure to foreign currency exchange risk.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer ("CEO") (principal executive officer) and chief financial officer ("CFO") (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021.

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

As permitted by the SEC, we have excluded the businesses of Complete Energy Services, Inc. and certain operations related to Basic Energy Services, Inc. from our evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2021 due to their scale and complexity and the limited time available to complete their integration and evaluation. See “Note 3—Acquisitions and Divestitures” for additional information on these acquisitions. The operations excluded from our evaluation represent approximately 12% of our total assets as of December 31, 2021, and 10% of our total revenues for the year ended December 31, 2021.

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2021 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We closed several business combinations during the year ended December 31, 2021, as described in “Note 3—Acquisitions and Divestitures” to our consolidated financial statements included in this Annual Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those operations will be completed during 2022 and we believe that we will be able to maintain sufficient controls over our financial reporting throughout this integration process.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Complete Energy Services, Inc. and certain operations related to Basic Energy Services, Inc., whose financial statements reflect total assets and revenues constituting approximately 12 and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As disclosed in Note 3, these businesses were acquired during the year ended December 31, 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Complete Energy Services, Inc. and certain operations related to Basic Energy Services, Inc.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 23, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

Our consolidated financial statements are incorporated under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. For a listing of these statements and accompanying notes, see “Index to Financial Statements” on Page F-1 of this Annual Report.

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

**2.2

Agreement and Plan of Merger, dated as of December 12, 2021, by and among Select Energy Services, Inc., Navy Holdings, Inc., Navy Holdco, LLC, Navy Merger Sub, Inc. and Nuverra Environmental Solutions, Inc. (incorporated by reference herein to Exhibit 2.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed December 13, 2021 (File No. 001-38066)).

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

†10.32

Letter Agreement between John D. Schmitz and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 5, 2021).

†10.33

Amended and Restated Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 5, 2021).

†10.34

Letter Agreement between Michael Skarke and Select Energy Services, Inc., dated March 1, 2021 (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 5, 2021).

†10.35

Employment Agreement between Brian Szymanski and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.4 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.36

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.5 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.37

Form of Restricted Stock Grant Notice and Restricted Stock Agreement between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.6 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.38

Form of Special Restricted Stock Grant Notice and Restricted Stock Agreement between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.7 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.39

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted Free Cash Flow – between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.8 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.40

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – between John D. Schmitz and Select Energy Services, Inc. under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.9 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.41

Release Agreement by and between Select Energy Services, LLC and Holli C. Ladhani, dated January 3, 2021 (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5, 2021).

†10.42

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted EBITDA – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2021).

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
*101

The following materials from Select Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed or furnished with this Annual Report on Form 10-K.
**

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Energy Services, Inc.

Dated: February 23, 2022	/s/ JOHN D. SCHMITZ
John D. Schmitz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 23, 2022.

/s/ JOHN D. SCHMITZ	Chairman, President and Chief Executive Officer
John D. Schmitz	(Principal Executive Officer)

/s/ NICK L. SWYKA	Chief Financial Officer and Senior Vice President
Nick L. Swyka	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ ROBERT V. DELANEY	Director
Robert V. Delaney

/s/ TROY W. THACKER	Director
Troy W. Thacker

/s/ DAVID C. BALDWIN	Director
David C. Baldwin

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ GAYLE BURLESON	Director
Gayle Burleson

/s/ DAVID A. TRICE	Director
David A. Trice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

February 23, 2022

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$85,801	$169,039
Accounts receivable trade, net of allowance for credit losses of $4,401 and $9,157, respectively	232,824	129,392
Accounts receivable, related parties	219	69
Inventories	44,456	33,384
Prepaid expenses and other current assets	31,486	19,621
Total current assets	394,786	351,505
Property and equipment	943,515	878,902
Accumulated depreciation	(551,727)	(528,537)
Total property and equipment, net	391,788	350,365
Right-of-use assets, net	47,732	52,331
Other intangible assets, net	108,472	116,079
Other long-term assets, net	7,414	5,079
Total assets	$950,192	$875,359
Liabilities and Equity
Current liabilities
Accounts payable	$36,049	$12,995
Accrued accounts payable	52,051	21,359
Accounts payable and accrued expenses, related parties	1,939	519
Accrued salaries and benefits	22,233	16,279
Accrued insurance	13,408	9,788
Sales tax payable	2,706	1,415
Accrued expenses and other current liabilities	19,544	12,077
Current operating lease liabilities	13,997	14,019
Current portion of finance lease obligations	113	307
Total current liabilities	162,040	88,758
Long-term operating lease liabilities	53,198	60,984
Other long-term liabilities	39,780	19,735
Total liabilities	255,018	169,477
Commitments and contingencies (Note 11)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 94,172,920 shares issued and outstanding as of December 31, 2021; 350,000,000 shares authorized and 86,812,647 shares issued and outstanding as of December 31, 2020	942	868
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2021 and December 31, 2020	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	950,464	909,278
Accumulated deficit	(359,472)	(317,247)
Total stockholders’ equity	592,096	593,061
Noncontrolling interests	103,078	112,821
Total equity	695,174	705,882
Total liabilities and equity	$950,192	$875,359

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Water Services	$394,075	$319,766	$772,311
Water Infrastructure	154,789	125,356	221,593
Oilfield Chemicals	215,756	159,983	268,614
Other	—	—	29,071
Total revenue	764,620	605,105	1,291,589
Costs of revenue
Water Services	346,730	291,734	598,405
Water Infrastructure	115,887	99,546	166,962
Oilfield Chemicals	191,115	143,550	230,434
Other	—	740	30,239
Depreciation and amortization	90,028	98,800	116,809
Total costs of revenue	743,760	634,370	1,142,849
Gross profit (loss)	20,860	(29,265)	148,740
Operating expenses
Selling, general and administrative	83,076	74,364	111,622
Depreciation and amortization	2,430	2,872	3,860
Impairment of goodwill and trademark	—	276,016	4,396
Impairment and abandonment of property and equipment	—	7,910	3,715
Lease abandonment costs	894	4,350	2,073
Total operating expenses	86,400	365,512	125,666
(Loss) income from operations	(65,540)	(394,777)	23,074
Other (expense) income
Loss on sales of property and equipment and divestitures, net	(2,068)	(2,815)	(11,626)
Interest expense, net	(1,711)	(2,136)	(2,688)
Foreign currency gain, net	2	39	273
Bargain purchase gain	18,985	—	—
Other income (expense), net	673	(3,519)	(2,948)
(Loss) income before income tax (expense) benefit	(49,659)	(403,208)	6,085
Income tax (expense) benefit	(147)	1,476	(1,949)
Equity in losses of unconsolidated entities	(279)	—	—
Net (loss) income	(50,085)	(401,732)	4,136
Less: net loss (income) attributable to noncontrolling interests	7,860	63,048	(1,352)
Net (loss) income attributable to Select Energy Services, Inc.	$(42,225)	$(338,684)	$2,784

Net (loss) income per share attributable to common stockholders (Note 17):
Class A—Basic	$(0.48)	$(3.98)	$0.03
Class B—Basic	$—	$—	$—

Net (loss) income per share attributable to common stockholders (Note 17):
Class A—Diluted	$(0.48)	$(3.98)	$0.03
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(50,085)	$(401,732)	$4,136
Other comprehensive income
Foreign currency translation adjustment, net of tax of $0	—	—	368
Comprehensive (loss) income	(50,085)	(401,732)	4,504
Less: comprehensive loss (income) attributable to noncontrolling interests	7,860	63,048	(1,472)
Comprehensive (loss) income attributable to Select Energy Services, Inc.	$(42,225)	$(338,684)	$3,032

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class B				Accumulated
	Stockholders		Stockholders			Retained	Other
		Class A		Class B	Additional	Earnings	Comprehensive	Total
		Common		Common	Paid-In	(Accumulated	Income	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	(Loss)	Equity	Interests	Total
Balance as of December 31, 2018	78,956,555	$790	26,026,843	$260	$813,599	$18,653	$(368)	$832,934	$277,839	$1,110,773
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	9,805,742	98	(9,805,742)	(98)	107,062	—	—	107,062	(107,062)	—
ESPP shares issued	13,178	—	—	—	154	—	—	154	(42)	112
Equity-based compensation	—	—	—	—	12,050	—	—	12,050	3,435	15,485
Issuance of restricted shares	1,417,458	14	—	—	3,639	—	—	3,653	(3,653)	—
Exercise of restricted stock units	1,250	—	—	—	4	—	—	4	(4)	—
Stock options exercised	5,282	—	—	—	84	—	—	84	(54)	30
Repurchase of common stock	(2,288,880)	(23)	—	—	(21,939)	—	—	(21,962)	3,362	(18,600)
Restricted shares forfeited	(17,060)	—	—	—	(39)	—	—	(39)	39	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	404	404
NCI income tax adjustment	—	—	—	—	66	—	—	66	(66)	—
Foreign currency translation adjustment	—	—	—	—	19	—	368	387	85	472
Net income	—	—	—	—	—	2,784	—	2,784	1,352	4,136
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$—	$937,177	$175,635	$1,112,812
ESPP shares issued	15,132	—	—	—	83	—	—	83	(7)	76
Equity-based compensation	—	—	—	—	4,856	—	—	4,856	908	5,764
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	—	1	(1)	—
Repurchase of common stock	(2,199,824)	(22)	—	—	(12,270)	—	—	(12,292)	1,416	(10,876)
Restricted shares forfeited	(374,299)	(4)	—	—	(544)	—	—	(548)	548	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(162)	(162)
NCI income tax adjustment	—	—	—	—	46	—	—	46	(46)	—
Net loss	—	—	—	—	—	(338,684)	—	(338,684)	(63,048)	(401,732)
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$—	$593,061	$112,821	$705,882
ESPP shares issued	10,518	—	—	—	59	—	—	59	(1)	58
Equity-based compensation	—	—	—	—	8,036	—	—	8,036	1,433	9,469
Issuance of restricted shares	2,154,897	22	—	—	2,162	—	—	2,184	(2,182)	2
Other	738	—	—	—	5	—	—	5	—	5
Issuance of shares for acquisitions	5,713,968	57	—	—	32,598	—	—	32,655	(532)	32,123
Repurchase of common stock	(199,974)	(2)	—	—	(1,223)	—	—	(1,225)	19	(1,206)
Restricted shares forfeited	(319,874)	(3)	—	—	(332)	—	—	(335)	335	—
Distributions to noncontrolling interests, net	—	—	—	—	(140)	—	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	21	—	—	21	(21)	—
Net loss	—	—	—	—	—	(42,225)	—	(42,225)	(7,860)	(50,085)
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$—	$592,096	$103,078	$695,174

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(50,085)	$(401,732)	$4,136
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	92,458	101,672	120,669
Net loss on disposal of property and equipment and divestitures	2,068	2,405	7,950
Equity in losses of unconsolidated entities	279	—	—
Bad debt (recovery) expense	(139)	6,373	2,553
Amortization of debt issuance costs	688	688	688
Inventory write-downs	239	852	250
Equity-based compensation	9,469	5,764	15,485
Impairment of goodwill and trademark	—	276,016	4,396
Impairment and abandonment of property and equipment	—	7,910	3,715
Bargain purchase gain	(18,985)	—	—
Loss on divestitures	—	410	3,676
Unrealized loss (gain) on short-term investment	2,044	(1,799)	—
Other operating items, net	(1,795)	(407)	240
Changes in operating assets and liabilities
Accounts receivable	(80,127)	142,873	57,908
Prepaid expenses and other assets	(15,108)	14,886	11,321
Accounts payable and accrued liabilities	42,746	(50,101)	(29,039)
Net cash (used in) provided by operating activities	(16,248)	105,810	203,948
Cash flows from investing activities
Working capital settlement	—	—	691
Proceeds from sale of securities	730	—	—
Proceeds received from divestitures	—	197	24,872
Purchase of property and equipment	(39,994)	(21,239)	(110,143)
Investment in note receivable	(1,101)	(3,000)	—
Purchase of equity method investments	(2,200)	—	—
Collection of note receivable	167	—	—
Distribution from cost method investment	180	200	—
Acquisitions, net of cash received	(34,740)	—	(10,000)
Proceeds received from sales of property and equipment	12,502	18,449	17,223
Net cash used in investing activities	(64,456)	(5,393)	(77,357)
Cash flows from financing activities
Borrowings from revolving line of credit	—	—	5,000
Payments on long-term debt	—	—	(50,000)
Payments of finance lease obligations	(320)	(264)	(883)
Proceeds from share issuance	58	76	142
(Distributions to) contributions from noncontrolling interests	(1,074)	354	(349)
Repurchase of common stock	(1,206)	(10,876)	(18,600)
Net cash used in financing activities	(2,542)	(10,710)	(64,690)
Effect of exchange rate changes on cash	8	64	130
Net (decrease) increase in cash and cash equivalents	(83,238)	89,771	62,031
Cash and cash equivalents, beginning of period	169,039	79,268	17,237
Cash and cash equivalents, end of period	$85,801	$169,039	$79,268
Supplemental cash flow disclosure:
Cash paid for interest	$1,488	$1,838	$2,716
Cash (refunds received) paid for income taxes, net	$(887)	$(174)	$1,793
Supplemental disclosure of noncash operating activities:
Noncash settlement of accounts receivable	$—	$1,578	$—
Lease liabilities arising from obtaining right-of-use assets	$8,665	$9,322	$119,358
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$32,123	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$12,120	$5,733	$10,472
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$—	$367	$—

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

Class A and Class B Common Stock:  As of December 31, 2021, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of December 31, 2021, the Company had two equity method investments and one cost-method investment. The Company also had one investment in notes receivable accounted for using the amortized cost basis and one investment in publicly-traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2021	2020

				(in thousands)
20% minority interest	2011	Cost-method	Other long-term assets, net	$120	$300
Notes receivable	2020	Amortized cost basis	Other long-term assets, net	4,446	3,037
33% minority interest	2021	Equity-method	Other long-term assets, net	1,779	—
45% minority interest	2021	Equity-method	Other long-term assets, net	142	—
Publicly traded securities	2020	Fair value option	Prepaid expenses and other current assets	75	3,377

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

The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We also have significant capabilities in supplying logistics for chemical applications. We develop, manufacture and apply a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemicals experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-related reasonably certain option exercise assessments, and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable: Accounts receivable are stated at the invoiced amount, or the earned but not yet invoiced amount, net of an allowance for credit losses.

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most bad debt has been incurred when a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. While credit losses have improved in the year ended December 31, 2021 relative to the year ended December 31, 2020 as market conditions have recovered, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The change in the allowance for credit losses is as follows:

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$9,157	$5,773	$5,329
Increase to allowance based on a percentage of revenue	1,477	1,212	2,641
Adjustment based on aged receivable analysis	(1,444)	5,161	(88)
Charge-offs	(4,793)	(3,003)	(2,504)
Recoveries	4	14	395
Balance at end of year	$4,401	$9,157	$5,773

The Company also has a $4.4 million note receivable resulting from an initial investment in 2020 and additional investment in 2021, with no allowance for credit losses as of December 31, 2021. See “Note 14 – Related Party Transactions” for additional information.

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10% of the Company’s consolidated revenues or receivables for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset as noted below:

Asset Classification	Useful Life (years)
Land	Indefinite
Buildings and leasehold improvements	30 or lease term
Vehicles and equipment	4 - 7 or lease term
Machinery and equipment	2 - 12
Pipelines	15
Computer equipment and software	3 - 4 or lease term
Office furniture and equipment	7
Disposal wells	7 - 10

Depreciation expense related to the Company’s property and equipment, including amortization of property under finance leases, was $81.6 million, $90.2 million and $108.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Change in depreciable lives of property and equipment:  In accordance with its policy, the Company reviews the estimated useful lives and estimated salvage values of its fixed assets on an ongoing basis.

Business Combinations: The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill and the excess of the fair value over the purchase price is recorded as a bargain purchase gain. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

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

Impairment of goodwill, long-lived assets and intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability is measured by a comparison of its carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, the Company records impairment losses for the excess of its carrying value over the estimated fair value. The development of future cash flows and the estimate of fair value represent its best estimates based on industry trends and reference to market transactions and are subject to variability. The Company considers the factors within the fair value analysis to be Level 3 inputs within the fair value hierarchy. See “Note 4—Impairments and Other Costs” for further discussion.

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

If the fair value of a reporting unit is less than its carrying value, goodwill impairment is calculated by subtracting the fair value of the reporting unit from the carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets (including goodwill) and liabilities to reporting units and determining the fair value. The determination of reporting unit fair value relies upon certain estimates and assumptions that are complex and are affected by numerous factors, including the general economic environment and levels of E&P activity of oil and gas companies, the Company’s financial performance and trends and the Company’s strategies and business plans, among others. Unanticipated changes, including immaterial revisions, to these assumptions, could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions. See “Note 4—Impairments and Other Costs” for further discussion.

Asset retirement obligations: The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging, site reclamation and similar activities associated with the Company’s saltwater disposal wells. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2021, and 2020.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2021	2020

	(in thousands)
Balance at beginning of year	$999	$1,527
Accretion expense, included in depreciation and amortization expense	208	121
Acquired ARO's	30,672	—
Disposals	(1,852)	(272)
Payments	(476)	(377)
Balance at end of year	$29,551	$999

Short-term ARO liability	4,888	189
Long-term ARO liability	24,663	810
Balance at end of year	$29,551	$999

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

Retentions: The Company assumes risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and effective June 1, 2020, health insurance. The Company’s exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for vehicle liability and $0.3 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. As of December 31, 2021, the Company estimated the range of exposure to be from $12.2 million to $14.3 million for worker’s compensation and vehicle liability claims and have recorded liabilities of $13.2 million, which represents management’s best estimate of probable loss related to these claims. Additionally, accrued health insurance and accrued general liabilities were $2.9 million and $0.5 million as of December 31, 2021, respectively. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

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

During the year ended December 31, 2020, due to worsening economic conditions, the Company suspended the match of its 401(k) Plan and the suspension continued into the first half of 2021. Effective July 1, 2021, the Company reinstated matching contributions of 50% of employee contributions, up to 4% of eligible earnings. The Company’s costs related to the 401(k) Plan match were $0.1 million, $0 and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Payroll Tax Deferral: During the year ended December 31, 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and deferred the payment of $6.0 million of payroll taxes. Half of the deferral was paid during the fourth quarter of 2021 and the remaining balance of $3.0 million must be repaid by December 31, 2022. The remaining deferral is reported under accrued salaries and benefits on the accompanying consolidated balance sheets as of December 31, 2021.

Revenue recognition: The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See “Note 5—Revenue” for further detail on applying this standard. The Company uses the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Revenue from the Company’s Water Services and Water Infrastructure segments is typically recognized over the course of time, whereas revenue from the Company’s Oilfield Chemicals segment is typically recognized upon change in control. Revenue generated by each of the Company’s revenue streams are outlined as follows:

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

Fair value measurements: The Company measures certain assets and liabilities pursuant to accounting guidance, which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based upon the Company’s own judgment and assumptions used to measure assets and liabilities at fair value. See “Note 13—Fair Value Measurement” for further discussion.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2021, 2020 and 2019. See “Note 15—Income Taxes” for further discussion.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Business combinations

The following table presents key information connected with our 2021 acquisitions (dollars in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Contingent Consideration	Value of Shares Issued	Total Initial Consideration	Segments
HB Rentals	December 3, 2021	1,211,375	$1,526	$—	$7,135	$8,661	Water Services
Agua Libre and Basic	October 1, 2021	902,593	16,394	—	4,684	21,078	Water Services & Water Infrastructure
UltRecovery	August 2, 2021	—	2,500	1,058	—	3,558	Oilfield Chemicals
Complete	July 9, 2021	3,600,000	14,356	—	20,304	34,660	Water Services & Water Infrastructure
Total		5,713,968	$34,776	$1,058	$32,123	$67,957

HB Rentals Acquisition

On December 3, 2021, the Company, through its subsidiary Peak Oilfield Services, LLC, completed the acquisition of certain assets of H.B. Rentals, L.C. (“HB Rentals”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for total initial consideration of $8.7 million based on the closing price of the Company’s shares of Class A Common Stock on December 2, 2021 (the “HB Rentals Acquisition”). Consideration transferred consisted of 1,211,375 shares of Class A Common Stock and $1.5 million in cash. The Company acquired the U.S. onshore assets of HB Rentals, including working capital, and the final purchase price is subject to standard post-closing adjustments. This acquisition strengthens the Company’s accommodations and rentals footprint in the Permian, Haynesville, MidCon, Northeast and Rockies region and adds revenue-producing fixed assets including a significant number of skid houses and trailer houses. The acquisition is expected to result in a bargain purchase in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The HB Rentals Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2021. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired as well as to finalize the working capital settlement. The assets acquired and liabilities assumed are included in the Company’s Water Services segment.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (1,211,375 shares)	$7,135
Cash paid	1,526
Total consideration transferred	8,661
Less: identifiable assets acquired and liabilities assumed
Working capital	29
Property and equipment	14,091
Right-of-use assets	1,316
Long-term lease liabilities	(835)
Total identifiable net assets acquired	14,601
Bargain Purchase Gain	(5,940)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8,661

Agua Libre Midstream and water-related assets from Basic Energy Services Acquisition

On October 1, 2021, the Company completed the acquisition of certain assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”) for total initial consideration of $21.1 million based on the closing price of the Company’s shares of Class A Common Stock on September 30, 2021 (the “Agua Libre and Basic Acquisition”). Consideration transferred consisted of 902,593 shares of Class A Common Stock and $16.4 million in cash. The Company acquired substantially all of the water-related assets and ongoing operations of Agua Libre and Basic, including working capital, and is subject to standard post-closing adjustments. With this acquisition, the Company has acquired a solid production services footprint in Texas, New Mexico, Oklahoma and North Dakota, as well as more than 550,000 barrels per day of permitted disposal capacity. The acquisition is expected to result in a bargain purchase as the seller was distressed and decided to divest its assets and operations to multiple buyers as operations were wound down and the business was shuttered.

The Agua Libre and Basic Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2021. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired as well as to finalize the working capital settlement. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the year ended December 31, 2021, the Company expensed $2.2 million of transaction-related costs which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (902,593 shares)	$4,684
Cash paid	16,394
Total consideration transferred	21,078
Less: identifiable assets acquired and liabilities assumed
Working capital	(506)
Property and equipment	41,000
Right-of-use assets	309
Long-term ARO	(15,810)
Long-term lease liabilities	(281)
Total identifiable net assets acquired	24,712
Bargain Purchase Gain	(3,634)
Fair value allocated to net assets acquired, net of bargain purchase gain	$21,078

UltRecovery Acquisition

On August 2, 2021, the Company acquired substantially all of the assets of UltRecovery Corporation (“UltRecovery”), a provider of sustainable production enhancement applications focused on existing conventional and unconventional oil and gas wells (the “UltRecovery Acquisition”). The Company paid consideration of $2.5 million at closing, and the selling shareholders may earn contingent consideration in the form of an earn-out. The estimated liability of the earn-out is $1.1 million and the maximum earn-out is $1.6 million, dependent on revenue generated in the first and second 12-month periods following the acquisition, beginning on October 1, 2021. The acquisition expands our chemical solution offerings through a patented platform of sustainable novel biotechnologies designed to uplift production decline curves and increase recoverable reserves.

The UltRecovery Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory, property and equipment and intellectual property acquired have been finalized as of December 31, 2021. The assets acquired are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired at the date of acquisition:

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

Complete Energy Services Acquisition

On July 9, 2021, the Company completed the acquisition (the “Complete Acquisition”) of Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for initial consideration of $34.5 million based on the closing price of the Company’s shares of Class A Common Stock on July 9, 2021. Consideration transferred consisted of 3.6 million shares of Class A Common Stock and $14.2 million in cash. In October 2021, the Company paid $0.2 million related to the settlement of the working capital which resulted in a final purchase price of $34.7 million. The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of Complete as well as Superior’s well testing operations, including working capital. Superior retained certain non-core and non-water-related assets that were part of Complete as part of the transaction. This acquisition expands the Company’s water-related services and infrastructure footprint and strengthens the geographic footprint, particularly in the Mid-Continent, Permian and Rockies. The acquisition is expected to result in a bargain purchase in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The Complete Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2021. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the year ended December 31, 2021, the Company expensed $1.2 million of transaction-related costs which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (3,600,000 shares)	$20,304
Cash paid	14,356
Total consideration transferred	34,660
Less: identifiable assets acquired and liabilities assumed
Working capital	15,783
Property and equipment	36,761
Right-of-use assets	3,331
Other long-term assets	24
Long-term ARO	(9,800)
Long-term lease liabilities	(2,028)
Total identifiable net assets acquired	44,071
Bargain Purchase Gain	(9,411)
Fair value allocated to net assets acquired, net of bargain purchase gain	$34,660

Well Chemical Services Acquisition

On September 30, 2019, the Company acquired a well chemical services business (“WCS”) for $10.0 million, funded with cash on hand (the “WCS Acquisition”). WCS provides advanced water treatment solutions, specialized stimulation flow assurance and integrity additives and post-treatment monitoring service in the U.S. This acquisition expanded the Company’s service offerings in oilfield water treatment across the full lifecycle of water, from pre-fracturing treatment through reuse and recycling.

The WCS Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory and property and equipment acquired, customer relationships, and current liabilities were finalized as of December 31, 2019. The assets acquired and liabilities assumed are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

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

In connection with the Affirm crane operation divestiture in 2019, no gain or loss was initially recognized and goodwill was reduced by $2.6 million. Additionally, during 2019, the Company recorded an impairment of the remaining Affirm goodwill of $4.4 million (see “Note 9—Goodwill and Other Intangible Assets”).

NOTE 4—IMPAIRMENTS AND OTHER COSTS

Significant challenges that emerged during the year ended December 31, 2020 had a negative impact on our results of operations. The COVID-19 pandemic caused a worldwide slowdown in economic activity, resulting in a sharp decline in global oil and natural gas demand and therefore, lower oil and natural gas prices. Reduced demand for our services had a material, negative impact on our financial results for the year ended December 31, 2020. As a result of the downturn in our business, we recorded impairment expenses in the second quarter of 2020 to goodwill, property and equipment and other intangible assets.

A summary of impairments to goodwill and trademark for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)

Impairment of goodwill and trademark
Water Services	$—	$186,468	$—
Water Infrastructure	—	80,466	—
Oilfield Chemicals	—	9,082	—
Other	—	—	4,396
Total impairment of goodwill and trademark	$—	$276,016	$4,396

For a discussion of the impairments to goodwill and trademark, See “Note 9—Goodwill and Other Intangible Assets.”

A summary of impairments to and abandonment of property and equipment for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Impairment and abandonment of property and equipment
Water Services	$—	$3,894	$969
Water Infrastructure	—	4,016	1,804
Other	—	—	942
Total impairment and abandonment of property and equipment	$—	$7,910	$3,715

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

A summary of severance, yard closure, and lease abandonment costs for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)

Severance
Costs of revenue - Water services	$—	$2,929	$—
Costs of revenue - Water infrastructure	—	452	—
Costs of revenue - Oilfield chemicals	—	626	—
Selling, general and administrative	3,225	3,161	1,691
Total severance expense	$3,225	$7,168	$1,691

Yard closure costs
Water Services	$—	$2,645	$—
Oilfield Chemicals	—	316	—
Total yard closure costs	$—	$2,961	$—

Lease abandonment costs
Water Services	$888	$4,321	$1,218
Water Infrastructure	1	51	—
Oilfield Chemicals	—	42	11
Other	5	(64)	844
Total lease abandonment costs	$894	$4,350	$2,073

During the year ended December 31, 2021, the Company incurred $3.2 million of severance cost in connection with the termination of its former chief executive officer, which was paid in full during 2021.

During the year ended December 31, 2020, the Company recorded exit-disposal costs including $7.2 million of severance costs, with $0.6 million of accrued severance as of December 31, 2020 recorded as accrued salary and benefits on the accompanying consolidated balance sheets, $3.0 million in yard closure costs recognized within costs of revenue on the accompanying consolidated statements of operations with $0.1 million accrued yard closure costs as of December 31, 2020, recorded as accrued expenses and other current liabilities on the accompanying consolidated balance sheets, and $4.4 million of lease abandonment costs. The remaining $0.1 million of accrued yard closure costs was paid in 2021, and the Company continues to make lease payments in connection with abandoned leases over the life of the lease.

During the year ended December 31, 2019, the Company recorded exit-disposal costs including $1.7 million of severance costs and $2.1 million of lease abandonment costs, both of which primarily related to the Company’s divested service lines. Lease abandonment costs also included the abandonment of two facilities and accretion of expenses for previously abandoned facilities.

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

The following factors are applicable to all three of the Company’s segments for the years 2021, 2020 and 2019, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of December 31, 2021, the Company had six contracts in place for these segments lasting over one year. As of both December 31, 2021 and 2020, the Company had recorded an $8.2 million contract liability associated with one of the six long-term contracts, recognized in other long-term liabilities in the accompanying consolidated balance sheets.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2021, there were no material rental agreements in effect lasting more than one year. During 2021, 2020 and 2019, approximately $31.4 million, $28.4 million and $69.0 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial, and there were no material in-process customer agreements for this segment as of December 31, 2021 lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Geographic Region
Permian Basin	$371,067	$278,439	$610,528
Eagle Ford	99,656	69,440	156,621
Rockies	78,189	37,517	85,339
Haynesville/E. Texas	74,797	73,116	73,658
Mid-Continent	64,912	56,687	176,216
Marcellus/Utica	62,508	54,473	96,454
Bakken	19,077	38,986	92,956
Eliminations and other regions	(5,586)	(3,553)	(183)
Total	$764,620	$605,105	$1,291,589

In the Water Services segment, the top four revenue-producing regions are the Permian Basin, Eagle Ford, Marcellus/Utica and Rockies, which collectively comprised 85%, 79% and 80% of segment revenue for 2021, 2020 and 2019, respectively. In the Water Infrastructure segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Bakken, which collectively comprised 95%, 97% and 93% of segment revenue for 2021, 2020 and 2019, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and MidCon, which collectively comprised 82%, 87% and 89% of segment revenue for 2021, 2020 and 2019, respectively.

NOTE 6—LEASES

As of December 31, 2021, the Company was the lessee for 303 operating leases with durations greater than a year, 12 subleases, six finance leases, and is the lessor for two owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. The Company acquired leases in connection with the acquisitions of Complete, Basic and HB Rentals which are reflected on the balance sheet as of December 31, 2021.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) vehicles and equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.

During 2020, due to the future uncertainty stemming from the onset of the COVID-19 pandemic, certain renewal options were no longer considered reasonably certain of being exercised. This caused a reduction of approximately $5.7 million in right-of-use assets and lease liabilities on the consolidated balance sheets during the second quarter of 2020. Additionally, during the second quarter of 2020, the Company successfully negotiated certain lease payment deferrals as well as lease payment reductions that were accounted for as modifications, with no impact to straight-line lease expense from lease payment deferrals and a reduction in straight-line rent expense from lease payment reductions.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Due to the volatility of the price of a barrel of oil and the short-term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments as of December 31, 2021 do not reflect all of the Company’s short-term lease commitments.

Certain short-term and month-to-month vehicle and equipment leases have residual value guarantees if the Company decides to turn in vehicles and equipment before the end of the lease term. Vehicles and equipment turned in early result in sale proceeds, which have historically been equal to or greater than the residual value guarantees. There are no residual value guarantees if the vehicles or equipment is fully paid off.

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

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $1.3 million, $1.1 million and $1.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. Property tax expense of $0.8 million for each of the years ended December 31, 2021, 2020 and 2019 is included in variable lease costs, but excluded from the lease expense referenced in the table below.

The lease disclosures in this “Note 6—Leases” exclude revenue governed by the lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See “Note 5—Revenue” for a comprehensive discussion on revenue recognition.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	December 31, 2021	December 31, 2020

		(in thousands)
Assets
Right-of-use assets(1)	Long-term right-of-use assets	$47,732	$52,331
Finance lease assets	Property and equipment	134	302
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$13,997	$14,019
Operating lease liabilities ― LT	Long-term operating lease liabilities	53,198	60,984
Finance lease liabilities ― ST	Current portion of finance lease obligations	113	307
Finance lease liabilities ― LT	Other long term liabilities	24	94

(1)	Right-of-use asset impairment of $0, $3.6 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, is recorded within lease abandonment costs in the accompanying consolidated statements of operations.

		Year ended December 31,
Statements of Operations and Cash Flows	Classification	2021	2020	2019

		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$13,762	$19,968	$27,856
Lease abandonment costs	Lease abandonment costs	894	4,350	2,073

Short-term agreements:	Cost of revenue	$54,301	$44,062	$93,949

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$230	$314	$916
Interest on lease liabilities	Interest expense, net	10	14	32

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$1,080	$1,463	$1,544
Lessor income	Cost of sales	335	350	478

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$19,004	$22,385	$30,670
Cash paid for finance leases lease interest	Operating cash flows	10	14	32
Cash paid for finance leases	Financing cash flows	320	264	883

Long Term and Discount Rate	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.9	6.7
Finance leases	1.0	1.3
Weighted-average discount rate
Operating leases	4.6%	4.7%
Finance leases	3.4%	3.6%

The Company has the following operating and finance lease commitments as of December 31, 2021:

Period	Operating Leases(1)	Finance Leases	Total

	(in thousands)
2022	$19,227	$115	$19,342
2023	14,012	20	14,032
2024	12,131	5	12,136
2025	11,010	—	11,010
2026	9,632	—	9,632
Thereafter	13,936	—	13,936
Total minimum lease payments	$79,948	$140	$80,088

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Short-term leases excluded from balance sheet	2,450	—	2,450
Imputed interest	10,303	3	10,306
Total reconciling items	12,753	3	12,756
Total liabilities per balance sheet	$67,195	$137	$67,332

(1)	The table above excludes sublease and lessor income of $1.2 million during 2022, $0.6 million during 2023, $0.3 million during 2024, $0.3 million during 2025 and $0.2 million during 2026.

NOTE 7—INVENTORIES

Inventories, which are comprised of chemicals and materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2021	2020

	(in thousands)
Raw materials	$20,396	$16,701
Finished goods	24,060	16,683
Total	$44,456	$33,384

During the years ended December 31, 2021 and 2020, the Company recorded charges to the reserve for excess and obsolete inventory for $0.2 million and $0.9 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.9 million as of both December 31, 2021 and 2020. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

	(in thousands)
Machinery and equipment	$626,633	$596,441
Buildings and leasehold improvements	108,177	93,236
Pipelines	72,829	72,458
Disposal wells	63,228	48,097
Vehicles and equipment	28,502	30,975
Land	16,873	13,497
Computer equipment and software	5,395	7,127
Office furniture and equipment	764	892
Machinery and equipment - finance lease	544	537
Vehicles and equipment - finance lease	324	475
Computer equipment and software - finance lease	412	356
Construction in progress	19,834	14,811
	943,515	878,902
Less accumulated depreciation(1)	(551,727)	(528,537)
Total property and equipment, net	$391,788	$350,365

(1)	Includes $1.1 million of accumulated depreciation related to finance leases as of both December 31, 2021 and December 31, 2020.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 9—Goodwill and Other Intangible Assets” is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Category
Depreciation expense from property and equipment	$81,381	$89,848	$107,738
Amortization expense from finance leases	230	314	916
Amortization expense from intangible assets	10,639	11,661	11,900
Accretion expense from asset retirement obligations	208	(151)	115
Total depreciation and amortization	$92,458	$101,672	$120,669

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See “Note 4—Impairments and Other Costs” for impairment and abandonment of property and equipment during the years ended December 31, 2021, 2020 and 2019.

During the year ended December 31, 2020, the Company sold the remaining Canadian assets that were previously designated as held for sale at a loss of $0.1 million recognized within (Losses) gains on sales of property, equipment and divestitures, net on the accompanying consolidated statements of operations.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is evaluated for impairment on at least an annual basis, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs (see “Note 13—Fair Value Measurement”). During the first quarter of 2020, the Company had triggering events related to the significant adverse change to the demand for the Company’s services in connection with a significant decline in the price of oil and the related global economic impacts resulting from the OPEC+ disputes as well as the COVID-19 pandemic. This included uncertainty regarding oil prices and the length of the recovery following the significant market disruption in the oil and gas industry. Given the volatile market environment at March 31, 2020, the Company utilized third-party valuation advisors to assist with these evaluations. These evaluations included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on our weighted-average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. The Company performed quantitative tests for reporting units in both the Water Services and Water Infrastructure segments using the income and market approaches, resulting in a full impairment to goodwill in both segments.

During 2019, the Affirm goodwill was reduced to zero from the crane divestiture and impairment. The $4.4 million of goodwill impairment was based on the expected proceeds from selling and winding down the rest of the Affirm business following the Affirm crane business divestiture.

The changes in the carrying amounts of goodwill by reportable segment for the year ended December 31, 2020 is as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2019	$186,468	$80,466	$266,934
Impairment	(186,468)	(80,466)	(266,934)
Balance as of December 31, 2020	$—	$—	$—

The components of other intangible assets as of December 31, 2021 and 2020 are as follows:

	As of December 31, 2021			As of December 31, 2020
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Impairment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(38,371)	$78,183	$116,554	$—	$(29,302)	$87,252
Patents and other intellectual property	12,772	(4,313)	8,459	9,741	—	(3,166)	6,575
Other	7,234	(6,795)	439	7,234	—	(6,373)	861
Total definite-lived	136,560	(49,479)	87,081	133,529	—	(38,841)	94,688
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Trademarks	14,360	—	14,360	23,442	(9,082)	—	14,360
Total indefinite-lived	21,391	—	21,391	30,473	(9,082)	—	21,391

Total other intangible assets, net	$157,951	$(49,479)	$108,472	$164,002	$(9,082)	$(38,841)	$116,079

Due to the triggering events discussed above, the Company also tested all intangible assets for impairment during the first quarter of 2020. These evaluations included significant judgment, including discount rates based on our weighted-average cost of capital and the royalty rate. This resulted in $9.1 million of impairment to trademarks using the relief-from-royalty method, which was recorded in the Oilfield Chemicals segment.

During the year ended December 31, 2021, the Company added $3.0 million in patents and other intellectual property in connection with the UltRecovery acquisition (See “Note 3—Acquisitions and Divestitures”). During the year ended December 31, 2020, the Company added no new intangible assets. The weighted-average amortization period for customer relationships, patents and other intellectual property and other definite-lived intangible assets as of December 31, 2021 was 8.7 years, 6.4 years and 2.3 years, respectively.

The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years.

Amortization expense of $10.6 million, $11.7 million and $11.9 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2022	$10,666
2023	10,594
2024	10,525
2025	10,362
2026	10,274
Thereafter	34,660
Total	$87,081

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

In addition, the Credit Agreement restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $37.5 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $30.0 million. Additionally, the Credit Agreement generally permits Select LLC to make distributions to allow Select Inc. to make payments required under the existing Tax Receivable Agreements. See “Note 14—Related Party Transactions—Tax Receivable Agreements” for further discussion of the Tax Receivable Agreements.

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

The Company had no borrowings outstanding under the Credit Agreement as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the borrowing base under the Credit Agreement was $132.7 million and $96.4 million, respectively. The borrowing capacity under the Credit Agreement was reduced by outstanding letters of credit of $15.6 million as of both December 31, 2021 and 2020. The Company’s letters of credit have a variable interest rate between 1.50% and 2.00% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Credit Agreement was $117.1 million as of December 31, 2021.

Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2021 and 2020 were $0.6 million and $1.3 million, respectively. As the debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other long-term assets on the consolidated balance sheet. Amortization expense related to debt issuance costs were $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company was in compliance with all debt covenants as of and throughout the year ended December 31, 2021.

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

On April 20, 2021, an entity acquired in the 2017 merger (the “Rockwater Merger”) with Rockwater Energy Solutions, Inc. (“Rockwater”) formally pled guilty to violations of the Clean Air Act that occurred prior to the Rockwater Merger and entered a plea agreement before the U.S. District Court for the Middle District of Pennsylvania.  Entry into this plea agreement has resolved the government’s prosecution related to Rockwater’s altering emissions controls systems on less than 5% of the vehicles in its fleet.  The Company made final payments in April 2021 totaling $2.6 million, which was the amount accrued as of both March 31, 2021 and December 31, 2020, and did not incur additional monetary penalties or fines.  The total amount paid in settlement of this matter was $4.3 million.

Retentions

We are self-insured up to certain retention limits with respect to workers’ compensation, general liability and vehicle liability matters, and health insurance. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history.

NOTE 12—EQUITY-BASED COMPENSATION

The SES Holdings 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the board of managers of SES Holdings in April 2011. In conjunction with the private placement of 16,100,000 shares of the Company’s Class A Common Stock on December 20, 2016 (the “Select 144A Offering”), the Company adopted the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) for employees, consultants and directors of the Company and its affiliates. Options that were outstanding under the 2011 Plan immediately prior to the Select 144A Offering were cancelled in exchange for new options granted under the 2016 Plan. On May 8, 2020, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares of the Company’s Class A Common Stock that may be issued under the 2016 Plan by 4,000,000 shares and to make certain other administrative changes. The 2016 Plan includes share recycling provisions that allow shares subject to an award that are withheld or surrendered to the Company in payment of any exercise price or taxes or an award that expires or is cancelled, forfeited or otherwise terminated without actual delivery of the underlying shares of Class A Common Stock to be considered not delivered and thus available to be granted as new awards under the 2016 Plan.

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.8 million shares available to be issued as of December 31, 2021. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock Option Awards

The Company has outstanding stock option awards as of December 31, 2021 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporated assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options is based on the vesting period and term of the options awarded, which is ten years.

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2021 is as follows:

	For the year ended December 31, 2021
				Weighted-average
		Weighted-average	Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	3,519,159	$8.58	$16.11	3.3	$—
Expired	(1,444,943)	6.80	15.00
Ending balance, outstanding	2,074,216	$9.82	$16.89	4.4	$—
Ending balance, exercisable	2,074,216	$9.82	$16.89	4.4	$—
Nonvested as of December 31, 2021	—	N/A	$—
(a)	Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $6.23 and $4.10 as of December 31, 2021 and 2020, respectively.

The Company recognized a nominal amount of compensation expense, $0.2 million and $4.3 million of compensation expense related to stock options during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $7.9 million, $7.2 million and $8.5 million related to the restricted stock awards and restricted stock units for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $10.8 million of unrecognized compensation expense with a weighted-average remaining life of 1.8 years related to unvested restricted stock awards. During 2021 and 2020, the Company paid $1.2 million and $1.5 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligations on vested shares. No restricted stock units have been granted since 2017.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2021 is as follows:

	For the year ended December 31, 2021
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2020	2,003,072	$6.97
Granted	2,154,897	6.29
Vested	(693,582)	7.92
Forfeited	(319,874)	6.41
Nonvested as of December 31, 2021	3,144,513	$6.35

A summary of the Company’s restricted stock unit activity and related information for the year ended December 31, 2020 is as follows:

	For the year ended December 31, 2020
		Weighted-average
	Restricted Stock Units	Grant Date Fair Value
Nonvested as of December 31, 2019	1,250	$19.00
Vested	(625)	20.00
Forfeited	(625)	18.00
Nonvested as of December 31, 2020	—	$—

Performance Share Units

During 2019, the Company approved grants of performance share units (“PSUs”) that are subject to both performance-based and service-based vesting provisions. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSU will be calculated based on performance against certain metrics that relate to the Company’s return on asset performance over the January 1, 2019 through December 31, 2021 performance period.

The target number of shares of Class A Common Stock subject to each PSU granted in 2019 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2022 for the 2019 PSU grants, assuming the minimum performance metrics are achieved. The target PSUs that become earned PSUs during the performance period will be determined in accordance with the following table:

Return on Assets at Performance Period-End Date	Percentage of Target PSUs Earned
Less than 9.6%	0%
9.6%	50%
12%	100%
14.4%	175%

Also, during 2020, the Company revised the estimates for the PSUs granted in 2019, which are not expected to achieve the performance-based vesting conditions.

During 2020 and 2021, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2020 through December 31, 2022 or January 1, 2021 through December 31, 2023. During the year ended December 31, 2021, the Company also approved grants of PSUs subject to both performance-based and service-based vesting conditions based on adjusted earnings before taxes and depreciation (“Adjusted EBITDA”) (as defined in the applicable PSU agreement).

The target number of shares of Class A Common Stock subject to each PSU granted in 2020 and 2021 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2023 for the 2020 PSU grants and June 30, 2024 for the 2021 PSU grants, assuming the minimum performance metrics are achieved.

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

The target PSUs granted in 2021 connected with Adjusted EBITDA can only vest at 100% if the minimum Adjusted EBITDA threshold is met. Failure to meet this threshold would result in 0% vesting which is what is reflected in the accompanying consolidated financial statements.

The fair value on the date the PSUs were granted during 2021, 2020 and 2019 was $4.4 million, $4.4 million and $7.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. During the year ended December 31, 2020, the Company revised the estimates for the PSUs granted in 2019 and expect 0% to vest. The Company recognized compensation expense of $1.6 million, a reduction to compensation expense of $1.7 million and compensation expense of $2.1 million related to the PSUs for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the unrecognized compensation cost related to our unvested PSUs is estimated to be $3.2 million and is expected to be recognized over a weighted-average period of 1.7 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the performance share units outstanding as of December 31, 2021:

Performance Share Units
Nonvested as of December 31, 2020	1,763,909
Target shares granted	689,551
Target shares forfeited	(247,856)
Target shares outstanding as of December 31, 2021	2,205,604

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (the “ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A Common Stock at a discount. The ESPP provides for four offering periods per year for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of Class A Common Stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The ESPP is deemed to be noncompensatory.

The following table summarizes ESPP activity (in thousands, except shares):

For the year ended
December 31, 2021
Cash received for shares issued	$58
Shares issued	10,518

Share-repurchases

During the years ended December 31, 2021 and 2020, the Company repurchased zero and 1,989,440 shares, respectively, of Class A Common Stock in the open market and repurchased 199,974 and 210,384 shares, respectively, of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2021, the repurchases were accounted for as a decrease to paid in-capital of $1.2 million and a decrease to Class A common stock of approximately $2,000.

NOTE 13—FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to measure assets and liabilities in a business combination or assess impairment and abandonment of property and equipment, intangible assets and goodwill or to measure the value of securities marked to market. Fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in an orderly transaction between market participants at the measurement date. Further, ASC 820, Fair Value Measurements, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and includes certain disclosure requirements. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2021, 2020 and 2019.

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

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2021, 2020 and 2019.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2021, 2020 and 2019.

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)
Year Ended December 31, 2021
Investments	Recurring	March 31	$1,546	$—	$—	$1,546	$—
Investments	Recurring	June 30	2,208	—	—	2,208	—
Investments	Recurring	September 30	1,717	—	—	1,717	—
Investments	Recurring	December 31	75	—	—	75	—
Year Ended December 31, 2020
Goodwill	Non-recurring	March 31	$—	$—	$—	$266,934	$266,934
Trademark	Non-recurring	March 31	—	—	14,360	23,442	9,082
Property and equipment	Non-recurring	March 31	—	—	176	3,360	3,184
Property and equipment	Non-recurring	June 30	—	—	—	4,726	4,726
Investments	Recurring	September 30	—	1,768	—	1,768	—
Investments	Recurring	December 31	3,377	—	—	3,377	—
Year Ended December 31, 2019
Goodwill	Non-recurring	March 31	$—	$—	$—	$4,396	$4,396
Property and equipment	Non-recurring	March 31	—	—	2,346	2,865	519
Property and equipment	Non-recurring	June 30	—	—	2,386	2,760	374
Property and equipment	Non-recurring	September 30	—	—	38	87	49
Property and equipment	Non-recurring	December 31	—	—	2,555	5,328	2,773

(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

See “Note 4—Impairments and Other Costs” for a discussion of impairment reflected above incurred during the years ended December 31, 2021, 2020 and 2019, respectively. Also, see “Note 3—Acquisitions and Divestitures” for a discussion of the fair value incorporated into the purchase price allocation for acquisitions occurring during the years ended December 31, 2021 and 2019.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of December 31, 2021 and 2020 due to the short-term nature of these instruments. The Company did not have any bank debt as of December 31, 2021 or 2020. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During the year ended December 31, 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company elected the fair value option to account for the securities using a Level-2 calculation during the third quarter of 2020 with the value of the restricted stock and warrants derived from quoted active market pricing of unrestricted, publicly-traded, common stock and warrants and the value of the other privately traded securities was derived from a correlation with observable market data. The Company chose the fair value option because it represents the period-end value of the securities, which the Company has the ability to sell. The registration statement registering the resale of the restricted common stock, warrants and other privately traded securities received became effective in the fourth quarter of 2020. Accordingly, the Company used a Level-1 calculation during the fourth quarter of 2020 and throughout 2021 with the value of the registered stock, warrants and other securities derived from quoted active market pricing of unrestricted, publicly-traded, common stock, warrants and other securities.

The Company sold most of these securities during 2021 for $2.3 million, and recorded a $1.0 million realized gain during the year ended December 31, 2021 recognized within other income (expense), net on the accompanying consolidated statements of operations. The Company recorded a $2.0 million unrealized loss and $1.8 million unrealized gain on the securities during the years ended December 31, 2021 and 2020, respectively, based on the value of the securities as of the end of each reporting period within those respective years, recognized within other income (expense), net on the accompanying consolidated statements of operations. The $0.1 million of remaining securities was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2021.

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

During the year ended December 31, 2021, sales to related parties were $1.1 million and purchases from related-party vendors were $7.0 million. These purchases consisted of $5.8 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services and $0.2 million related to purchases of property and equipment.

During the year ended December 31, 2020, sales to related parties were $3.9 million and purchases from related-party vendors were $7.3 million. These purchases consisted of $6.3 million relating to the rental of certain equipment or other services used in operations, $0.5 million relating to purchases of property and equipment, $0.4 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

Additionally, during the years ended December 31, 2021 and 2020, the Company invested $1.1 million and $3.0 million, respectively, in a note receivable with an affiliate through common ownership for which the balance is included in other long-term assets, net on the consolidated balance sheets.

During the year ended December 31, 2019, sales to related parties were $16.8 million and purchases from related-party vendors were $18.8 million. These purchases consisted of $14.3 million relating to the rental of certain equipment or other services used in operations, $3.0 million relating to purchases of property and equipment, $1.3 million relating to management, consulting and other services and $0.2 million relating to inventory and consumables.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of December 31, 2021, or 2020.

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

The Company’s effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 0.3%, 0.4% and 32.0% respectively. The effective tax rates for the years ended December 31, 2021, 2020 and 2019 differ from the statutory rate of 21% for 2021, 2020 and 2019 due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

The components of the federal and state income tax (benefit) expense are summarized as follows:

	For the year ended
	December 31,
	2021	2020	2019

	(in thousands)
Current tax (benefit) expense
Federal income tax expense (benefit)	$126	$(941)	$696
State and local income tax (benefit) expense	(262)	(439)	1,034
Total current (benefit) expense	(136)	(1,380)	1,730
Deferred tax expense (benefit)
Federal income tax expense (benefit)	56	(105)	49
State and local income tax expense (benefit)	227	9	170
Total deferred expense (benefit)	283	(96)	219
Total income tax expense (benefit)	$147	$(1,476)	$1,949
Tax expense (benefit) attributable to controlling interests	$124	$(1,246)	$1,488
Tax expense (benefit) attributable to noncontrolling interests	23	(230)	461
Total income tax expense (benefit)	$147	$(1,476)	$1,949

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Provision calculated at federal statutory income tax rate:
(Loss) income before equity in losses of unconsolidated entities and taxes	$(49,659)	$(403,208)	$6,085
Equity in losses of unconsolidated entities	(279)	—	—
(Loss) income before taxes	(49,938)	(403,208)	6,085
Statutory rate	21%	21%	21%
Income tax (benefit) expense computed at statutory rate	(10,487)	(84,674)	1,278
Less: noncontrolling interests	1,651	13,272	(284)
Income tax (benefit) expense attributable to controlling interests	(8,836)	(71,402)	994
State and local income taxes, net of federal benefit	(30)	(430)	884
State rate change	(2,787)	179	1,359
Change in subsidiary tax status	679	(409)	587
Deferred tax adjustments	4,804	—	—
CARES Act NOL carryback benefit	—	(459)	—
Change in valuation allowance	6,119	71,275	(3,192)
Deferred adjustment due to restructuring	—	—	856
Other	175	—	—
Income tax expense (benefit) attributable to controlling interests	124	(1,246)	1,488
Income tax expense (benefit) attributable to noncontrolling interests	23	(230)	461
Total income tax expense (benefit)	$147	$(1,476)	$1,949

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2021, and 2020, the Company had net deferred tax liabilities of $0.5 million and $0.2 million, respectively, which are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2021	2020

	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$62,110	$78,918
Net operating losses	92,366	69,601
Credits and other carryforwards	4,316	4,111
Other	43	541
Total deferred tax assets before valuation allowance	158,835	153,171
Valuation allowance	(158,779)	(152,659)
Total deferred tax assets	56	512
Deferred tax liabilities
Property and equipment	530	718
Other	56	41
Total deferred tax liabilities	586	759
Net deferred tax liabilities	$(530)	$(247)

For the year ended December 31, 2021, the Company recorded an increase in valuation allowance of $6.1 million against certain deferred tax assets.

The Company has assessed the future potential to realize these deferred tax assets and has concluded it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations of the future. Furthermore, the Company has not recorded a liability for the effect of any associated Tax Receivable Agreement liabilities as the liability is based on the actual cash tax savings expected to be realized by the Company, which are not considered probable as of December 31, 2021 or 2020. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur, the valuation allowance, or a portion thereof, would be released. Similarly, the Company considers all available evidence (both positive and negative) in order to determine the probability of a payment under the Tax Receivable Agreements in its assessment of establishing a liability. If determined to be probable, there would be a corresponding charge to Tax Receivable Agreement expense. See “Note 14—Related Party Transactions” for further discussion of the Tax Receivable Agreements.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses.  The Company recognized an income tax benefit of $0.5 million during 2020, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

As of December 31, 2021, the Company and certain corporate subsidiaries of SES Holdings had approximately $382.4 million of U.S. federal net operating loss carryforwards (“NOLs”), of which $133.8 million will begin to expire in 2031 and $248.6 million have no expiration, tax benefits from state NOLs of approximately $10.2 million that will begin to expire in 2023, and approximately $6.8 million of foreign NOLs, which will begin to expire in 2037.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and 2020 there was no liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

Separate federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. The Louisiana Department of Revenue completed its audits of the corporate income and franchise tax returns of Select Inc. and Select Western, a corporate subsidiary of SES Holdings, for the years ended 2016 through 2018. The audits did not result in a material assessment.

NOTE 16—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,091	$2,002
Noncontrolling interests attributable to holders of Class B Common Stock	101,987	110,819
Total noncontrolling interests	$103,078	$112,821

During the years ended December 31, 2021 and 2020, the Company had divestitures of joint ventures that eliminated $0.9 million and $0.2 million of noncontrolling interest in 2021 and 2020, respectively. For all periods presented, there were no other changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the years ended December 31, 2021, 2020 and 2019, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC are as follows:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Net (loss) income attributable to Select Energy Services, Inc.	$(42,225)	$(338,684)	$2,784
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of issuing shares for business combinations	532	—	—
Increase in additional paid-in capital as a result of stock option exercises	—	—	54
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,847	1,874	3,614
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	—	1	4
Decrease in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(19)	(1,416)	(3,362)
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	—	—	107,062
Increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	1	7	42
Change to equity from net (loss) income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$(39,864)	$(338,218)	$110,198

NOTE 17— (LOSS) EARNINGS PER SHARE

(Loss) earnings per share are based on the amount of (loss) income allocated to the shareholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 2,074,216 and 3,519,159 shares are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2021 and 2020 respectively, as the effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2021
	Select Energy
	Services, Inc.	Class A	Class B
Numerator:
Net loss	$(50,085)
Net loss attributable to noncontrolling interests	7,860
Net loss attributable to Select Energy Services, Inc. — basic	$(42,225)	$(42,225)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(42,225)	$(42,225)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		87,275,467	16,221,101
Weighted-average shares of common stock outstanding — diluted		87,275,467	16,221,101
Loss per share:
Basic		$(0.48)	$—
Diluted		$(0.48)	$—

	Year ended December 31, 2020
	Select Energy Services, Inc.	Class A	Class B
Numerator:
Net loss attributable to Select Energy Services, Inc. — diluted	$(401,732)
Net loss attributable to noncontrolling interests	63,048
Net loss attributable to Select Energy Services, Inc. — basic	$(338,684)	$(338,684)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(338,684)	$(338,684)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,158,764	16,221,101
Weighted-average shares of common stock outstanding — diluted		85,158,764	16,221,101
Loss per share:
Basic		$(3.98)	$—
Diluted		$(3.98)	$—

	Year ended December 31, 2019
	Select Energy Services, Inc.	Class A	Class B
Numerator:
Net income	$4,136
Net income attributable to noncontrolling interests	(1,352)
Net income attributable to Select Energy Services, Inc. — basic	$2,784	$2,784	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	7	7	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance share units	2	2	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—
Net income attributable to Select Energy Services, Inc. — diluted	$2,794	$2,794	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		80,176,323	23,806,646
Dilutive effect of restricted stock		373,366	—
Dilutive effect of stock options		80,979	—
Dilutive effect of stock options		40,215	—
Dilutive effect of ESPP		446	—
Weighted-average shares of common stock outstanding — diluted		80,671,329	23,806,646
Earnings per share:
Basic		$0.03	$—
Diluted		$0.03	$—

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

Financial information by segment for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the year ended December 31, 2021
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$399,709	$(26,219)	$53,777	$18,296
Water Infrastructure	155,323	2,689	26,957	22,043
Oilfield Chemicals	216,410	1,984	9,294	5,010
Other	—	(19)	—	1,032
Eliminations	(6,822)	—	—	—
Loss from operations		(21,565)
Corporate	—	(43,975)	2,430	—
Interest expense, net	—	(1,711)	—	—
Bargain purchase gain	—	18,985	—	—
Other expense, net	—	(1,393)	—	—
	$764,620	$(49,659)	$92,458	$46,381

	For the year ended December 31, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$322,461	$(250,779)	$61,758	$2,161
Water Infrastructure	125,710	(96,290)	27,599	6,852
Oilfield Chemicals	160,825	(13,365)	9,443	7,157
Other	—	(733)	—	330
Eliminations	(3,891)	—	—	—
Loss from operations		(361,167)
Corporate	—	(33,610)	2,872	—
Interest expense, net	—	(2,136)	—	—
Other expense, net	—	(6,295)	—	—
	$605,105	$(403,208)	$101,672	$16,500

	For the year ended December 31, 2019
		Income (loss)	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$773,946	$51,185	$80,664	$37,692
Water Infrastructure	221,661	15,103	25,665	53,839
Oilfield Chemicals	268,963	17,942	8,766	11,110
Other	33,365	(8,066)	1,714	64
Eliminations	(6,346)	—	—	—
Income from operations		76,164
Corporate	—	(53,090)	3,860	—
Interest expense, net	—	(2,688)	—	—
Other expense, net	—	(14,301)	—	—
	$1,291,589	$6,085	$120,669	$102,705

Total assets by segment as of December 31, 2021 and 2020 are as follows:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Water Services	$533,071	$515,856
Water Infrastructure	229,803	204,995
Oilfield Chemicals	180,732	147,612
Other	6,586	6,896
	$950,192	$875,359

Revenue by groups of similar products and services is as follows:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Oilfield chemicals	$216,410	$160,825	$268,963
Water transfer	175,153	146,728	355,535
Pipeline logistics and disposal	108,629	91,971	101,145
Accommodations and rentals	64,467	56,973	139,950
Flowback and well testing	75,610	61,839	208,572
Fluid hauling	85,355	58,368	73,999
Water sourcing	46,695	33,739	120,517
Eliminations and other service lines	(7,699)	(5,338)	22,908
	$764,620	$605,105	$1,291,589

In connection with the Rockwater Merger in November 2017, the Company expanded into Canada and during 2019, the Company divested and wound down Canadian operations. The Company attributed revenue to the U.S. and Canada based on the location where services were performed or the destination of the products or equipment sold or rented. Long-lived assets consisted of property and equipment and are attributed to the U.S. and Canada based on the physical location of the asset at the end of the period. The Company’s revenue attributed to the U.S. was $764.6 million or 100.0%, $605.1 million or 100.0% and $1,283.4 million or 99.4% of total revenue during the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s revenue attributed to Canada was zero during the years ended December 31, 2021 and 2020 and $8.2 million or 0.6% during the year ended December 31, 2019. The Company’s net long-lived assets attributed to the U.S. were $391.8 million or 100.0%, $350.4 million or 100.0% and $452.4 million or 99.8% of total net long-lived assets as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The Company’s net long-lived assets attributed to Canada were zero as of December 31, 2021 and 2020 and $0.9 million or 0.2% of total net long-lived assets as of December 31, 2019.

NOTE 19—SUBSEQUENT EVENTS

On February 23, 2022, the Company closed on the announced acquisition of Nuverra Environmental Solutions, Inc. ("Nuverra") in an all-stock transaction. In consideration, the Company issued approximately 4.15 million shares of Class A Common Stock to Nuverra shareholders.  In connection with the acquisition, the Company is expected to pay off approximately $19 million of Nuverra debt with cash on hand.