Form 10-Q
period 2022-03-31
Select Energy Services, Inc.
filed 2022-05-04
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had 98,111,119 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, which caused a sharp decline in economic activity in the United States (“U.S.”) and around the world, resulting in lower demand for oil and gas, to which our exploration and production (“E&P”) customers responded by cutting capital spending, leading to fewer oil and gas well completions and thus reduced demand for our services, all of which had a negative impact on our financial results;
●	global economic distress resulting from sustained Russia-Ukraine war and related economic sanctions, which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the U.S. and may adversely affect our future operations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
●	any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, which if enacted, could reduce labor availability or add additional operational costs as we may experience constraints on our workforce and the workforce of our supply chain, which could have a negative impact on our operations;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken and the Northern Delaware portion of the Permian Basin;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	changes in global political or economic conditions, generally, and in the markets we serve;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;
●	the ability to source certain raw materials globally on a timely basis from economically advantaged sources;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,797	$85,801
Restricted cash	2,602	—
Accounts receivable trade, net of allowance for credit losses of $4,972 and $4,401, respectively	293,595	232,824
Accounts receivable, related parties	157	219
Inventories	43,074	44,456
Prepaid expenses and other current assets	33,979	31,486
Total current assets	398,204	394,786
Property and equipment	997,229	943,515
Accumulated depreciation	(556,764)	(551,727)
Total property and equipment, net	440,465	391,788
Right-of-use assets, net	54,933	47,732
Other intangible assets, net	105,881	108,472
Other long-term assets, net	12,437	7,414
Total assets	$1,011,920	$950,192
Liabilities and Equity
Current liabilities
Accounts payable	$57,311	$36,049
Accrued accounts payable	49,935	52,051
Accounts payable and accrued expenses, related parties	2,375	1,939
Accrued salaries and benefits	16,517	22,233
Accrued insurance	18,664	13,408
Sales tax payable	2,609	2,706
Accrued expenses and other current liabilities	20,100	19,544
Current operating lease liabilities	18,101	13,997
Current portion of finance lease obligations	57	113
Total current liabilities	185,669	162,040
Long-term operating lease liabilities	55,464	53,198
Other long-term liabilities	47,395	39,780
Total liabilities	288,528	255,018
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 98,111,119 shares issued and outstanding as of March 31, 2022; 350,000,000 shares authorized and 94,172,920 shares issued and outstanding as of December 31, 2021	981	942
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2022 and December 31, 2021	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	971,282	950,464
Accumulated deficit	(352,670)	(359,472)
Total stockholders’ equity	619,755	592,096
Noncontrolling interests	103,637	103,078
Total equity	723,392	695,174
Total liabilities and equity	$1,011,920	$950,192

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Revenue
Water Services	$163,606	$64,223
Water Infrastructure	58,554	37,803
Oilfield Chemicals	72,609	41,716
Total revenue	294,769	143,742
Costs of revenue
Water Services	137,046	62,324
Water Infrastructure	44,378	26,399
Oilfield Chemicals	62,163	37,766
Depreciation and amortization	26,500	21,650
Total costs of revenue	270,087	148,139
Gross profit (loss)	24,682	(4,397)
Operating expenses
Selling, general and administrative	28,315	19,894
Depreciation and amortization	567	649
Lease abandonment costs	91	104
Total operating expenses	28,973	20,647
Loss from operations	(4,291)	(25,044)
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	1,653	(579)
Interest expense, net	(720)	(435)
Foreign currency gain, net	3	3
Bargain purchase gain	11,434	—
Other	249	(1,629)
Income (loss) before income tax (expense) benefit	8,328	(27,684)
Income tax (expense) benefit	(214)	263
Equity in losses of unconsolidated entities	(129)	—
Net income (loss)	7,985	(27,421)
Less: net (income) loss attributable to noncontrolling interests	(1,183)	4,314
Net income (loss) attributable to Select Energy Services, Inc.	$6,802	$(23,107)

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Basic	$0.07	$(0.27)
Class B—Basic	$—	$—

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.07	$(0.27)
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Net income (loss)	$7,985	$(27,421)
Comprehensive income (loss)	7,985	(27,421)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1,183)	4,314
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$6,802	$(23,107)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2022 and 2021

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	1,549	—	—	—	11	—	11	1	12
Equity-based compensation	—	—	—	—	2,805	—	2,805	470	3,275
Issuance of restricted shares	2,337,795	23	—	—	2,049	—	2,072	(2,072)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	4,203,323	42	—	—	34,456	—	34,498	1,356	35,854
Repurchase of common stock	(2,660,328)	(27)	—	—	(19,080)	—	(19,107)	(409)	(19,516)
Restricted shares forfeited	(14,140)	—	—	—	(13)	—	(13)	13	—
NCI income tax adjustment	—	—	—	—	7	—	7	(7)	—
Net income	—	—	—	—	—	6,802	6,802	1,183	7,985
Balance as of March 31, 2022	98,111,119	$981	16,221,101	$162	$971,282	$(352,670)	$619,755	$103,637	$723,392

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	2,145	—	—	—	14	—	14	—	14
Equity-based compensation	—	—	—	—	1,202	—	1,202	220	1,422
Issuance of restricted shares	1,487,448	15	—	—	1,529	—	1,544	(1,544)	—
Repurchase of common stock	(144,078)	(1)	—	—	(888)	—	(889)	15	(874)
Restricted shares forfeited	(301,395)	(3)	—	—	(315)	—	(318)	318	—
Noncontrolling interest in subsidiary	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	8	—	8	(8)	—
Net loss	—	—	—	—	—	(23,107)	(23,107)	(4,314)	(27,421)
Balance as of March 31, 2021	87,856,767	$879	16,221,101	$162	$910,688	$(340,354)	$571,375	$106,574	$677,949

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$7,985	$(27,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	27,067	22,299
(Gain) loss on disposal of property and equipment and divestitures	(1,653)	579
Equity in losses of unconsolidated entities	129	—
Bad debt expense	571	300
Amortization of debt issuance costs	294	172
Inventory write-downs	—	54
Equity-based compensation	3,275	1,422
Bargain purchase gain	(11,434)	—
Unrealized loss on short-term investment	40	1,831
Other operating items, net	99	(129)
Changes in operating assets and liabilities
Accounts receivable	(46,622)	(11,187)
Prepaid expenses and other assets	4,554	(2,696)
Accounts payable and accrued liabilities	(2,855)	10,903
Net cash used in operating activities	(18,550)	(3,873)
Cash flows from investing activities
Purchase of property and equipment	(15,463)	(4,534)
Purchase of equity method investments	(3,467)	(2,000)
Collection of note receivable	184	—
Distribution from cost method investment	20	—
Acquisitions, net of cash and restricted cash received	6,941	—
Proceeds received from sales of property and equipment	12,123	2,316
Other	(429)	—
Net cash used in investing activities	(91)	(4,218)
Cash flows from financing activities
Borrowings from revolving line of credit	20,000	—
Payments on revolving line of credit	(20,000)	—
Payments on long-term debt	(18,780)	—
Payments of finance lease obligations	(61)	(75)
Payment of debt issuance costs	(2,031)
Proceeds from share issuance	12	14
Repurchase of common stock	(18,908)	(874)
Net cash used in financing activities	(39,768)	(935)
Effect of exchange rate changes on cash	7	8
Net decrease in cash, cash equivalents, and restricted cash	(58,402)	(9,018)
Cash, cash equivalents, and restricted cash beginning of period	85,801	169,039
Cash, cash equivalents, and restricted cash end of period	$27,399	$160,021
Supplemental cash flow disclosure:
Cash paid for interest	$402	$367
Cash refunds received for income taxes, net	$(721)	$(650)
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$35,854	$—
Capital expenditures included in accounts payable and accrued liabilities	$14,922	$6,490

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

Class A and Class B Common Stock:  As of March 31, 2022, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three months ended March 31, 2022 (the “Current Quarter”) and the three months ended March 31, 2021 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC on February 23, 2022, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year, in part due to the initiation of war between Russia and Ukraine, the continuing effects of the COVID-19 pandemic and large variations in oil and natural gas prices during the Current Quarter.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of March 31, 2022, the Company had three equity-method investments, one cost-method investment and one investment in publicly traded securities accounted for using the fair value option. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of March 31,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2022	2021

				(in thousands)
20% minority interest	2011	Cost-method	Other long-term assets, net	$100	$120
Notes receivable (1)	2020	Amortized cost basis	Other long-term assets, net	—	4,446
21% minority interest (1)	2021	Equity-method	Other long-term assets, net	4,442	—
33% minority interest	2021	Equity-method	Other long-term assets, net	3,316	1,779
45% minority interest	2021	Equity-method	Other long-term assets, net	1,942	142
Publicly traded securities	2020	Fair value option	Prepaid expenses and other current assets	35	75

(1)	Investment in notes receivable converted to equity-method investment during the Current Quarter.

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

The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2021, included in the 2021 Form 10-K.

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

Restricted cash: Restricted cash consists primarily of cash that serves as collateral for letters of credit assumed as part of the acquisition of Nuverra Environmental Solutions, Inc. (“Nuverra”). Any cash that is legally restricted from use is classified as restricted cash.

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

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2022
(in thousands)
Balance at December 31, 2021	$4,401
Increase to allowance based on a percentage of revenue	571
Balance at March 31, 2022	$4,972

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2022
(in thousands)
Balance at December 31, 2021	$29,551
Accretion expense, included in depreciation and amortization expense	329
Acquired ARO's	8,104
Payments	(335)
Balance at March 31, 2022	$37,649

Short-term ARO liability	4,753
Long-term ARO liability	32,896
Balance at March 31, 2022	$37,649

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2022	2021

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$116	$66
Sublease income	Lease abandonment costs and Costs of revenue	346	243

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During 2020, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) plan and the suspension continued into the first half of 2021. Effective July 1, 2021, the Company reinstated matching contributions of 50% of employee contributions, up to 4% of eligible earnings. The Company incurred $0.5 million and no match expense in the Current Quarter and Prior Quarter, respectively.

Payroll Tax Deferral: In 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and deferred the payment of $6.0 million of payroll taxes. Half of the deferral was paid during the fourth quarter of 2021 and the remaining balance of $3.0 million must be repaid by December 31, 2022. The remaining deferral is reported under accrued salaries and benefits on the accompanying consolidated balance sheets as of March 31, 2022.

Severance: During the Prior Quarter, the Company incurred $3.2 million of severance in connection with the termination of its former chief executive officer, which was paid in full during the first quarter of 2021. A summary of severance costs for the Current Quarter and Prior Quarter are as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)

Severance
Selling, general and administrative	—	3,225
Total severance expense	$—	$3,225

NOTE 3—ACQUISITIONS

Business combinations

The following table presents key information connected with our 2022 and 2021 acquisitions (dollars in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Contingent Consideration	Value of Shares Issued	Total Consideration	Segments
Nuverra	February 23, 2022	4,203,323	$—	$—	$35,854	$35,854	Water Services & Water Infrastructure
HB Rentals	December 3, 2021	1,211,375	2,610	—	7,135	9,745	Water Services
Agua Libre and Basic	October 1, 2021	902,593	16,394	—	4,684	21,078	Water Services & Water Infrastructure
UltRecovery	August 2, 2021	—	2,500	1,058	—	3,558	Oilfield Chemicals
Complete	July 9, 2021	3,600,000	14,356	—	20,304	34,660	Water Services & Water Infrastructure
Total		9,917,291	$35,860	$1,058	$67,977	$104,895

Nuverra Acquisition

On February 23, 2022, the Company completed the acquisition of Nuverra for total consideration of $35.9 million based on the closing price of the Company’s shares of Class A Common Stock on February 23, 2022 (the “Nuverra Acquisition”). Consideration transferred consisted of 4,203,323 shares of Class A Common Stock. The acquisition strengthens Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Bakken, Haynesville and Northeast, while continuing to expand Select’s production-related revenues. Select also acquired a 60-mile underground twin pipeline network in the Haynesville Shale in Texas and Louisiana. This pipeline network is used for the collection of produced water for transport to interconnected disposal wells and the delivery or re-delivery of water from water sources to operator locations for use in well completion activities. Additionally, Nuverra operates a landfill facility in North Dakota located on a 50-acre site. The facility provides a unique opportunity for Select to expand its logistics capabilities into a new service offering. The acquisition is expected to result in a bargain purchase gain based on our preliminary evaluation, as Nuverra was experiencing financial distress and actively evaluating strategic alternatives leading up to the transaction.

The Nuverra Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2022. The Nuverra debt, including accrued interest, totaled $18.8 million, and was repaid during the Current Quarter after the acquisition was completed. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the Current Quarter, the Company incurred $2.7 million of transaction-related costs related to this acquisition, which are included in selling, general and administrative within the consolidated statement of operations.

The Company assumed $1.6 million of severance liabilities in connection with the Nuverra acquisition and $0.4 million is included in accrued salaries and benefits as of March 31, 2022.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A Common Stock (4,203,323 shares)	$35,854
Total consideration transferred	35,854
Less: identifiable assets acquired and liabilities assumed
Working capital	8,093
Property and equipment	65,138
Right-of-use assets	2,931
Other long-term assets	229
Long-term debt	(18,780)
Long-term ARO	(8,104)
Long-term lease liabilities	(1,189)
Deferred tax liabilities	(120)
Other long-term liabilities	(500)
Total identifiable net assets acquired	47,698
Bargain Purchase Gain	(11,844)
Fair value allocated to net assets acquired, net of bargain purchase gain	$35,854

HB Rentals Acquisition

On December 3, 2021, the Company, through its subsidiary Peak Oilfield Services, LLC, completed the acquisition of certain assets of H.B. Rentals, L.C. (“HB Rentals”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”), for total initial consideration of $8.7 million based on the closing price of the Company’s shares of Class A Common Stock on December 2, 2021 (the “HB Rentals Acquisition”). Consideration transferred consisted of 1,211,375 shares of Class A Common Stock and $1.5 million in cash. The Company paid $1.1 million on April 1, 2022, representing the final working capital settlement. The Company acquired the U.S. onshore assets of HB Rentals, including working capital, and the final purchase price is subject to standard post-closing adjustments. This acquisition strengthens the Company’s accommodations and rentals footprint in the Permian, Haynesville, MidCon, Northeast and Rockies regions and adds revenue-producing fixed assets including a significant number of skid houses and trailer houses. The acquisition is expected to result in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The HB Rentals Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2022. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired. The assets acquired and liabilities assumed are included in the Company’s Water Services segment. For the Current Quarter, the Company incurred $0.1 million of transaction-related costs related to this acquisition, which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of December 31, 2021	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (1,211,375 shares)	$7,135	$—	$7,135
Cash paid	1,526	—	1,526
Final working capital settlement paid April 1, 2022 and included in accrued expenses and other current liabilities as of March 31, 2022	—	1,084	1,084
Total consideration transferred	8,661	1,084	9,745
Less: identifiable assets acquired and liabilities assumed
Working capital	29	880	909
Property and equipment	14,091	—	14,091
Right-of-use assets	1,316	—	1,316
Long-term lease liabilities	(835)	—	(835)
Total identifiable net assets acquired	14,601	880	15,481
Bargain Purchase Gain	(5,940)	204	(5,736)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8,661	$1,084	$9,745

Agua Libre Midstream and water-related assets from Basic Energy Services Acquisition

On October 1, 2021, the Company completed the acquisition of certain assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”) for total initial consideration of $21.1 million based on the closing price of the Company’s shares of Class A Common Stock on September 30, 2021 (the “Agua Libre and Basic Acquisition”). Consideration transferred consisted of 902,593 shares of Class A Common Stock and $16.4 million in cash. The Company acquired substantially all of the water-related assets and ongoing operations of Agua Libre and Basic, including working capital, and is subject to standard post-closing adjustments. With this acquisition, the Company has acquired a solid production services footprint in Texas, New Mexico, Oklahoma and North Dakota, as well as more than 550,000 barrels per day of permitted disposal capacity. The acquisition is expected to result in a bargain purchase gain as the seller was distressed and decided to divest its assets and operations to multiple buyers as operations were wound down and the business was shuttered.

The Agua Libre and Basic Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2022. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the Current Quarter, the Company incurred $0.5 million of transaction-related costs related to this acquisition, which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of December 31, 2021	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (902,593 shares)	$4,684	$—	$4,684
Cash paid	16,394	—	16,394
Total consideration transferred	21,078	—	21,078
Less: identifiable assets acquired and liabilities assumed
Working capital	(506)	(216)	(722)
Property and equipment	41,000	—	41,000
Right-of-use assets	309	—	309
Long-term ARO	(15,810)	—	(15,810)
Long-term lease liabilities	(281)	10	(271)
Total identifiable net assets acquired	24,712	(206)	24,506
Bargain Purchase Gain	(3,634)	206	(3,428)
Fair value allocated to net assets acquired, net of bargain purchase gain	$21,078	$—	$21,078

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

The UltRecovery Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory, property and equipment and intellectual property acquired were finalized as of December 31, 2021. The assets acquired are included in the Company’s Oilfield Chemicals segment. The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired at the date of acquisition:

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

Complete Energy Services Acquisition

On July 9, 2021, the Company completed the acquisition (the “Complete Acquisition”) of Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for initial consideration of $34.5 million based on the closing price of the Company’s shares of Class A Common Stock on July 9, 2021. Consideration transferred consisted of 3.6 million shares of Class A Common Stock and $14.2 million in cash. In October 2021, the Company paid $0.2 million related to the settlement of the working capital which resulted in a final purchase price of $34.7 million. The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of Complete as well as Superior’s well testing operations, including working capital. Superior retained certain non-core and non-water-related assets that were part of Complete as part of the transaction. This acquisition expands the Company’s water-related services and infrastructure footprint and strengthens the geographic footprint, particularly in the Mid-Continent, Permian and Rockies. The acquisition is expected to result in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The Complete Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2022. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the Current Quarter, the Company incurred $0.4 million of transaction-related costs related to this acquisition, which are included in selling, general and administrative within the consolidated statement of operations.

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

The following factors are applicable to all three of the Company’s segments for the Current Quarter and Prior Quarter, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of March 31, 2022, the Company had six contracts in place for these segments lasting over one year. The Company has recorded an $8.2 million contract liability associated with one of the six long-term contracts as of March 31, 2022, recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2022, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $15.6 million and $6.2 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2022, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2022	2021

	(in thousands)
Geographic Region
Permian Basin	$136,484	$71,204
Rockies	33,478	10,022
Eagle Ford	32,854	20,785
Mid-Continent	29,264	8,476
Haynesville/E. Texas	26,475	17,265
Marcellus/Utica	23,829	11,667
Bakken	13,451	6,903
Eliminations and other regions	(1,066)	(2,580)
Total	$294,769	$143,742

In the Water Services segment, the top four revenue-producing regions are the Permian Basin, Eagle Ford, Marcellus/Utica and Rockies, which collectively comprised 82% and 87%, of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Infrastructure segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Bakken, which collectively comprised 94% and 97%, of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and Mid-Continent, which collectively comprised 80% and 88% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Raw materials	$20,676	$20,396
Finished goods	22,398	24,060
Total	$43,074	$44,456

During the Current Quarter and Prior Quarter, the Company recorded charges to the reserve for excess and obsolete inventory of zero and $0.1 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million and $3.9 million as of March 31, 2022 and December 31, 2021, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in thousands)
Machinery and equipment	$644,948	$626,633
Buildings and leasehold improvements	116,344	108,177
Pipelines	72,829	72,829
Gathering and disposal infrastructure	78,153	63,228
Vehicles and equipment	29,173	28,502
Land	20,896	16,873
Computer equipment and software	4,947	5,395
Office furniture and equipment	758	764
Machinery and equipment - finance lease	544	544
Vehicles and equipment - finance lease	242	324
Computer equipment and software - finance lease	56	412
Construction in progress	28,339	19,834
	997,229	943,515
Less accumulated depreciation(1)	(556,764)	(551,727)
Total property and equipment, net	$440,465	$391,788
(1)	Includes $0.8 million and $1.1 million of accumulated depreciation related to finance leases as of March 31, 2022 and December 31, 2021, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Category
Depreciation expense from property and equipment	$23,953	$19,587
Amortization expense from finance leases	60	82
Amortization expense from intangible assets	2,725	2,617
Accretion expense from asset retirement obligations	329	13
Total depreciation and amortization	$27,067	$22,299

NOTE 7—OTHER INTANGIBLE ASSETS

The components of other intangible assets, net as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022			As of December 31, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(40,637)	$75,917	$116,554	$(38,371)	$78,183
Patents and other intellectual property	12,772	(4,660)	8,112	12,772	(4,313)	8,459
Other	7,367	(6,906)	461	7,234	(6,795)	439
Total definite-lived	136,693	(52,203)	84,490	136,560	(49,479)	87,081
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	14,360	—	14,360	14,360	—	14,360
Total indefinite-lived	21,391	—	21,391	21,391	—	21,391

Total other intangible assets, net	$158,084	$(52,203)	$105,881	$157,951	$(49,479)	$108,472

The weighted-average amortization period for customer relationships, patents and other intellectual property, and other definite-lived assets was 8.5 years, 6.2 years, and 2.9 years, respectively, as of March 31, 2022. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter and Prior Quarter, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2022	$7,980
Year ending December 31, 2023	10,627
Year ending December 31, 2024	10,547
Year ending December 31, 2025	10,382
Year ending December 31, 2026	10,285
Thereafter	34,669
Total	$84,490

NOTE 8—DEBT

Sustainability-linked credit facility and revolving line of credit

On March 17, 2022 (the “Restatement Date”), SES Holdings, a subsidiary of the Company, and Select Energy Services, LLC (“Select LLC”), a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”) (which amended and restated the Credit Agreement dated November 1, 2017 by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and the Administrative Agent (the “Prior Credit Agreement”)). Refer to “Note 10—Debt” in the Company’s Annual Report on Form 10-K for a discussion of the Prior Credit Agreement. The Sustainability-Linked Credit Facility also has a sublimit of $40.0 million for letters of credit and $27.0 million for swingline loans, respectively. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by $135.0 million during the first three years following the Restatement Date.

The Sustainability-Linked Credit Facility permits extensions of credit up to the lesser of $270.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Billed Receivables (as defined in the Sustainability-Linked Credit Facility), plus (ii) 75% of Eligible Unbilled Receivables (as defined in the Sustainability-Linked Credit Facility), provided that this amount will not equal more than 35% of the borrowing base, plus (iii) the lesser of (A) the product of 70% multiplied by the value of Eligible Inventory (as defined in the Sustainability-Linked Credit Facility) at such time and (B) the product of 85% multiplied by the Net Recovery Percentage (as defined in the Sustainability-Linked Credit Facility) identified in the most recent Acceptable Appraisal of Inventory (as defined in the Sustainability-Linked Credit Facility), multiplied by the value of Eligible Inventory at such time, provided that this amount will not equal more than 30% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the Sustainability-Linked Credit Facility), if any, established by the Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the Sustainability-Linked Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either the (a) one- or three-month Term SOFR (as defined in the Sustainability-Linked Credit Facility) or (b) the greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Sustainability-Linked Credit Facility will bear interest at 2.00% plus the otherwise applicable interest rate. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Restatement Date.

Level	Average Excess Availability	Base Rate Margin	SOFR Margin

I	< 33.33% of the commitments	1.25%	2.25%
II	< 66.67% of the commitments and ≥ 33.33% of the commitments	1.00%	2.00%
III	≥ 66.67% of the commitments	0.75%	1.75%

Level	Average Revolver Usage	Unused Line Fee Percentage

I	≥ 50% of the commitments	0.250%
II	< 50% of the commitments	0.375%

Under the Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to adjustments based on Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric and (ii) barrels of produced water recycled at permanent or semi-permanent water treatment and recycling facilities owned or operated, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.0 basis points and the adjustment for the fee margin is a range of plus and minus 1.0 basis point, subject to the mechanics under the Sustainability-Linked Credit Facility.

The obligations under the Sustainability-Linked Credit Facility are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries.

The Sustainability-Linked Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Sustainability-Linked Credit Facility to be immediately due and payable.

In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Sustainability-Linked Credit Facility and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $33.75 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $27.0 million. Additionally, the Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing Tax Receivable Agreements. See “Note 12—Related Party Transactions—Tax Receivable Agreements” for further discussion of the Tax Receivable Agreements.

The Sustainability-Linked Credit Facility also requires SES Holdings to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Sustainability-Linked Credit Facility is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Sustainability-Linked Credit Facility has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days.

Certain lenders party to the Sustainability-Linked Credit Facility and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Company and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Company’s securities and/or instruments.

The Company had no borrowings outstanding under the Sustainability-Linked Credit Facility as of March 31, 2022 and no borrowings outstanding under the Prior Credit Agreement as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the borrowing base under the Sustainability-Linked Credit Facility and Prior Credit Agreement was $204.1 million and $132.7 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Credit Agreement was reduced by outstanding letters of credit of $15.6 million as of both March 31, 2022 and December 31, 2021. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $188.5 million as of March 31, 2022.

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.0 million of debt issuance costs during the Current Quarter. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, were $2.3 million and $0.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.3 million and $0.2 million for the Current Quarter and Prior Quarter, respectively.

The Company also assumed $4.6 million in letters of credit as part of the Nuverra Acquisition. These letters of credit are not a part of the Sustainability-Linked Credit Facility and do not impact the Company’s borrowing base. We intend to replace these letters of credit in the first half of 2022.

The Company was in compliance with all debt covenants as of March 31, 2022.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.6 million shares available to be issued as of March 31, 2022. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock option awards

The Company has outstanding stock option awards as of March 31, 2022 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2022
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	2,074,216	$16.89	4.4	$—
Exercised	(70,000)	8.70
Forfeited	(9,411)	20.00
Expired	(91,319)	18.94
Ending balance, outstanding	1,903,486	$17.08	4.3	$—
Ending balance, exercisable	1,903,486	$17.08	4.3	$—
Nonvested as of March 31, 2022	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $8.57 and $6.23 as of March 31, 2022 and December 31, 2021, respectively.

The Company recognized no compensation expense related to stock options during the Current Quarter and a nominal amount of compensation expense during the Prior Quarter. As of March 31, 2022, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $2.8 million and $1.0 million related to the restricted stock awards for the Current Quarter and Prior Quarter, respectively. As of March 31, 2022, there was $26.9 million of unrecognized compensation expense with a weighted-average remaining life of 2.1 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2022
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2021	3,144,513	$6.35
Granted	2,337,795	8.12
Vested	(1,033,308)	7.06
Forfeited	(14,140)	6.30
Nonvested as of March 31, 2022	4,434,860	$7.12

Performance Share Units (PSUs)

During 2020, 2021 and 2022, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A Common Stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2020 through December 31, 2022, January 1, 2021 through December 31, 2023 or January 1, 2022 through December 31, 2024.

During 2021, the Company also approved grants of PSUs subject to both performance-based and service-based vesting conditions based on adjusted earnings before taxes and depreciation (“Adjusted EBITDA”) as defined in the agreement. The target PSUs granted in 2021 connected with Adjusted EBITDA could vest at 100% only if the minimum Adjusted EBITDA threshold was met. All Adjusted EBITDA-linked PSUs granted in 2021 did not achieve the performance-based vesting conditions and were forfeited.

The target number of shares of Class A Common Stock subject to each remaining PSU granted in 2020, 2021 and 2022 is one; however, based on the achievement of performance criteria, the number of shares of Class A Common Stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2023 for the 2020 PSU grants, June 30, 2024 for the 2021 PSU grants, and June 30, 2025, for the 2022 PSU grants, assuming the applicable minimum performance metrics are achieved.

The target PSUs granted in 2020 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but only if the Company’s Average Return on Assets is equal to or greater than 5% during the performance period. The target PSUs granted in 2021 and 2022 removed the 5% minimum ROA for the Company and added that the Company must have a positive Total Shareholder Return (as defined in the applicable PSU agreement) over the performance period. As a result of this market condition being added, the 2021 and 2022 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

The fair value on the date the PSUs were granted during 2022, 2021 and 2020 was $4.9 million, $4.4 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.5 million and $0.4 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2022, the unrecognized compensation cost related to our unvested PSUs is estimated to be $8.1 million and is expected to be recognized over a weighted-average period of 2.3 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of March 31, 2022:

PSUs
Nonvested as of December 31, 2021	2,205,604
Target shares granted	665,992
Target shares forfeited (1)	(838,384)
Target shares outstanding as of March 31, 2022	2,033,212

(1)	All PSUs granted in 2019 and all PSUs granted in 2021 tied to Adjusted EBITDA did not achieve the respective performance targets and were forfeited.

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

The following table summarizes ESPP activity (in thousands, except shares):

For the three months ended
March 31, 2022
Cash received for shares issued	$12
Shares issued	1,549

Share Repurchases

During the Current Quarter, the Company repurchased 2,297,985 shares of Class A Common Stock in the open market and repurchased 362,343 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan and the cashless exercise of stock options. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $19.5 million and a decrease to Class A Common Stock of approximately $27,000. In the Prior Quarter, the Company repurchased 144,078 shares in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2022 or the year ended December 31, 2021.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2022:

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)
Three Months Ended March 31, 2022
Investments	Recurring	March 31	$35	$—	$—	$35	$—
(1)	Amount represents carrying value at the date of assessment.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2022 and December 31, 2021, due to the short-term nature of these instruments. The Company did not have any bank debt as of March 31, 2022 or December 31, 2021. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Nonmonetary transaction: During 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled an accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company chose the fair value option to account for the securities because it represents the period-

end value of the securities, which the Company has the ability to sell. The registration statement registering the resale of the restricted common stock, warrants and other privately traded securities received became effective in the fourth quarter of 2020. Accordingly, the Company uses a Level-1 calculation with the value of the securities derived from quoted market pricing of unrestricted, publicly-traded securities. The Company recorded less than a $0.1 million and $1.8 million unrealized loss on the securities during the Current Quarter and Prior Quarter, respectively, based on the value of the securities as of the end of each reporting period, recognized within other income (expense), net on the accompanying consolidated statements of operations. The Company sold most of these securities during 2021. The less than $0.1 million of remaining securities is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of March 31, 2022.

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

During the Current Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $2.6 million. These purchases consisted of $2.2 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to management, consulting and other services and $0.1 million relating to property and equipment, inventory and consumables.

During the Prior Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $1.1 million. These purchases consisted of $0.9 million relating to the rental of certain equipment or other services used in operations and $0.2 million relating to management, consulting and other services.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of March 31, 2022 or December 31, 2021.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended March 31,
	2022	2021

	(in thousands)
Current income tax expense (benefit)	$241	$(197)
Deferred income tax expense (benefit)	(27)	(66)
Total income tax expense (benefit)	$214	$(263)
Effective Tax Rate	2.6%	1.0%

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,169	$1,091
Noncontrolling interests attributable to holders of Class B Common Stock	102,468	101,987
Total noncontrolling interests	$103,637	$103,078

During the Prior Quarter, the Company initiated the dissolution of one of its water-related services joint ventures and increased its ownership interest in another joint venture, which, combined, eliminated $0.9 million of noncontrolling interest. Additionally, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings LLC. The effects of the changes in Select Inc.’s ownership interest in SES Holdings LLC are as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$6,802	$(23,107)
Transfers from (to) noncontrolling interests:
Decrease in additional paid-in capital as a result of issuing shares for business combinations	(1,356)	—
Decrease in additional paid-in capital as a result of stock option exercises	(24)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	2,059	1,226
Increase (decrease) in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	409	(15)
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	(1)	—
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$7,889	$(21,896)

NOTE 15—INCOME (LOSS) PER SHARE

Income (loss) per share is based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,903,486 and 2,272,441 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net income (loss)	$7,985			$(27,421)
Net (income) loss attributable to noncontrolling interests	(1,183)			4,314
Net income (loss) attributable to Select Energy Services, Inc. — basic	$6,802	$6,802	$—	$(23,107)	$(23,107)	$—
Add: Reallocation of net income (loss) attributable to noncontrolling interests for the dilutive effect of restricted stock	14	14	—	—	—	—
Add: Reallocation of net income (loss) attributable to noncontrolling interests for the dilutive effect of performance units	2	2	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$6,818	$6,818	$—	$(23,107)	$(23,107)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		91,821,906	16,221,101		84,989,945	16,221,101
Dilutive effect of restricted stock		1,324,947	—		—	—
Dilutive effect of performance share units		169,578	—		—	—
Dilutive effect of ESPP		77	—		—	—
Weighted-average shares of common stock outstanding — diluted		93,316,509	16,221,101		84,989,945	16,221,101
Income (loss) per share:
Basic		$0.07	$—		$(0.27)	$—
Diluted		$0.07	$—		$(0.27)	$—

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

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$164,686	$2,565	$15,562	$5,631
Water Infrastructure	59,198	3,427	8,431	11,072
Oilfield Chemicals	72,681	4,166	2,507	573
Other	—	(2)	—	—
Eliminations	(1,796)	—	—	—
Income from operations		10,156
Corporate	—	(14,447)	567	989
Interest expense, net	—	(720)	—	—
Bargain purchase gain	—	11,434	—	—
Other income, net	—	1,905	—	—
	$294,769	$8,328	$27,067	$18,265

	For the three months ended March 31, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$66,717	$(13,310)	$13,054	$269
Water Infrastructure	37,805	1,657	6,255	4,460
Oilfield Chemicals	41,812	(1,477)	2,340	561
Other	—	(13)	—	—
Eliminations	(2,592)	—	—	—
Loss from operations		(13,143)
Corporate	—	(11,901)	650	1
Interest expense, net	—	(435)	—	—
Other expense, net	—	(2,205)	—	—
	$143,742	$(27,684)	$22,299	$5,291

Total assets by segment as of March 31, 2022 and December 31, 2021, is as follows:

	As of	As of
	March 31, 2022	December 31, 2021

	(in thousands)
Water Services	$513,759	$533,071
Water Infrastructure	294,919	229,803
Oilfield Chemicals	194,866	180,732
Other	8,376	6,586
	$1,011,920	$950,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 (our “2021 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2021 Form 10-K, and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2022 (the “Current Quarter”) and the three months ended March 31, 2021 (the “Prior Quarter”).

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

Sustainability

Select is committed to implementing a corporate strategy that supports the long-term viability of our business model in a manner that focuses on our people, our customers, the environment, and the communities in which we operate. We believe this focus will help both us and our customers achieve their short-term and long-term environmental, social and governance (“ESG”) goals, help us attract and retain top talent, maintain community support in our areas of operations and further our efforts to generate stockholder returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the oil and gas industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. As a service company, we compete with other service providers based on various factors, including safety and operational performance, technological innovation, process efficiencies and reputational awareness. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value in our industry.

We are one of the few public companies whose primary focus is on the management of water and water logistics in the oil and gas development industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the oil and gas industry as well as other industries and the general public are balancing the long-term sustainability of this resource. As a company, we continue to provide access to various sources of water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development of fixed recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce both the amount of produced water being reinjected into SWDs and our usage of fresh water. We view our rather unique position as an opportunity to transform water management by leveraging our Oilfield Chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations.

By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions.

Our strong company culture includes commitments to all stakeholders, and we aim to create a work environment that fosters a diverse and inclusive company culture. Additionally, we prioritize safety in our operations through rigorous training, structured protocols, incentives and awards programs and ongoing automation of our operations. Our prioritization of safety includes a commitment to safeguarding the communities in which we operate

We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the active engagement of a diverse and independent board of directors.

Recent Developments

Between July 2021 and February 2022, Select completed five acquisitions. Collectively these acquisitions expanded our revenue base and service offerings with many of our key customers and increased our overall service offerings within multiple basins. Effectively integrating the acquired assets and operations is a major focus for the rest of 2022. Our integration and related efforts include, but are not limited to, increasing revenue through strategic market share gains, regional service line expansion, increased pricing, and operational synergies. These operational synergies are expected to be realized by effectively connecting assets with services, realizing cost synergies, and selling excess assets.

On February 23, 2022, the Company acquired Nuverra, an energy-focused environmental solutions company, providing environmental solutions, including the removal, treatment, recycling, transportation and disposal of restricted solids, fluids and hydrocarbons for exploration and production companies operating across the U.S., including in the Bakken, Haynesville, Marcellus and Utica Shales. With the Nuverra transaction, we added more than 300,000 barrels per day of permitted daily disposal capacity in Texas, Louisiana, North Dakota, Montana and Ohio. When combined with our existing assets and other recent acquisitions, this brings our company-wide permitted daily disposal capacity to approximately 2.5 million barrels per day.

The recent Complete Acquisition, Agua Libre and Basic Acquisition and HB Rentals Acquisition improved our financial results in the year ended December 31, 2021, as well as our competitive positioning in the water solutions market. These acquisitions expanded our geographic footprint and provided access to employee expertise as well as opportunities to expand our growing water recycling business into new areas. The acquisitions also increased our market share and added multiple opportunities for future revenue and cost synergies.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, has contributed to significant increases and volatility in the price for oil and natural gas, with the posted price for WTI reaching a high of $123.64 per barrel. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events resulted in higher oil and gas prices in the first quarter, the geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition.

While the ongoing effects of the COVID-19 pandemic on our operations have decreased in recent quarters, this pandemic has had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the Current Quarter, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity all fully rebound. While we have seen activity improve considerably since the low point experienced in 2020, there remains uncertainty, but global inventories have rapidly normalized with continued demand growth. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the recent elevated volatility in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

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

As a result of reduced oil inventories driven by the Russia/Ukraine war as well as economic recovery and oil demand growth in much of the world, oil and gas prices improved notably in the Current Quarter. During the Current Quarter, the average spot price of West Texas Intermediate crude oil was $95.18 versus an average price of $58.09 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $4.66 versus an average of $3.56 for the Prior Quarter. These price levels are supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have demonstrated their resolve to manage their capital spending to within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, greatly improved over the year ended December 31, 2021.

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

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We are working to further commercialize our services in other businesses through our industrial solutions group.

February 2021 Severe Weather

Severe winter weather in February 2021 negatively impacted our Prior Quarter results, equating to approximately one lost week of operations across most of our locations, with extended raw material shortages that impacted our Oilfield Chemicals segment into March. We estimate that this negatively impacted Prior Quarter revenue by an amount ranging from $9 million to $12 million.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, production, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $104.0 million and $57.9 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and dependent on the then-current market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $57.3 million and $34.7 million for the Current Quarter and Prior Quarter, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $71.1 million and $45.0 million for the Current Quarter and Prior Quarter, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $23.9 million and $10.9 million for the Current Quarter and Prior Quarter, respectively. Rising fuel prices impact our transportation costs, which affect the pricing and demand for our services and, therefore, our results of operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Between July 2021 and February 2022, we completed five acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these acquisitions.”

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$163,606	$64,223	$99,383	154.7%
Water Infrastructure	58,554	37,803	20,751	54.9%
Oilfield Chemicals	72,609	41,716	30,893	74.1%
Total revenue	294,769	143,742	151,027	105.1%

Costs of revenue
Water Services	137,046	62,324	74,722	119.9%
Water Infrastructure	44,378	26,399	17,979	68.1%
Oilfield Chemicals	62,163	37,766	24,397	64.6%
Depreciation and amortization	26,500	21,650	4,850	22.4%
Total costs of revenue	270,087	148,139	121,948	82.3%
Gross profit (loss)	24,682	(4,397)	29,079	661.3%

Operating expenses
Selling, general and administrative	28,315	19,894	8,421	42.3%
Depreciation and amortization	567	649	(82)	(12.6)%
Lease abandonment costs	91	104	(13)	NM
Total operating expenses	28,973	20,647	8,326	40.3%
Loss from operations	(4,291)	(25,044)	20,753	82.9%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	1,653	(579)	2,232	(385.5)%
Interest expense, net	(720)	(435)	(285)	65.5%
Foreign currency gain, net	3	3	—	NM
Bargain purchase gain	11,434	—	11,434	NM
Other	249	(1,629)	1,878	NM
Income (loss) before income tax (expense) benefit	8,328	(27,684)	36,012	130.1%
Income tax (expense) benefit	(214)	263	(477)	NM
Equity in losses of unconsolidated entities	(129)	—	(129)	NM
Net income (loss)	$7,985	$(27,421)	$35,406	129.1%

Revenue

Our revenue increased $151.0 million, or 105.1%, to $294.8 million for the Current Quarter compared to $143.7 million for the Prior Quarter. This increase was composed of a $99.4 million increase in Water Services revenue, a $20.8 million increase in Water Infrastructure revenue and a $30.9 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services in comparison to the Prior Quarter. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Complete, Agua Libre and Basic, HB Rentals and Nuverra acquisitions. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 55.5%, 19.9% and 24.6% of our total revenue, respectively, compared to 44.7%, 26.3% and 29.0%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $99.4 million, or 154.7%, to $163.6 million for the Current Quarter compared to $64.2 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter. The increase was also impacted by incremental revenue contributed by the Complete, Basic, HB Rentals and Nuverra acquisitions.

Water Infrastructure. Revenue increased by $20.8 million, or 54.9%, to $58.6 million for the Current Quarter compared to $37.8 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter. The increase was also modestly impacted by incremental revenue contributed by the Complete, Agua Libre and Nuverra acquisitions.

Oilfield Chemicals. Revenue increased $30.9 million, or 74.1%, to $72.6 million for the Current Quarter compared to $41.7 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter.

Costs of Revenue

Costs of revenue increased $121.9 million, or 82.3%, to $270.1 million for the Current Quarter compared to $148.1 million for the Prior Quarter. The increase was primarily composed of a $74.7 million increase in Water Services costs, an $18.0 million increase in Water Infrastructure costs, and a $24.4 million increase in Oilfield Chemicals costs due to supporting higher revenue producing activity discussed above.

Water Services. Costs of revenue increased $74.7 million, or 119.9%, to $137.0 million for the Current Quarter compared to $62.3 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 97.0% to 83.8% primarily due to economies of scale from higher revenue activity. The Prior Quarter was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Water Infrastructure. Costs of revenue increased $18.0 million, or 68.1%, to $44.4 million for the Current Quarter compared to $26.4 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 69.8% to 75.8% primarily due to a lower relative contribution of high-margin pipeline revenue.

Oilfield Chemicals. Costs of revenue increased $24.4 million, or 64.6%, to $62.2 million for the Current Quarter compared to $37.8 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 90.5% to 85.6% primarily due to picking up additional market share for our portfolio of products. The Prior Quarter was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense increased $4.9 million, or 22.4%, to $26.5 million for the Current Quarter compared to $21.7 million for the Prior Quarter, primarily due to a higher fixed asset base related to acquisitions after March 31, 2021.

Gross Profit (Loss)

Gross profit was $24.7 million for the Current Quarter compared to a gross loss of $4.4 million for the Prior Quarter primarily due to higher revenue in all three segments resulting from increased activity levels. Gross profit increased by $24.7 million, $2.8 million and $6.5 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Partially offsetting the increase in gross profit was a $4.9 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 8.4% and (3.1%) in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.4 million, or 42.3%, to $28.3 million for the Current Quarter compared to $19.9 million for the Prior Quarter. The increase was primarily due to $2.4 million of costs from the additional personnel and related back-office expenses as a result of our 2021 and 2022 acquisitions, comprised of $0.7 million of personnel costs and $1.7 million of other back-office costs, $2.1 million higher legal and professional services in connection with work related to acquisitions, $2.1 million higher wages and associated payroll taxes, a $1.9 million increase in equity-based compensation costs, $0.8 million in higher vehicle lease costs, a $0.5 million increase in travel, meals and entertainment costs and $1.8 million from a combination of other expenses partially offset by $3.2 million in Prior Quarter severance expense.

Lease Abandonment Costs

Lease abandonment costs were $0.1 million in both the Current Quarter and Prior Quarter. Lease abandonment costs primarily related to expenses associated with facilities previously abandoned.

Net Interest Expense

Net interest expense increased by $0.3 million, or 65.5%, to $0.7 million for the Current Quarter compared to $0.4 million in the Prior Quarter primarily due to an increase in amortized deferred financing costs as a result of exiting the Prior Credit Agreement, lower interest income related to note receivable that was converted to an equity-method investment during the Current Quarter and higher interest expense due to borrowings in the Current Quarter.

Bargain Purchase Gain

Bargain purchase gain of $11.4 million in the Current Quarter was comprised of $11.8 million related to the Nuverra Acquisition and ($0.4) million in adjustments related to acquisitions in 2021. The Nuverra Acquisition has preliminarily resulted in a bargain purchase gain as the current estimated fair value of net assets received is greater than the consideration paid.

Other

Other income was $0.2 million in the Current Quarter compared to other expense of $1.6 million in the Prior Quarter. During the Current Quarter, other income primarily related to the sale of excess assets acquired in 2021. During the Prior Quarter, other expenses primarily related to the mark-to-market of equities using the fair value option.

Net Income (Loss)

Net Income (loss) increased by $35.4 million, to a net income of $8.0 million for the Current Quarter compared to a net loss of $27.4 million for the Prior Quarter, driven primarily by increased revenue due to a gradual increase in demand for our services and a bargain purchase gain of $11.4 million. The Prior Quarter was negatively impacted by a significant reduction in demand for our services following the onset of the COVID-19 pandemic.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2022	2021

	(in thousands)
Net income (loss)	$7,985	$(27,421)
Interest expense, net	720	435
Income tax expense (benefit)	214	(263)
Depreciation and amortization	27,067	22,299
EBITDA	35,986	(4,950)
Non-cash compensation expenses	3,275	1,422
Nonrecurring severance expenses(1)	—	3,225
Non-cash loss on sale of assets or subsidiaries(2)	520	697
Nonrecurring transaction costs(3)	3,617	412
Lease abandonment costs	91	104
Bargain purchase gain	(11,434)	—
Equity in losses of unconsolidated entities	129	—
Foreign currency gain, net	(3)	(3)
Adjusted EBITDA	$32,181	$907
(1)	For the Prior Quarter, these costs related to severance costs associated with our former CEO.
(2)	For the Current Quarter and Prior Quarter, the losses were primarily due to sales of real estate and underutilized or obsolete property and equipment.
(3)	For the Current Quarter and Prior Quarter, these costs were primarily legal-related due diligence costs as well as costs related to certain acquired subsidiaries.

EBITDA was $36.0 million for the Current Quarter compared to ($5.0) million for the Prior Quarter. The 40.9 million increase in EBITDA was driven primarily by an increase of $33.9 million in gross profit and an $11.4 bargain purchase gain in the Current Quarter partially offset by an $8.4 million increase in selling, general and administrative costs. Adjusted EBITDA was $32.2 million for the Current Quarter compared to $0.9 million for the Prior Quarter. The $31.3 million increase is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A Common Stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of March 31, 2022, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

Based on our current cash and cash equivalents balance, operating cash flow, available borrowings under our Sustainability-Linked Credit Facility and the ongoing actions discussed above, we believe that we will be able to maintain sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants through the next twelve months and beyond, prior to giving effect to any future financing that may occur.

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations and borrowings under our Sustainability-Linked Credit Facility. For a discussion of the Sustainability-Linked Credit Facility, see “—Sustainability-Linked Credit Facility” below. Although we cannot provide any assurance, we believe that our current cash balance, operating cash flow and available borrowings under our Sustainability-Linked Credit Facility will be sufficient to fund our operations for at least the next twelve months.

As of March 31, 2022, cash and cash equivalents totaled $24.8 million, and we had approximately $188.5 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of March 31, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $204.1 million, we had no outstanding borrowings and outstanding letters of credit totaled $15.6 million. As of May 2, 2022, we had no outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $193.5 million, the outstanding letters of credit totaled $20.9 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $172.6 million.

We also assumed $4.6 million in letters of credit as part of the Nuverra Acquisition. These letters of credit were not a part of the Sustainability-Linked Credit Facility as of March 31, 2022 and did not impact the Company’s borrowing base. We replaced these letters of credit in April 2022 and they are now part of the Sustainability-Linked Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Net cash used in operating activities	$(18,550)	$(3,873)	$(14,677)	(379.0)%
Net cash used in investing activities	(91)	(4,218)	4,127	97.8%
Net cash used in financing activities	(39,768)	(935)	(38,833)	(4153.3)%
Subtotal	(58,409)	(9,026)
Effect of exchange rate changes on cash and cash equivalents	7	8	(1)	NM
Net decrease in cash, cash equivalents, and restricted cash	$(58,402)	$(9,018)

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2022 and 2021

Operating Activities. Net cash used in operating activities was $18.6 million for the Current Quarter, compared to $3.9 million in the Prior Quarter. The $14.7 million increase is primarily due to cash used to settle acquired Nuverra liabilities, as well as the current timing of collecting receivables connected with increasing revenue and integrating an acquisition in the Current Quarter.

Investing Activities. Net cash used in investing activities was $0.1 million for the Current Quarter, compared to $4.2 million for the Prior Quarter. The $4.1 million decrease in net cash used in investing activities was primarily due to a $10.9 million increase in purchases of property and equipment and a $1.4 million increase in investments partially offset by a $9.8 million increase in proceeds received from sales of property and equipment and $6.9 million in cash and restricted cash received in the Nuverra Acquisition.

Financing Activities. Net cash used in financing activities was $39.8 million for the Current Quarter compared to $0.9 million for the Prior Quarter. The $38.9 million increase in cash used in financing activities was primarily due to net debt repayments of $18.8 million, an $18.0 million increase in repurchases of shares of Class A Common Stock during the Current Quarter compared to the Prior Quarter and $2.0 million in debt issuance costs in the Current Quarter.

Sustainability-Linked Credit Facility

On March 17, 2022 (the “Restatement Date”), SES Holdings, a subsidiary of the Company, and Select Energy Services, LLC (“Select LLC”), a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”) (which amended and restated the Prior Credit Agreement dated November 1, 2017). The Sustainability-Linked Credit Facility also has a sublimit of $40.0 million for letters of credit and a sublimit of $27.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by $135.0 million during the first three years following the Restatement Date.

Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2021 Form 10-K for operating lease obligations as of December 31, 2021 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of March 31, 2022.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2021 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of March 31, 2022, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: global health events, including the COVID-19 pandemic; the supply of and demand for oil and gas; war, economic sanctions and other constraints to global trade and economic growth; current price levels as well as expectations about future prices of oil and gas; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g. wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of March 31, 2022, we had no outstanding borrowings under our Sustainability-Linked Credit Facility. As of May 2, 2022, we had no outstanding borrowings and approximately $172.6 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 2,297,985 shares purchased in the open market pursuant to a repurchase plan, and 362,343 shares purchased to satisfy tax withholding obligations related to restricted stock and the cashless exercise of stock options previously awarded to certain of our current and former employees.

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
January 1, 2022 to January 31, 2022	716,610	$6.80
February 1, 2022 to February 28, 2022	1,721,013	$7.25
March 1, 2022 to March 31, 2022	222,705	$9.73
Total	2,660,328	$7.34

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

10.1

Amended and Restated Credit Agreement, dated as of March 17, 2022, by and among Select Energy Services, LLC, SES Holdings, LLC, Wells Fargo Bank, N.A., as administrative agent, and the lenders named therein (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 18, 2022).

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 4, 2022	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer