Form 10-Q
period 2022-06-30
Select Energy Services, Inc.
filed 2022-08-03
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, the registrant had 98,114,103 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, in our subsequently filed Quarterly Reports on Form 10-Q, under the heading “Part II—Item 1A. Risk Factors” in this Quarterly Report and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, and associated repercussions to supply and demand for oil and natural gas and the economy generally;
●	global economic distress resulting from sustained Russia-Ukraine war and related economic sanctions, which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the United States (“U.S.”) or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources;
●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, measures taken to protect the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

●	any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, which if enacted, could reduce labor availability or add additional operational costs as we may experience constraints on our workforce and the workforce of our supply chain, which could have a negative impact on our operations;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware portion of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
●	growing demand for electric vehicles that may result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Part I―Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and under the heading “Part II―Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary note.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,742	$85,801
Accounts receivable trade, net of allowance for credit losses of $5,687 and $4,401, respectively	338,865	232,824
Accounts receivable, related parties	382	219
Inventories	39,389	44,456
Prepaid expenses and other current assets	32,724	31,486
Total current assets	437,102	394,786
Property and equipment	1,013,230	943,515
Accumulated depreciation	(574,348)	(551,727)
Total property and equipment, net	438,882	391,788
Right-of-use assets, net	51,245	47,732
Other intangible assets, net	103,032	108,472
Other long-term assets, net	13,567	7,414
Total assets	$1,043,828	$950,192
Liabilities and Equity
Current liabilities
Accounts payable	$53,986	$36,049
Accrued accounts payable	71,270	52,051
Accounts payable and accrued expenses, related parties	2,793	1,939
Accrued salaries and benefits	23,485	22,233
Accrued insurance	15,335	13,408
Sales tax payable	2,408	2,706
Accrued expenses and other current liabilities	19,121	19,544
Current operating lease liabilities	17,573	13,997
Current portion of finance lease obligations	19	113
Total current liabilities	205,990	162,040
Long-term operating lease liabilities	51,597	53,198
Other long-term liabilities	45,096	39,780
Total liabilities	302,683	255,018
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 98,160,573 shares issued and outstanding as of June 30, 2022; 350,000,000 shares authorized and 94,172,920 shares issued and outstanding as of December 31, 2021	982	942
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2022 and December 31, 2021	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	974,066	950,464
Accumulated deficit	(340,167)	(359,472)
Total stockholders’ equity	635,043	592,096
Noncontrolling interests	106,102	103,078
Total equity	741,145	695,174
Total liabilities and equity	$1,043,828	$950,192

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Water Services	$195,996	$76,651	$359,602	$140,874
Water Infrastructure	60,284	33,326	118,838	71,129
Oilfield Chemicals	79,623	51,140	152,232	92,856
Total revenue	335,903	161,117	630,672	304,859
Costs of revenue
Water Services	158,060	70,745	295,106	133,069
Water Infrastructure	44,939	26,237	89,317	52,636
Oilfield Chemicals	67,988	44,754	130,151	82,520
Other	1	—	1	—
Depreciation and amortization	29,253	21,018	55,753	42,668
Total costs of revenue	300,241	162,754	570,328	310,893
Gross profit (loss)	35,662	(1,637)	60,344	(6,034)
Operating expenses
Selling, general and administrative	26,695	15,890	55,010	35,784
Depreciation and amortization	526	624	1,093	1,273
Lease abandonment costs	162	222	253	326
Total operating expenses	27,383	16,736	56,356	37,383
Income (loss) from operations	8,279	(18,373)	3,988	(43,417)
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	731	(1,657)	2,384	(2,236)
Interest expense, net	(494)	(400)	(1,214)	(835)
Foreign currency (loss) gain, net	(6)	4	(3)	7
Bargain purchase gain	5,607	—	17,041	—
Other	875	895	1,124	(734)
Income (loss) before income tax (expense) benefit	14,992	(19,531)	23,320	(47,215)
Income tax (expense) benefit	(182)	(84)	(396)	179
Equity in losses of unconsolidated entities	(229)	—	(358)	—
Net income (loss)	14,581	(19,615)	22,566	(47,036)
Less: net (income) loss attributable to noncontrolling interests	(2,078)	3,048	(3,261)	7,362
Net income (loss) attributable to Select Energy Services, Inc.	$12,503	$(16,567)	$19,305	$(39,674)

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Basic	$0.13	$(0.19)	$0.21	$(0.47)
Class B—Basic	$—	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.13	$(0.19)	$0.20	$(0.47)
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$14,581	$(19,615)	$22,566	$(47,036)
Comprehensive income (loss)	14,581	(19,615)	22,566	(47,036)
Less: comprehensive (income) loss attributable to noncontrolling interests	(2,078)	3,048	(3,261)	7,362
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$12,503	$(16,567)	$19,305	$(39,674)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2022 and 2021

(unaudited)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	3,140	—	—	—	24	—	24	1	25
Equity-based compensation	—	—	—	—	6,189	—	6,189	1,030	7,219
Issuance of restricted shares	2,529,231	25	—	—	2,220	—	2,245	(2,245)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	4,203,323	42	—	—	34,456	—	34,498	1,356	35,854
Repurchase of common stock	(2,754,923)	(27)	—	—	(19,841)	—	(19,868)	(436)	(20,304)
Restricted shares forfeited	(63,118)	(1)	—	—	(56)	—	(57)	57	—
NCI income tax adjustment	—	—	—	—	27	—	27	(24)	3
Net income	—	—	—	—	—	19,305	19,305	3,261	22,566
Balance as of June 30, 2022	98,160,573	$982	16,221,101	$162	$974,066	$(340,167)	$635,043	$106,102	$741,145

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	4,881	—	—	—	30	—	30	(1)	29
Equity-based compensation	—	—	—	—	3,333	—	3,333	613	3,946
Issuance of restricted shares	1,843,808	19	—	—	1,881	—	1,900	(1,900)	—
Other	738	—	—	—	5	—	5	—	5
Repurchase of common stock	(199,976)	(2)	—	—	(1,223)	—	(1,225)	19	(1,206)
Restricted shares forfeited	(301,395)	(3)	—	—	(315)	—	(318)	318	—
Noncontrolling interest in subsidiary	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	23	—	23	(23)	—
Net loss	—	—	—	—	—	(39,674)	(39,674)	(7,362)	(47,036)
Balance as of June 30, 2021	88,160,703	$882	16,221,101	$162	$912,872	$(356,921)	$556,995	$103,551	$660,546

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2022 and 2021

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2022	98,111,119	$981	16,221,101	$162	$971,282	$(352,670)	$619,755	$103,637	$723,392
ESPP shares issued	1,591	—	—	—	13	—	13	—	13
Equity-based compensation	—	—	—	—	3,384	—	3,384	560	3,944
Issuance of restricted shares	191,436	2	—	—	171	—	173	(173)	—
Repurchase of common stock	(94,595)	—	—	—	(761)	—	(761)	(27)	(788)
Restricted shares forfeited	(48,978)	(1)	—	—	(43)	—	(44)	44	—
NCI income tax adjustment	—	—	—	—	20	—	20	(17)	3
Net income	—	—	—	—	—	12,503	12,503	2,078	14,581
Balance as of June 30, 2022	98,160,573	$982	16,221,101	$162	$974,066	$(340,167)	$635,043	$106,102	$741,145

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2021	87,856,767	$879	16,221,101	$162	$910,688	$(340,354)	$571,375	$106,574	$677,949
ESPP shares issued	2,736	—	—	—	16	—	16	(1)	15
Equity-based compensation	—	—	—	—	2,131	—	2,131	393	2,524
Issuance of restricted shares	356,360	4	—	—	352	—	356	(356)	—
Other	738	—	—	—	5	—	5	—	5
Repurchase of common stock	(55,898)	(1)	—	—	(335)	—	(336)	4	(332)
NCI income tax adjustment	—	—	—	—	15	—	15	(15)	—
Net loss	—	—	—	—	—	(16,567)	(16,567)	(3,048)	(19,615)
Balance as of June 30, 2021	88,160,703	$882	16,221,101	$162	$912,872	$(356,921)	$556,995	$103,551	$660,546

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$22,566	$(47,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	56,846	43,941
(Gain) loss on disposal of property and equipment and divestitures	(2,384)	2,236
Equity in losses of unconsolidated entities	358	—
Bad debt expense (recovery)	1,263	(381)
Amortization of debt issuance costs	417	344
Inventory write-downs	189	82
Equity-based compensation	7,219	3,946
Bargain purchase gain	(17,041)	—
Unrealized loss on short-term investment	40	1,169
Other operating items, net	(478)	(139)
Changes in operating assets and liabilities
Accounts receivable	(89,653)	(19,054)
Prepaid expenses and other assets	5,620	(11,044)
Accounts payable and accrued liabilities	7,570	14,497
Net cash used in operating activities	(7,468)	(11,439)
Cash flows from investing activities
Purchase of property and equipment	(30,976)	(13,451)
Investment in note receivable	—	(1,101)
Purchase of equity method investments	(4,267)	(2,200)
Collection of note receivable	184	—
Distribution from cost method investment	60	120
Acquisitions, net of cash and restricted cash received	5,857	—
Proceeds received from sales of property and equipment	17,683	5,141
Other	(429)	—
Net cash used in investing activities	(11,888)	(11,491)
Cash flows from financing activities
Borrowings from revolving line of credit	30,000	—
Payments on revolving line of credit	(30,000)	—
Payments on long-term debt	(18,780)	—
Payments of finance lease obligations	(103)	(156)
Payment of debt issuance costs	(2,144)	—
Proceeds from share issuance	25	29
Distributions to noncontrolling interests	—	(1,074)
Repurchase of common stock	(19,695)	(1,206)
Net cash used in financing activities	(40,697)	(2,407)
Effect of exchange rate changes on cash	(6)	20
Net decrease in cash and cash equivalents	(60,059)	(25,317)
Cash and cash equivalents, beginning of period	85,801	169,039
Cash and cash equivalents, end of period	$25,742	$143,722
Supplemental cash flow disclosure:
Cash paid for interest	$817	$741
Cash refunds received for income taxes, net	$(497)	$(962)
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$35,854	$—
Conversion of notes receivable to equity-method investment	$4,442	$—
Capital expenditures included in accounts payable and accrued liabilities	$20,214	$6,038

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

We are a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the U.S. We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Class A and Class B Common Stock:  As of June 30, 2022, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2022 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2021 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC on February 23, 2022, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year, in part due to the initiation of war between Russia and Ukraine, the continuing effects of the COVID-19 pandemic and large variations in oil and natural gas prices during the Current Quarter and Current Period.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of June 30, 2022, the Company had three equity-method investments and one cost-method investment. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of June 30,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2022	2021

				(in thousands)
20% minority interest	2011	Cost-method	Other long-term assets, net	$60	$120
Notes receivable (1)	2020	Amortized cost basis	Other long-term assets, net	—	4,446
21% minority interest (1)	2021	Equity-method	Other long-term assets, net	4,442	—
33% minority interest	2021	Equity-method	Other long-term assets, net	3,125	1,779
45% minority interest	2021	Equity-method	Other long-term assets, net	2,705	142
(1)	Investment in notes receivable converted to equity-method investment during the Current Period.

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

The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.

The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2022
(in thousands)
Balance as of December 31, 2021	$4,401
Increase to allowance based on a percentage of revenue	1,263
Charge-offs	(16)
Recoveries	39
Balance as of June 30, 2022	$5,687

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2022
(in thousands)
Balance as of December 31, 2021	$29,551
Accretion expense, included in depreciation and amortization expense	596
Acquired AROs	13,029
Divested	(1,181)
Payments	(723)
Balance as of June 30, 2022	$41,272

Short-term ARO liability	4,490
Long-term ARO liability	36,782
Balance as of June 30, 2022	$41,272

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$48	$60	$164	$126
Sublease income	Lease abandonment costs and Costs of revenue	361	231	707	474

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: During 2020, due to worsening economic conditions, the Company suspended the match of its defined contribution 401(k) plan and the suspension continued into the first half of 2021. Effective July 1, 2021, the Company reinstated matching contributions of 50% of employee contributions, up to 4% of eligible earnings. The Company incurred $0.7 million, zero, $1.2 million and zero match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Payroll Tax Deferral: In 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and deferred the payment of $6.0 million of payroll taxes. Half of the deferral was paid during the fourth quarter of 2021 and the remaining balance of $3.0 million must be repaid by December 31, 2022. The remaining deferral is reported under accrued salaries and benefits on the accompanying consolidated balance sheets as of June 30, 2022.

Severance: During the Prior Period, the Company incurred $3.2 million of severance in connection with the termination of its former chief executive officer, which was paid in full during the first quarter of 2021 and included in selling, general and administrative in the consolidated statements of operations.

NOTE 3—ACQUISITIONS

Business combinations

The following table presents key information connected with our 2022 and 2021 acquisitions (dollars in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Value of Shares Issued	Total Consideration	Segments
Nuverra	February 23, 2022	4,203,323	$—	$35,854	$35,854	Water Services & Water Infrastructure
HB Rentals	December 3, 2021	1,211,375	2,610	7,135	9,745	Water Services
Agua Libre and Basic	October 1, 2021	902,593	16,394	4,684	21,078	Water Services & Water Infrastructure
Complete	July 9, 2021	3,600,000	14,356	20,304	34,660	Water Services & Water Infrastructure
Total		9,917,291	$33,360	$67,977	$101,337

Nuverra Acquisition

On February 23, 2022, the Company completed the acquisition of Nuverra Environmental Solutions, Inc. (“Nuverra”) for total consideration of $35.9 million based on the closing price of the Company’s shares of Class A Common Stock on February 23, 2022 (the “Nuverra Acquisition”). Consideration transferred consisted of 4,203,323 shares of Class A Common Stock. The acquisition strengthens Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Bakken, Haynesville and Northeast, while continuing to expand Select’s production-related revenues. Select also acquired a 60-mile underground twin pipeline network in the Haynesville Shale in Texas and Louisiana. This pipeline network is used for the collection of produced water for transport to interconnected disposal wells and the delivery or re-delivery of water from water sources to operator locations for use in well completion activities. Additionally, Nuverra operates a landfill facility in North Dakota located on a 50-acre site. The facility provides a unique opportunity for Select to expand its logistics capabilities into a new service offering. The acquisition is expected to result in a bargain purchase gain based on our preliminary evaluation, as Nuverra was experiencing financial distress and actively evaluating strategic alternatives leading up to the transaction.

The Nuverra Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of June 30, 2022. The Nuverra debt, including accrued interest, totaled $18.8 million, and was repaid during the Current Period after the acquisition was completed. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.4 million and $3.1 million of transaction-related costs related to this acquisition in the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The Company assumed $1.6 million of severance liabilities in connection with the Nuverra acquisition and $0.2 million is included in accrued salaries and benefits as of June 30, 2022.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of March 31, 2022	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (4,203,323 shares)	$35,854	$—	$35,854
Total consideration transferred	35,854	—	35,854
Less: identifiable assets acquired and liabilities assumed
Working capital	8,093	(275)	7,818
Property and equipment	65,138	—	65,138
Right-of-use assets	2,931	—	2,931
Other long-term assets	229	(129)	100
Long-term debt	(18,780)	—	(18,780)
Long-term ARO	(8,104)	(4,876)	(12,980)
Long-term lease liabilities	(1,189)	—	(1,189)
Deferred tax liabilities	(120)	120	—
Other long-term liabilities	(500)	500	—
Total identifiable net assets acquired	47,698	(4,660)	43,038
Bargain Purchase Gain	(11,844)	4,660	(7,184)
Fair value allocated to net assets acquired, net of bargain purchase gain	$35,854	$—	$35,854

HB Rentals Acquisition

On December 3, 2021, the Company, through its subsidiary Peak Oilfield Services, LLC, completed the acquisition of certain assets of H.B. Rentals, L.C. (“HB Rentals”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”), for total initial consideration of $8.7 million based on the closing price of the Company’s shares of Class A Common Stock on December 2, 2021 (the “HB Rentals Acquisition”). Consideration transferred consisted of 1,211,375 shares of Class A Common Stock and $1.5 million in cash. The Company paid $1.1 million on April 1, 2022, representing the final working capital settlement. The Company acquired the U.S. onshore assets of HB Rentals, including working capital. This acquisition strengthens the Company’s accommodations and rentals footprint in the Permian, Haynesville, MidCon, Northeast and Rockies regions and adds revenue-producing fixed assets including a significant number of skid houses and trailer houses. The acquisition resulted in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The HB Rentals Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have been finalized as of June 30, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Services segment. The Company incurred $0.1 million of transaction-related costs related to this acquisition in the Current Period, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2021	Current Period Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (1,211,375 shares)	$7,135	$—	$7,135
Cash paid	1,526	—	1,526
Final working capital settlement	—	1,084	1,084
Total consideration transferred	8,661	1,084	9,745
Less: identifiable assets acquired and liabilities assumed
Working capital	29	880	909
Property and equipment	14,091	929	15,020
Right-of-use assets	1,316	—	1,316
Long-term lease liabilities	(835)	—	(835)
Total identifiable net assets acquired	14,601	1,809	16,410
Bargain Purchase Gain	(5,940)	(725)	(6,665)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8,661	$1,084	$9,745

Agua Libre Midstream and water-related assets from Basic Energy Services Acquisition

On October 1, 2021, the Company completed the acquisition of certain assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”) for total initial consideration of $21.1 million based on the closing price of the Company’s shares of Class A Common Stock on September 30, 2021 (the “Agua Libre and Basic Acquisition”). Consideration transferred consisted of 902,593 shares of Class A Common Stock and $16.4 million in cash. The Company acquired substantially all of the water-related assets and ongoing operations of Agua Libre and Basic, including working capital. With this acquisition, the Company has acquired a solid production services footprint in Texas, New Mexico, Oklahoma and North Dakota, as well as more than 550,000 barrels per day of permitted disposal capacity. The acquisition is expected to result in a bargain purchase gain as the seller was distressed and decided to divest its assets and operations to multiple buyers as operations were wound down and the business was shuttered.

The Agua Libre and Basic Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of June 30, 2022. The business combination accounting is preliminary due to the continuing efforts to validate the existence and condition of the property and equipment acquired. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.2 million and $0.6 million of transaction-related costs related to this acquisition in the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of December 31, 2021	Current Period Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (902,593 shares)	$4,684	$—	$4,684
Cash paid	16,394	—	16,394
Total consideration transferred	21,078	—	21,078
Less: identifiable assets acquired and liabilities assumed
Working capital	(506)	37	(469)
Property and equipment	41,000	9,486	50,486
Right-of-use assets	309	—	309
Long-term ARO	(15,810)	—	(15,810)
Long-term lease liabilities	(281)	10	(271)
Total identifiable net assets acquired	24,712	9,533	34,245
Bargain Purchase Gain	(3,634)	(9,533)	(13,167)
Fair value allocated to net assets acquired, net of bargain purchase gain	$21,078	$—	$21,078

Complete Energy Services Acquisition

On July 9, 2021, the Company completed the acquisition (the “Complete Acquisition”) of Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for initial consideration of $34.5 million based on the closing price of the Company’s shares of Class A Common Stock on July 9, 2021. Consideration transferred consisted of 3.6 million shares of Class A Common Stock and $14.2 million in cash. In October 2021, the Company paid $0.2 million related to the settlement of the working capital which resulted in a final purchase price of $34.7 million. The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of Complete as well as Superior’s well testing operations, including working capital. Superior retained certain non-core and non-water-related assets that were part of Complete as part of the transaction. This acquisition expands the Company’s water-related services and infrastructure footprint and strengthens the geographic footprint, particularly in the Mid-Continent, Permian and Rockies. The acquisition resulted in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The Complete Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have been finalized as of June 30, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred less than $0.1 million, $0.1 million, $0.4 million and $0.1 million of transaction-related costs related to this acquisition in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2021	Current Period Adjustment	Amount

Consideration transferred	(in thousands)
Class A Common Stock (3,600,000 shares)	$20,304	$—	$20,304
Cash paid	14,356	—	14,356
Total consideration transferred	34,660	—	34,660
Less: identifiable assets acquired and liabilities assumed
Working capital	15,783	(200)	15,583
Property and equipment	36,761	(201)	36,560
Right-of-use assets	3,331	—	3,331
Other long-term assets	24	—	24
Long-term ARO	(9,800)	—	(9,800)
Long-term lease liabilities	(2,028)	—	(2,028)
Total identifiable net assets acquired	44,071	(401)	43,670
Bargain Purchase Gain	(9,411)	401	(9,010)
Fair value allocated to net assets acquired, net of bargain purchase gain	$34,660	$—	$34,660

Contingent Consideration

In connection with an August 2021 business combination, the Company recorded a $1.1 million contingent earn-out liability. The maximum earn-out is $1.6 million, dependent on revenue generated in the first and second 12-month periods following the acquisition, beginning on October 1, 2021. This liability was $1.1 million as of both June 30, 2022 and December 31, 2021 and is recorded in other long-term liabilities.

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

The following factors are applicable to all three of the Company’s segments for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of June 30, 2022, the Company had eight contracts in place for these segments lasting over one year. The Company has recorded a $5.7 million contract liability associated with one of the eight long-term contracts as of June 30, 2022, of which $3.7 million is recognized in accrued expenses and other current liabilities and $2.0 million is recognized in other long-term liabilities in the accompanying consolidated balance sheets. This liability was $8.2 million as of December 31, 2021 and the Company has recognized $2.5 million in revenue during the Current Period. The Company expects this contract liability to be converted to revenue under the terms of the contract as it is earned.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2022, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $17.6 million, $6.7 million, $33.2 million and $12.9 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2022, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Geographic Region
Permian Basin	$149,640	$83,355	$286,124	$154,559
Eagle Ford	40,438	24,569	73,292	45,354
Rockies	38,139	9,196	71,617	19,218
Mid-Continent	31,526	9,527	60,790	18,003
Marcellus/Utica	33,924	13,251	57,753	24,918
Haynesville/E. Texas	26,304	18,303	52,779	35,568
Bakken	18,546	3,864	31,997	10,767
Eliminations and other regions	(2,614)	(948)	(3,680)	(3,528)
Total	$335,903	$161,117	$630,672	$304,859

In the Water Services segment, the top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 68%, 67%, 69% and 65%, of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the top three revenue-producing regions are the Permian Basin, Eagle Ford and Bakken, which collectively comprised 87%, 97%, 90% and 97% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Oilfield Chemicals segment, the top three revenue-producing regions are the Permian Basin, Haynesville/E. Texas and Eagle Ford, which collectively comprised 78%, 86%, 78% and 84% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Raw materials	$19,141	$20,396
Finished goods	20,248	24,060
Total	$39,389	$44,456

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.3 million, less than $0.1 million, $0.2 million and $0.1 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.1 million and $3.9 million as of June 30, 2022 and December 31, 2021, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in thousands)
Machinery and equipment	$645,566	$626,633
Buildings and leasehold improvements	131,769	108,177
Pipelines	72,829	72,829
Gathering and disposal infrastructure	64,265	63,228
Vehicles and equipment	28,501	28,502
Land	22,928	16,873
Computer equipment and software	4,956	5,395
Office furniture and equipment	773	764
Machinery and equipment - finance lease	533	544
Vehicles and equipment - finance lease	58	324
Computer equipment and software - finance lease	56	412
Construction in progress	40,996	19,834
	1,013,230	943,515
Less accumulated depreciation(1)	(574,348)	(551,727)
Total property and equipment, net	$438,882	$391,788
(1)	Includes $0.6 million and $1.1 million of accumulated depreciation related to finance leases as of June 30, 2022 and December 31, 2021, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Category
Depreciation expense from property and equipment	$26,751	$19,017	$50,704	$38,604
Amortization expense from finance leases	41	21	101	103
Amortization expense from intangible assets	2,720	2,616	5,445	5,233
Accretion expense from asset retirement obligations	267	(12)	596	1
Total depreciation and amortization	$29,779	$21,642	$56,846	$43,941

NOTE 7—OTHER INTANGIBLE ASSETS

The components of other intangible assets, net as of June 30, 2022 and December 31, 2021 are as follows:

	As of June 30, 2022			As of December 31, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$116,554	$(42,904)	$73,650	$116,554	$(38,371)	$78,183
Patents and other intellectual property	12,772	(5,007)	7,765	12,772	(4,313)	8,459
Other	7,234	(7,008)	226	7,234	(6,795)	439
Total definite-lived	136,560	(54,919)	81,641	136,560	(49,479)	87,081
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	14,360	—	14,360	14,360	—	14,360
Total indefinite-lived	21,391	—	21,391	21,391	—	21,391

Total other intangible assets, net	$157,951	$(54,919)	$103,032	$157,951	$(49,479)	$108,472

The weighted-average amortization period for customer relationships, patents and other intellectual property, and other definite-lived assets was 8.2 years, 5.9 years, and 2.2 years, respectively, as of June 30, 2022. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2022	$5,225
Year ending December 31, 2023	10,594
Year ending December 31, 2024	10,525
Year ending December 31, 2025	10,362
Year ending December 31, 2026	10,274
Thereafter	34,661
Total	$81,641

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

The Company had no borrowings outstanding under the Sustainability-Linked Credit Facility as of June 30, 2022 and no borrowings outstanding under the Prior Credit Agreement as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the borrowing base under the Sustainability-Linked Credit Facility and Prior Credit Agreement was $216.5 million and $132.7 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Credit Agreement was reduced by outstanding letters of credit of $20.9 million and $15.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $195.6 million as of June 30, 2022.

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $0.1 million and $2.1 million of debt issuance costs during the Current Quarter and Current Period, respectively. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, were $2.3 million and $0.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million, $0.2 million, $0.4 million and $0.3 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2022.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.6 million shares available to be issued as of June 30, 2022. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

Stock Option Awards

The Company has outstanding stock option awards as of June 30, 2022 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A Common Stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2022
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	2,074,216	$16.89	4.4	$—
Exercised	(70,000)	8.70
Forfeited	(9,411)	20.00
Expired	(148,227)	20.17
Ending balance, outstanding	1,846,578	$16.92	4.2	$—
Ending balance, exercisable	1,846,578	$16.92	4.2	$—
Nonvested as of June 30, 2022	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A Common Stock price of $6.82 and $6.23 as of June 30, 2022 and December 31, 2021, respectively.

The Company recognized no compensation expense related to stock options during the Current Quarter, Prior Quarter or Current Period and a nominal amount of compensation expense during the Prior Period. As of June 30, 2022, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $3.9 million, $2.1 million, $6.7 million and $3.1 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2022, there was $24.3 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2022
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2021	3,144,513	$6.35
Granted	2,529,231	8.13
Vested	(1,386,021)	7.02
Forfeited	(63,118)	7.16
Nonvested as of June 30, 2022	4,224,605	$7.19

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

The fair value on the date the PSUs were granted during 2022, 2021 and 2020 was $5.0 million, $4.4 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A Common Stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.1 million, $0.4 million, $0.6 million and $0.9 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2022, the unrecognized compensation cost related to our unvested PSUs is estimated to be $5.5 million and is expected to be recognized over a weighted-average period of 2.1 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of June 30, 2022:

PSUs
Nonvested as of December 31, 2021	2,205,604
Target shares granted	665,992
Target shares forfeited (1)	(838,384)
Target shares outstanding as of June 30, 2022	2,033,212

(1)	All PSUs granted in 2019 and all PSUs granted in 2021 tied to Adjusted EBITDA did not achieve the respective performance targets and were forfeited.

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

The following table summarizes ESPP activity (in thousands, except shares):

For the six months ended
June 30, 2022
Cash received for shares issued	$25
Shares issued	3,140

Share Repurchases

During the Current Quarter, the Company repurchased 94,595 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.8 million and a decrease to Class A Common Stock of approximately $1,000. In the Prior Quarter, the Company repurchased 55,898 shares in connection with employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 2,297,985 shares of Class A Common Stock in the open market and repurchased 456,938 shares of Class A Common Stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan and the cashless exercise of stock options. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $20.3 million and a decrease to Class A Common Stock of approximately $28,000. In the Prior Period, the Company repurchased 199,976 shares in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2022 or the year ended December 31, 2021.

Nonmonetary transaction: During 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled an accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company chose the fair value option to account for the securities because it represents the period-end value of the securities, which the Company has the ability to sell. The registration statement registering the resale of the restricted common stock, warrants and other privately traded securities received became effective in the fourth quarter of 2020. Accordingly, the Company uses a Level 1 calculation with the value of the securities derived from quoted market pricing of unrestricted, publicly-traded securities. The Company recorded zero, a $0.7 million unrealized gain, less than a $0.1 million unrealized loss and a $1.2 million unrealized loss on the securities during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, based on the value of the securities as of the end of each reporting period, recognized within other income (expense), net on the accompanying consolidated statements of operations. The Company sold most of these securities during 2021. The approximately $35,000 of remaining securities is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of June 30, 2022.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2022 and December 31, 2021, due to the short-term nature of these instruments. The Company did not have any bank debt as of June 30, 2022 or December 31, 2021. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.8 million and purchases from related-party vendors were $2.9 million. These purchases consisted of $2.4 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to management, consulting and other services and $0.2 million relating to property and equipment, inventory and consumables.

During the Prior Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $2.4 million. These purchases consisted of $1.5 million relating to the rental of certain equipment or other services used in operations, $0.8 million relating to management, consulting and other services and $0.1 million relating to purchases of property and equipment.

During the Current Period, sales to related parties were $1.1 million and purchases from related-party vendors were $5.5 million. These purchases consisted of $4.6 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to management, consulting and other services and $0.3 million relating to property and equipment, inventory and consumables.

During the Prior Period, sales to related parties were $0.6 million and purchases from related-party vendors were $3.5 million. These purchases consisted of $2.4 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services and $0.1 million relating to purchases of property and equipment.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of June 30, 2022 or December 31, 2021.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Current income tax expense (benefit)	$204	$12	$445	$(185)
Deferred income tax (benefit) expense	(22)	72	(49)	6
Total income tax expense (benefit)	$182	$84	$396	$(179)
Effective Tax Rate	1.2%	(0.4)%	1.7%	0.4%

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B Common Stock.

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,161	$1,091
Noncontrolling interests attributable to holders of Class B Common Stock	104,941	101,987
Total noncontrolling interests	$106,102	$103,078

During the Prior Period, the Company initiated the dissolution of one of its water-related services joint ventures and increased its ownership interest in another joint venture, which, combined, eliminated $0.9 million of noncontrolling interest. Additionally, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings LLC. The effects of the changes in Select Inc.’s ownership interest in SES Holdings LLC are as follows:

	Six months ended June 30,
	2022	2021

	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$19,305	$(39,674)
Transfers from (to) noncontrolling interests:
Decrease in additional paid-in capital as a result of issuing shares for business combinations	(1,356)	—
Decrease in additional paid-in capital as a result of stock option exercises	(24)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	2,188	1,582
Increase (decrease) in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	436	(19)
(Decrease) increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	(1)	1
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$20,548	$(38,110)

NOTE 15—INCOME (LOSS) PER SHARE

Income (loss) per share is based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,846,578, 2,132,690, 1,846,578 and 2,132,690 shares of Class A Common Stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net income (loss)	$14,581			$(19,615)
Net (income) loss attributable to noncontrolling interests	(2,078)			3,048
Net income (loss) attributable to Select Energy Services, Inc. — basic	$12,503	$12,503	$—	$(16,567)	$(16,567)	$—
Add: Reallocation of net income (loss) attributable to noncontrolling interests for the dilutive effect of restricted stock	18	18	—	—	—	—
Add: Reallocation of net income (loss) attributable to noncontrolling interests for the dilutive effect of performance units	12	12	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$12,533	$12,533	$—	$(16,567)	$(16,567)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		93,833,504	16,221,101		85,244,439	16,221,101
Dilutive effect of restricted stock		904,023	—		—	—
Dilutive effect of performance share units		618,282	—		—	—
Dilutive effect of ESPP		80	—		—	—
Weighted-average shares of common stock outstanding — diluted		95,355,889	16,221,101		85,244,439	16,221,101
Income (loss) per share:
Basic		$0.13	$—		$(0.19)	$—
Diluted		$0.13	$—		$(0.19)	$—

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net income (loss)	$22,566			$(47,036)
Net (income) loss attributable to noncontrolling interests	(3,261)			7,362
Net income (loss) attributable to Select Energy Services, Inc. — basic	$19,305	$19,305	$—	(39,674)	$(39,674)	$—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of restricted stock	34	34	—	—	—	—
Add: Reallocation of net loss (income) attributable to noncontrolling interests for the dilutive effect of performance units	18	18	—	—	—	—
Net income (loss) attributable to Select Energy Services, Inc. — diluted	$19,357	$19,357	$—	$(39,674)	$(39,674)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		92,833,593	16,221,101		85,118,851	16,221,101
Dilutive effect of restricted stock		1,099,937	—		—	—
Dilutive effect of performance share units		573,490	—		—	—
Dilutive effect of ESPP		157	—		—	—
Weighted-average shares of common stock outstanding — diluted		94,507,178	16,221,101		85,118,851	16,221,101
Income (loss) per share:
Basic		$0.21	$—		$(0.47)	$—
Diluted		$0.20	$—		$(0.47)	$—

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

Water Infrastructure — The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$197,161	$14,315	$15,369	$8,360
Water Infrastructure	61,725	2,450	11,439	10,607
Oilfield Chemicals	79,734	5,204	2,446	323
Other	—	(106)	—	—
Eliminations	(2,717)	—	—	—
Income from operations		21,863
Corporate	—	(13,584)	525	1,515
Interest expense, net	—	(494)	—	—
Bargain purchase gain	—	5,607	—	—
Other income, net	—	1,600	—	—
	$335,903	$14,992	$29,779	$20,805

	For the three months ended June 30, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$77,230	$(9,902)	$12,339	$2,704
Water Infrastructure	33,330	(885)	6,446	5,122
Oilfield Chemicals	51,467	1,225	2,234	639
Other	—	(3)	—	—
Eliminations	(910)	—	—	—
Loss from operations		(9,565)
Corporate	—	(8,808)	623	—
Interest expense, net	—	(400)	—	—
Other expense, net	—	(758)	—	—
	$161,117	$(19,531)	$21,642	$8,465

	For the six months ended June 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$361,847	$16,880	$30,931	$13,991
Water Infrastructure	120,923	5,877	19,870	21,679
Oilfield Chemicals	152,415	9,370	4,953	896
Other	—	(108)	—	—
Eliminations	(4,513)	—	—	—
Income from operations		32,019
Corporate	—	(28,031)	1,092	2,504
Interest expense, net	—	(1,214)	—	—
Bargain purchase gain	—	17,041	—	—
Other income, net	—	3,505	—	—
	$630,672	$23,320	$56,846	$39,070

	For the six months ended June 30, 2021
		(Loss) Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$143,947	$(23,212)	$25,393	$2,973
Water Infrastructure	71,135	772	12,701	9,582
Oilfield Chemicals	93,279	(252)	4,574	1,200
Other	—	(16)	—	—
Eliminations	(3,502)	—	—	—
Loss from operations		(22,708)
Corporate	—	(20,709)	1,273	1
Interest expense, net	—	(835)	—	—
Other expense, net	—	(2,963)	—	—
	$304,859	$(47,215)	$43,941	$13,756

Total assets by segment as of June 30, 2022 and December 31, 2021, is as follows:

	As of	As of
	June 30, 2022	December 31, 2021

	(in thousands)
Water Services	$549,298	$533,071
Water Infrastructure	293,663	229,803
Oilfield Chemicals	191,006	180,732
Other	9,861	6,586
	$1,043,828	$950,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 (our “2021 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2021 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and six months ended June 30, 2022 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2021 (the “Prior Quarter” and the “Prior Period”, respectively).

Overview

We are a leading provider of comprehensive water-management and chemical solutions to the oil and gas industry in the United States (“U.S.”). We also develop, manufacture and deliver a full suite of chemical solutions for use in oil and gas well completion operations. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the oil and gas development industry, with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and seek to balance the long-term sustainability of this resource between the needs of the oil and gas industry as well as other industries and the general public. As a company, we continue to provide access to various sources of water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development of fixed recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce both the amount of produced water being reinjected into SWDs and our usage of fresh water. We view our rather unique position as an opportunity to transform water management by leveraging our Oilfield Chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions.

Our strong company culture values commitments to all stakeholders, and we aim to create a work environment that fosters a diverse and inclusive company culture. Additionally, we prioritize safety in our operations through rigorous training, structured protocols, incentives and awards programs and ongoing automation of our operations where appropriate. Our prioritization of safety includes a commitment to safeguarding the communities in which we operate

We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the active engagement of a diverse, experienced and independent board of directors.

Recent Developments

Between July 2021 and February 2022, Select completed five acquisitions. Collectively these acquisitions expanded our revenue base and service offerings with many of our key customers and increased our overall service offerings within multiple basins. Effectively integrating the acquired assets and operations is a major focus of ours for the remainder of 2022. Our integration and related efforts include, but are not limited to, increasing revenue through strategic market share gains, regional service line expansion, increased pricing, and achieving operational synergies. These operational synergies are expected to be realized by effectively connecting complementary assets with one another, pairing assets with related services, realizing cost synergies, and selling excess assets.

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

The Complete Acquisition, Agua Libre and Basic Acquisition and HB Rentals Acquisition improved our financial results in the year ended December 31, 2021, as well as our competitive positioning in the water solutions market. These acquisitions strengthened our geographic footprint and provided access to employee expertise as well as opportunities to expand our growing water recycling business into new areas. The acquisitions also increased our market share and added multiple opportunities for future revenue and cost synergies.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, has contributed to significant increases and volatility in the prices for oil and natural gas, with the posted price for WTI reaching a high of $123.64 per barrel during the Current Period. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events resulted in higher oil and gas prices in the Current Period, the geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition.

While the ongoing effects of the COVID-19 pandemic on our operations have decreased in recent quarters, this pandemic has had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the Current Quarter and the Current Period, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity all fully rebound. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, considerable uncertainty still remains. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct given the unpredictable nature of the current market environment after the recent elevated volatility in the demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

The future magnitude and ultimate duration of the COVID-19 pandemic is also uncertain. Therefore, we cannot reliably estimate its impact on our business, financial condition or near- or longer-term financial or operational results with certainty. In this environment, the Company has planned for a range of scenarios and has taken a number of actions to decrease operating and capital expenses, and defer other expenses in accordance with the provisions of the CARES Act. To protect our workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the virus, manage work-from-home scheduling as appropriate, limit on-site visitors, and monitor and consistently communicate with those who are required to be at a work location, while also providing these employees with additional personal protective equipment.

As a result of reduced oil inventories driven by the economic recovery and oil demand growth in much of the world, as well as supply uncertainties heightened by the Russia/Ukraine war, oil and gas prices increased notably in the Current Quarter as compared to the Prior Quarter. During the Current Quarter, the average spot price of West Texas Intermediate crude oil was $108.83 versus an average price of $66.19 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $7.48 versus an average of $2.94 for the Prior Quarter. These price levels are supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have demonstrated their resolve to manage their capital spending to within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, greatly improved over the year ended December 31, 2021 and in the beginning of 2022.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the growing trends around the reuse applications of produced water provides significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells. While these trends are most advanced in the Permian Basin, they are emerging in other basins as well.

The trend of increased use of produced water will require additional chemical treatment solutions, and we have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. Our FluidMatch™ design solutions enable our customers to economically use these alternative sources to optimize their fluid systems by providing water profiling and fluid assessment services working towards real time. This trend also supports more complex “on the fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions. Ultimately, we intend to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of key stakeholders.

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We are working to further commercialize our services in other businesses through our industrial solutions group.

February 2021 Severe Weather

Severe winter weather in February 2021 negatively impacted our Prior Period results, equating to approximately one lost week of operations across most of our locations, with extended raw material shortages that impacted our Oilfield Chemicals segment into March. We estimate that this negatively impacted Prior Period revenue by an amount ranging from $9 million to $12 million.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions and expertise related to chemical applications in the oil and gas industry. We develop, manufacture and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions. We also have significant capabilities in supplying logistics for chemical applications. Given the breadth of chemicals and application expertise we provide, our customers range from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate the majority of our revenue through our water-management services associated with well completions, provided through our Water Services and Water Infrastructure segments. The majority of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue by providing completion and specialty chemicals through our Oilfield Chemicals segment. We invoice the majority of our Oilfield Chemicals customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as the customers’ needs arise.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $112.1 million, $59.7 million, $216.0 million and $117.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the then-current market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $66.3 million, $35.8 million, $123.6 million and $70.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $75.1 million, $45.5 million, $146.1 million and $90.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $32.0 million, $13.1 million, $55.9 million and $23.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affect the pricing and demand for our services and, therefore, our results of operations.

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

Between July 2021 and February 2022, we completed five acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$195,996	$76,651	$119,345	155.7%
Water Infrastructure	60,284	33,326	26,958	80.9%
Oilfield Chemicals	79,623	51,140	28,483	55.7%
Total revenue	335,903	161,117	174,786	108.5%

Costs of revenue
Water Services	158,060	70,745	87,315	123.4%
Water Infrastructure	44,939	26,237	18,702	71.3%
Oilfield Chemicals	67,988	44,754	23,234	51.9%
Other	1	—	1	NM
Depreciation and amortization	29,253	21,018	8,235	39.2%
Total costs of revenue	300,241	162,754	137,487	84.5%
Gross profit (loss)	35,662	(1,637)	37,299	2278.5%

Operating expenses
Selling, general and administrative	26,695	15,890	10,805	68.0%
Depreciation and amortization	526	624	(98)	(15.7)%
Lease abandonment costs	162	222	(60)	(27.0)%
Total operating expenses	27,383	16,736	10,647	63.6%
Income (loss) from operations	8,279	(18,373)	26,652	145.1%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	731	(1,657)	2,388	(144.1)%
Interest expense, net	(494)	(400)	(94)	23.5%
Foreign currency (loss) gain, net	(6)	4	(10)	NM
Bargain purchase gain	5,607	—	5,607	NM
Other	875	895	(20)	NM
Income (loss) before income tax (expense) benefit	14,992	(19,531)	34,523	176.8%
Income tax expense	(182)	(84)	(98)	NM
Equity in losses of unconsolidated entities	(229)	—	(229)	NM
Net income (loss)	$14,581	$(19,615)	$34,196	174.3%

Revenue

Our revenue increased $174.8 million, or 108.5%, to $335.9 million for the Current Quarter compared to $161.1 million for the Prior Quarter. This increase was composed of a $119.3 million increase in Water Services revenue, a $27.0 million increase in Water Infrastructure revenue and a $28.5 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Complete, Agua Libre and Basic, HB Rentals and Nuverra acquisitions. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 58.3%, 18.0% and 23.7% of our total revenue, respectively, compared to 47.6%, 20.7% and 31.7%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $119.3 million, or 155.7%, to $196.0 million for the Current Quarter compared to $76.7 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services coupled with increase pricing in comparison to the Prior Quarter. The increase was also impacted by incremental revenue contributed by the Complete, Basic, HB Rentals and Nuverra acquisitions.

Water Infrastructure. Revenue increased by $27.0 million, or 80.9%, to $60.3 million for the Current Quarter compared to $33.3 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter. The increase was also modestly impacted by incremental revenue contributed by the Complete, Agua Libre and Nuverra acquisitions.

Oilfield Chemicals. Revenue increased $28.5 million, or 55.7%, to $79.6 million for the Current Quarter compared to $51.1 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter.

Costs of Revenue

Costs of revenue increased $137.5 million, or 84.5%, to $300.2 million for the Current Quarter compared to $162.8 million for the Prior Quarter. The increase was primarily composed of an $87.3 million increase in Water Services costs, an $18.7 million increase in Water Infrastructure costs, and a $23.2 million increase in Oilfield Chemicals costs due to supporting the higher revenue producing activity discussed above.

Water Services. Costs of revenue increased $87.3 million, or 123.4%, to $158.1 million for the Current Quarter compared to $70.7 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 92.3% to 80.6% due primarily to economies of scale from higher revenue activity. The Prior Quarter was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Water Infrastructure. Costs of revenue increased $18.7 million, or 71.3%, to $44.9 million for the Current Quarter compared to $26.2 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 78.7% to 74.5% due primarily to a higher relative contribution of high-margin disposal revenue.

Oilfield Chemicals. Costs of revenue increased $23.2 million, or 51.9%, to $68.0 million for the Current Quarter compared to $44.8 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 87.5% to 85.4% due primarily to picking up additional market share for our portfolio of products. The Prior Quarter was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense increased $8.2 million, or 39.2%, to $29.3 million for the Current Quarter compared to $21.0 million for the Prior Quarter, due primarily to a higher fixed asset base related to acquisitions occurring after June 30, 2021.

Gross Profit (Loss)

Gross profit was $35.7 million for the Current Quarter compared to a gross loss of $1.6 million for the Prior Quarter due primarily to higher revenue in all three segments resulting from increased activity levels. Gross profit increased by $32.0 million, $8.3 million and $5.2 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Partially offsetting the increase in gross profit was a $8.2 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 10.6% and (1.0%) in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.8 million, or 68.0%, to $26.7 million for the Current Quarter compared to $15.9 million for the Prior Quarter. The increase was due primarily to $2.3 million higher wages and associated payroll taxes, a $1.4 million increase in equity-based compensation costs, a $1.4 million increase in incentive compensation cost, a $1.2 million increase in bad debt expense, $1.1 million of costs from the additional personnel and related back-office expenses as a result of our recent acquisitions, comprised of $0.4 million of personnel costs and $0.7 million of other back-office costs, $1.3 million in higher vehicle lease costs, a $0.4 million increase in travel, meals and entertainment costs and $1.7 million from a combination of other expenses.

Net Interest Expense

Net interest expense increased by $0.1 million, or 23.5%, to $0.5 million for the Current Quarter compared to $0.4 million in the Prior Quarter due primarily to lower interest income related to notes receivable that were converted to an equity-method investment during the Current Period and higher interest expense due to borrowings in the Current Quarter.

Bargain Purchase Gain

Bargain purchase gain of $5.6 million in the Current Quarter was comprised of net adjustments related to acquisitions occurring between July 2021 and February 2022.

Other

Other income was $0.9 million in both the Current Quarter and Prior Quarter. During the Current Quarter, other income was primarily related to the sale of excess assets acquired in our recent acquisitions. During the Prior Quarter, other income was primarily related to the mark-to-market of equity securities using the fair value option.

Net Income (Loss)

Net Income (loss) increased by $34.2 million, to a net income of $14.5 million for the Current Quarter compared to a net loss of $19.6 million for the Prior Quarter, driven primarily by increased revenue due to a gradual increase in demand for our services and a bargain purchase gain of $5.6 million. The Prior Quarter was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$359,602	$140,874	$218,728	155.3%
Water Infrastructure	118,838	71,129	47,709	67.1%
Oilfield Chemicals	152,232	92,856	59,376	63.9%
Total revenue	630,672	304,859	325,813	106.9%

Costs of revenue
Water Services	295,106	133,069	162,037	121.8%
Water Infrastructure	89,317	52,636	36,681	69.7%
Oilfield Chemicals	130,151	82,520	47,631	57.7%
Other	1	—	1	NM
Depreciation and amortization	55,753	42,668	13,085	30.7%
Total costs of revenue	570,328	310,893	259,435	83.4%
Gross profit (loss)	60,344	(6,034)	66,378	1100.1%

Operating expenses
Selling, general and administrative	55,010	35,784	19,226	53.7%
Depreciation and amortization	1,093	1,273	(180)	(14.1)%
Lease abandonment costs	253	326	(73)	(22.4)%
Total operating expenses	56,356	37,383	18,973	NM
Income (loss) from operations	3,988	(43,417)	47,405	NM

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	2,384	(2,236)	4,620	(206.6)%
Interest expense, net	(1,214)	(835)	(379)	45.4%
Foreign currency (loss) gain, net	(3)	7	(10)	NM
Bargain purchase gain	17,041	—	17,041	NM
Other	1,124	(734)	1,858	NM
Income (loss) before income tax (expense) benefit	23,320	(47,215)	70,535	NM
Income tax (expense) benefit	(396)	179	(575)	NM
Equity in losses of unconsolidated entities	(358)	—	(358)	NM
Net income (loss)	$22,566	$(47,036)	$69,602	NM

Revenue

Our revenue increased $325.8 million, or 106.9%, to $630.7 million for the Current Period compared to $304.9 million for the Prior Period. This increase was composed of a $218.7 million increase in Water Services revenue, a $47.7 million increase in Water Infrastructure revenue and a $59.4 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Period. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Complete, Agua Libre and Basic, HB Rentals and Nuverra acquisitions. For the Current Period, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 57.0%, 18.8% and 24.2% of our total revenue, respectively, compared to 46.2%, 23.3% and 30.5%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $218.7 million, or 155.3%, to $359.6 million for the Current Period compared to $140.9 million for the Prior Period. The increase was primarily attributable to higher demand for our services coupled with increased pricing in comparison to the Prior Period. The increase was also impacted by incremental revenue contributed by the Complete, Basic, HB Rentals and Nuverra acquisitions.

Water Infrastructure. Revenue increased by $47.7 million, or 67.1%, to $118.8 million for the Current Period compared to $71.1 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period. The increase was also modestly impacted by incremental revenue contributed by the Complete, Agua Libre and Nuverra acquisitions.

Oilfield Chemicals. Revenue increased $59.4 million, or 63.9%, to $152.2 million for the Current Period compared to $92.9 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period.

Costs of Revenue

Costs of revenue increased $259.4 million, or 83.4%, to $570.3 million for the Current Period compared to $310.9 million for the Prior Period. The increase was primarily composed of a $162.0 million increase in Water Services costs, a $36.7 million increase in Water Infrastructure costs, and a $47.6 million increase in Oilfield Chemicals costs due to supporting the higher revenue producing activity discussed above. Current Period inflation also impacted variable costs for labor, fuel and services. We were able to pass much of these increased costs to customers with surcharges and pricing increases.

Water Services. Costs of revenue increased $162.0 million, or 121.8%, to $295.1 million for the Current Period compared to $133.1 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 94.5% to 82.1% due primarily to economies of scale from higher revenue activity. The Prior Period was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Water Infrastructure. Costs of revenue increased $36.7 million, or 69.7%, to $89.3 million for the Current Period compared to $52.6 million for the Prior Period. Cost of revenue as a percent of revenue increased from 74.0% to 75.2% due primarily to a lower relative contribution of high-margin pipeline revenue.

Oilfield Chemicals. Costs of revenue increased $47.6 million, or 57.7%, to $130.2 million for the Current Period compared to $82.5 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 88.9% to 85.5% due primarily to higher utilization and cost absorption at our manufacturing facilities. The Prior Period was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense increased $13.1 million, or 30.7%, to $55.8 million for the Current Period compared to $42.7 million for the Prior Period, due primarily to a higher fixed asset base related to acquisitions occurring after June 30, 2021.

Gross Profit (Loss)

Gross profit was $60.3 million for the Current Period compared to a gross loss of $6.0 million for the Prior Period due primarily to higher revenue in all three segments resulting from increased activity levels. Gross profit increased by $56.7 million, $11.0 million and $11.7 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Partially offsetting the increase in gross profit was a $13.1 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 9.6% and (2.0%) in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.2 million, or 53.7%, to $55.0 million for the Current Period compared to $35.8 million for the Prior Period. The increase was due primarily to $4.4 million higher wages and associated payroll taxes, $3.5 million of costs from the additional personnel and related back-office expenses as a result of our recent acquisitions, comprised of $1.1 million of personnel costs and $2.4 million of other back-office costs, a $3.3 million increase in equity-based compensation costs, $2.1 million in higher vehicle lease costs, $1.8 million higher legal and professional services in connection with work related to acquisitions, a $1.8 million increase in incentive compensation cost, a $1.3 million increase in bad debt expense, a $0.9 million increase in travel, meals and entertainment costs and $3.3 million from a combination of other expenses partially offset by $3.2 million in Prior Period severance expense.

Net Interest Expense

Net interest expense increased by $0.4 million, or 45.4%, to $1.2 million for the Current Period compared to $0.8 million in the Prior Period due primarily to writing off unamortized deferred debt issuance costs in connection with amending and restating the Prior Credit Agreement in the Current Period, lower interest income related to notes receivable that were converted to an equity-method investment during the Current Period and higher interest expense due to borrowings in the Current Period.

Bargain Purchase Gain

Bargain purchase gain of $17.0 million in the Current Period was comprised of $7.2 million related to the Nuverra Acquisition and $9.8 million in adjustments related to acquisitions that occurred in 2021.

Other

Other income was $1.1 million in the Current Period compared to other expense of $0.7 million in the Prior Period. During the Current Period, other income was primarily related to the sale of excess assets acquired in our recent acquisitions. During the Prior Period, other expenses were primarily related to the mark-to-market of equity securities using the fair value option.

Net Income (Loss)

Net Income (loss) increased by $69.6 million, to a net income of $22.6 million for the Current Period compared to a net loss of $47.0 million for the Prior Period, driven primarily by increased revenue due to a gradual increase in demand for our services and a bargain purchase gain of $17.0 million. The Prior Period was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$14,581	$(19,615)	$22,566	$(47,036)
Interest expense, net	494	400	1,214	835
Income tax expense (benefit)	182	84	396	(179)
Depreciation and amortization	29,779	21,642	56,846	43,941
EBITDA	45,036	2,511	81,022	(2,439)
Non-cash compensation expenses	3,944	2,524	7,219	3,946
Nonrecurring severance expenses(1)	—	—	—	3,225
Non-cash loss on sale of assets or subsidiaries(2)	1,013	2,150	1,533	2,847
Nonrecurring transaction costs(3)	2,879	149	6,496	561
Lease abandonment costs	162	222	253	326
Bargain purchase gain	(5,607)	—	(17,041)	—
Equity in losses of unconsolidated entities	229	—	358	—
Foreign currency loss (gain), net	6	(4)	3	(7)
Adjusted EBITDA	$47,662	$7,552	$79,843	$8,459
(1)	For the Prior Period, these costs related to severance costs associated with our former CEO.
(2)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were due primarily to legal-related due diligence costs as well as costs related to certain acquired subsidiaries.

EBITDA was $45.0 million for the Current Quarter compared to $2.5 million for the Prior Quarter. The $42.5 million increase in EBITDA was driven primarily by an increase of $45.5 million in gross profit, a $2.4 million increase in net gains from asset sales and a $5.6 million bargain purchase gain in the Current Quarter partially offset by a $10.8 million increase in selling, general and administrative costs. Adjusted EBITDA was $47.7 million for the Current Quarter compared to $7.6 million for the Prior Quarter. The $40.1 million increase is primarily attributable to the items discussed above.

EBITDA was $81.0 million for the Current Period compared to ($2.4) million for the Prior Period. The $83.5 million increase in EBITDA was driven primarily by an increase of $79.5 million in gross profit, a $17.0 million bargain purchase gain in the Current Period and a $4.6 million increase in net gains from asset sales partially offset by a $19.2 million increase in selling, general and administrative costs. Adjusted EBITDA was $79.8 million for the Current Period compared to $8.5 million for the Prior Period. The $71.3 million increase is primarily attributable to the items discussed above.

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

As of June 30, 2022, we had no outstanding bank debt and a positive net cash position. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

As of June 30, 2022, cash and cash equivalents totaled $25.7 million, and we had approximately $195.6 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of June 30, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $216.5 million, we had no outstanding borrowings and outstanding letters of credit totaled $20.9 million. As of August 1, 2022, we had no outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $227.8 million, the outstanding letters of credit totaled $20.9 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $206.9 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Net cash used in operating activities	$(7,468)	$(11,439)	$3,971	34.7%
Net cash used in investing activities	(11,888)	(11,491)	(397)	(3.5)%
Net cash used in financing activities	(40,697)	(2,407)	(38,290)	(1590.8)%
Subtotal	(60,053)	(25,337)
Effect of exchange rate changes on cash and cash equivalents	(6)	20	(26)	NM
Net decrease in cash, cash equivalents, and restricted cash	$(60,059)	$(25,317)

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2022 and 2021

Operating Activities. Net cash used in operating activities was $7.5 million for the Current Period, compared to $11.4 million in the Prior Period. The $4.0 million decrease is due primarily to the timing of collecting receivables.

Investing Activities. Net cash used in investing activities was $11.9 million for the Current Period, compared to $11.5 million for the Prior Period. The $0.4 million increase in net cash used in investing activities was due primarily to a $17.5 million increase in purchases of property and equipment, a $1.1 million working capital settlement in the Current Period related to a prior year acquisition and a $1.0 million increase in investments partially offset by a $12.5 million increase in proceeds received from sales of property and equipment and $6.9 million in cash and restricted cash received in the Nuverra Acquisition.

Financing Activities. Net cash used in financing activities was $40.7 million for the Current Period compared to $2.4 million for the Prior Period. The $38.3 million increase in cash used in financing activities was due primarily to net debt repayments of $18.8 million, an $18.5 million increase in repurchases of shares of Class A Common Stock during the Current Period compared to the Prior Period and $2.1 million in debt issuance costs in the Current Period.

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2021 Form 10-K for operating lease obligations as of December 31, 2021 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of June 30, 2022.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2021 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of June 30, 2022, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2022, we had no outstanding borrowings under our Sustainability-Linked Credit Facility. As of August 1, 2022, we had no outstanding borrowings and approximately $206.9 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of	Weighted-Average Price
Period	Shares Purchased	Paid Per Share
April 1, 2022 to April 30, 2022	—	$—
May 1, 2022 to May 31, 2022	94,595	$8.32
June 1, 2022 to June 30, 2022	—	$—
Total	94,595	$8.32

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: August 3, 2022	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: August 3, 2022	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer