Form 10-K
period 2022-12-31
Select Energy Services, Inc.
filed 2023-02-22
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38066

Select Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1233 W. Loop South, Suite 1400 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 235-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	WTTR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2022 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $489.1 million. There were 109,389,526 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 20, 2023.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress resulting from sustained Russia-Ukraine war and related economic sanctions, rising interest rates, and potential energy insecurity in Europe which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, and associated repercussions and operational challenges to supply and demand for oil and natural gas and the economy generally;
●	any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, which if enacted, could reduce labor availability or add additional operational costs as we may experience constraints on our workforce and the workforce of our supply chain, which could have a negative impact on our operations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;

●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware portion of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	growing demand for electric vehicles that may result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war and/or political instability in the Middle East;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Risk Factor Summary

Risks Related to Our Business Operations

●	Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
●	Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
●	The failure to successfully and timely integrate acquired properties, including to successfully combine our business and Breakwater Energy Services, LLC’s. (“Breakwater”) business, may adversely affect our future results.
●	Continued volatility in oil and/or natural gas prices may adversely affect the demand for our services.
●	The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
●	Our key infrastructure assets in Louisiana, North Dakota, New Mexico and Texas make us vulnerable to risks associated with conducting business in these regions.
●	Restrictions on the ability to procure water or changes in sourcing or disposal requirements could decrease demand for some of our services.
●	Regulatory and societal efforts to reduce fossil fuel use and associated carbon emissions could reduce demand for oil and natural gas, and thereby the demand for our services, including as a result of the IRA 2022 or otherwise.
●	We may be subject to claims for personal injury and property damage.
●	We are subject to cybersecurity risks.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.
●	Disruptions in the transportation services of logistics companies transporting wastewater and other oilfield products could have an adverse effect on our results.
●	A significant increase in fuel prices may adversely affect our transportation costs.
●	Continuing or worsened impacts of the COVID-19 pandemic or of the widespread outbreak of any other communicable disease could reduce the demand for oil, and therefore for our services, and negatively impact our business.

Risks Related to Customers and Suppliers

●	Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs and negatively impact our financial results.

Risks Related to Compliance with Regulations

●	Legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing could result in operating restrictions, delays or cancellations in our customers’ operations, reducing demand for our services.
●	Our and our customers' operations are subject to a number of regulatory risks as a result of climate change initiatives.
●	Our chemical products are subject to regulations that tend to become more onerous over time, that could result in increased costs.
●	State and federal legislation and regulatory initiatives relating to our disposal operations and seismicity could harm our business.

Risks Related to Personnel and Related Parties

●	Our industry typically experiences a high rate of employee turnover.
●	Transactions with related parties present possible conflicts of interest.

●	Potential vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, operations, and results of operations.

Risks Related to Our Capital Structure

●	If we fail to maintain and enhance an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
●	We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy.
●	Our Sustainability-Linked Credit Facility subjects us to various financial and other restrictive covenants.
●	Future sales or issuances of our equity securities may depress our share price or dilute your ownership.
●	Provisions in our governing documents and Delaware law may discourage takeover attempts.
●	SES Legacy Holdings, LLC (“Legacy Owner Holdco”) controls a significant percentage of our voting power.
●	Our amended and restated certificate of incorporation may limit certain corporate opportunities.
●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

Risks Related to Our Organizational Structure

●	We are a holding company and our sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”), which we are dependent upon for distributions and payments.
●	We are party to two tax receivable agreements (the “Tax Receivable Agreements”) that require payments for certain tax benefits, and such payment amounts could be significant.
●	In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits.
●	If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could experience tax inefficiencies.
●	Legacy Owner Holdco and existing and former owners of outstanding membership interests in SES Holdings prior to the December 2016 private placement of 16,100,000 shares of our Class A-1 common stock at $20.00 per share (the “Select 144A Offering”) and the related reorganization (“Legacy Owners”) may have interests that conflict with the interests of holders of the Class A common stock.
●	Our ability to use certain of our current and future net operating loss carryforwards (“NOLs”) may be limited and could adversely affect our operating results and cash flows.

General Risks

●	We may not be able to finance future growth of our operations or future acquisitions.
●	The growth of our business through acquisitions may expose us to various risks.
●	Our success depends on key members of our management.
●	We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets.

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

Our Water Services segment, which contributed approximately 58% of our 2022 revenue and 52% of our 2021 revenue, provides the complex services needed to support new well completions as well as ongoing production over the life of the well, including water transfer, flowback and well testing, water containment, fluids hauling, water monitoring and water network automation, as well as various on-site rental equipment and accommodation offerings. Through our patented WaterONE™ automation services and our proprietary AquaView® software platform, our Water Services segment provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, improve well productivity, increase safety, reduce the risk of spills and reduce the environmental footprint of their operations.

Our Water Infrastructure segment, which contributed approximately 19% of both our 2022 and 2021 revenue, develops, builds and operates semi-permanent and permanent infrastructure solutions to support both new oil and gas well development as well as ongoing production activity, including water sourcing, recycling and disposal of flowback and produced water as well as the associated logistics. As our customers transition from appraisal to full-field development, our fixed infrastructure offerings can provide environmental benefits by reducing the demand for water hauling by truck as well as economies of scale that help reduce their capital expenditures and lease operating expenses over the life of the field. Water Infrastructure operations provide for both the delivery of and the takeaway and reuse of water enabled by a network of water sources, permanent pipeline infrastructure, semi-permanent pipeline infrastructure, fixed and mobile treatment and recycling facilities, earthen pits and saltwater disposal wells (“SWDs”). We are actively building recycling facilities across multiple regions, and will continue to focus on recycling opportunities in all of the areas that we operate. We view produced water as an alternative, sustainable non-potable water source that is naturally generated from sources below the water table in the course of oil and/or gas production. Additionally, through recycling, we strive to reduce the portion of produced water being reinjected into SWDs over time, while also reducing the industry’s need for fresh water.

Our Oilfield Chemicals segment, which contributed approximately 23% of our 2022 revenue and 28% of our 2021 revenue, develops, manufactures, manages logistics and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions. Our completion chemicals are sold primarily to leading integrated and independent E&P companies and pressure-pumping service companies in the U.S. to support well stimulation and completion. We also provide customized water treatment and flow assurance solutions across the completion and production lifecycle. Additionally, through our FluidMatch™ solutions, we provide comprehensive testing and analysis of our customers’ application conditions, product chemistry and key performance requirements for oil and gas well completion fluid-system design. This process may include water profiling, application and fluid assessment, treatment assessment, product selection, optimization and customization.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to significant and sustained growth in oil and natural gas production in the U.S. Advances in drilling and completion technology have propelled U.S. shale-oil production from about 500,000 barrels per day in 2010 to more than eight million barrels per day currently. While U.S. shale oil production temporarily declined from the previous peak levels seen before the COVID-19 pandemic, it increased over the course of 2022 to approximately pre-pandemic peak levels, accounting for approximately 10% of the total global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to about 80 billion cubic feet per day currently, or nearly 20% of global supply. This growth has dramatically impacted fundamental global supply and demand dynamics and has resulted in a generally balanced to over-supplied market in recent years. While demand for oil and natural gas has generally increased over the last twelve years, demand is cyclical and subject to many factors. Over the course of 2020, the market was significantly impacted by demand declines driven by the economic disruption resulting from the COVID-19 pandemic, which greatly abated in 2021 and into 2022. Demand for our services is largely influenced by the level of drilling and completion activity by E&P companies, which in turn depends largely on the current and anticipated profitability of developing oil and natural gas reserves.

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

The volume of water required to economically produce tight oil and gas reserves in the U.S. has grown in recent years and water and water-related services comprise a meaningful portion of our customers’ drilling and completion budgets. For example, in 2010, the completion of a typical horizontal well could require roughly 75,000 barrels of water, but today, current horizontal well completion designs can call for in excess of 750,000 barrels for a single well. Our customers’ current multi-well pad development plans can require in excess of five million barrels to complete all of the wells on the pad. Significant mechanical, logistical, environmental and safety issues related to the sourcing, transfer, storage and treatment of such large volumes of water have increased both the total cost of water and related services and the complexity and importance of the services required. This trend has shifted many of our customers’ operational focus away from traditional small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally responsible water-management solutions for the full extent of the water lifecycle.

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

Up to fifty percent of the water pumped into the well during the hydraulic fracturing process returns as “flowback” during the first several weeks following the well completion process, and a large percentage of the remainder, plus naturally occurring water in the producing formation, is recovered as produced water over the life of the well. The total volumes of flowback and produced water are even greater than the volumes used for new well completions―by some estimates, the U.S. oil and gas industry today produces over 22 billion barrels of water per year and this volume is likely to grow. This flowback and produced water must be captured, contained and then either treated and recycled for reuse in subsequent fracturing jobs or disposed of in an environmentally-responsible manner. We provide services that support the operator’s management of flowback and produced water for either reuse or disposal. Additionally, our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

As produced water volumes have significantly grown in recent years, logistical advancements similar to those seen in the delivery of source water volumes for new well completions have been developed for managing these produced water volumes. Increasingly, the transportation of these produced water volumes has shifted away from traditional tank truck operations and onto gathering pipeline infrastructure for disposal or recycling and reuse. This significantly reduces the lease operating costs for our customers over the life of a well, while also reducing the environmental impact of our customers’ operations by limiting diesel exhaust emissions and reducing truck traffic in our local communities.

We believe that sustainable water and chemical solutions are critical to the ongoing energy transition and will lead to a new era of growth for Select. As water is vital to the health, economic, and social well-being of our communities, our goal is to develop sustainable water solutions with a shared commitment to conservation. We have a dedicated team of specialists developing and deploying innovative water treatment and reuse solutions for our customers. We believe the opportunity to repurpose produced water for reuse in new well completions instead of using fresh water creates new sustainable water sources from previously inaccessible underground water resources. This also includes, over the long-term, the potential for repurposing produced water for new beneficial uses outside of the oil and gas industry instead of disposing of it, ultimately contributing positively back to the total water cycle.

Ultimately, our customers are required to manage more than 22 billion barrels of produced water annually, and we are focused on how we can create the most beneficial resource out of what has historically been viewed solely as a waste stream. We believe the industry will increasingly turn to specialized water solutions companies like us to help cost-effectively manage produced water in an environmentally responsible manner. Select intends to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

Recent Developments

The recent completion of seven business combinations, an asset acquisition and the buyout of noncontrolling interests in a recycling system joint venture has strengthened our financial results for the year ended December 31, 2022, as well as our competitive positioning in the water solutions market. These acquisitions enhanced our geographic footprint and significantly expanded the capacity and reach of sustainable recycling solutions.

While the ongoing effects of the COVID-19 pandemic on our operations have decreased recently, this pandemic has had a material negative impact on our financial results. Some impacts related to the COVID-19 pandemic, such as increased inflation and supply chain constraints, have resulted in rising interest rates and cost of capital, which in turn increase the risk of economic stagnation or an economic recession. While we have seen economic recovery and higher oil prices through the year ended December 31, 2022, such negative impact may continue well beyond the containment of the pandemic until global gross domestic product (“GDP”) levels, associated oil demand and resulting oilfield activity fully rebound. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, significant uncertainty remains. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct, given the unpredictable nature of the current market environment after the recent elevated volatility in demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to increases and volatility in the prices for oil and natural gas. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events has resulted in higher oil and gas prices, the ultimate geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a significant fall in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services.

Sustainability

Select is committed to developing a corporate strategy that supports the long-term viability of our business model in a manner that focuses on our people, our customers, the environment, and the communities in which we operate. We believe this focus will help us and our customers achieve their short-term and long-term environmental, social and governance (“ESG”) goals, help us attract and retain top talent, and further our efforts to generate investor returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the energy industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. We have identified the following four priorities as part of our comprehensive corporate responsibility initiative: Environmental Consciousness, Health and Safety, Human Capital Management and Community Outreach. As a service company, we compete with other service providers based on various factors, including safety and operational performance, technological innovation, process efficiencies and reputational awareness. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value to our stakeholders.

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water. We view our rather unique position as an opportunity to strategically transform water management by leveraging our Oilfield Chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions. See Part I, Item 1. “Business – Competitive Strengths” and “—Description of Business Segments” for more discussion on our operating capabilities and expertise around advancing sustainable water and chemical solutions.

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

We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the establishment of an experienced, diverse and independent board of directors. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” and Part III, Item 11 “Executive Compensation” for additional discussion on our governance and compensation structures.

Human Capital

We consider our employees vital to our success and are focused on attracting, developing and retaining the most qualified employees at all levels of our business. In particular, the quality of our customer service depends significantly on employee satisfaction and retention. We strive to create a productive and collaborative work environment for our employees.

As of December 31, 2022, we had more than 4,000 employees and we believe we have good relations with our employees.

To attract talent and meet the needs of our employees, we offer a competitive benefits package for regular, full-time employees including health benefits such as medical, dental and vision, welfare benefits such as life and accident insurance, an employee assistance program, and a qualified defined contribution plan to all eligible employees. We also provide our employees with resources for professional development including training, feedback and performance reviews from supervisors. Our human capital measures and objectives focus on several areas including, but not limited to, safety of our employees, human rights and social responsibility, diversity initiatives, culture, COVID-19, employee development and training, and operational execution.

●	Safety: Select maintains a culture of safety, committed to the protection of the health and safety of our employees as well as preserving the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards and performance. We have a comprehensive approach to formulating and managing training requirements for all of Select’s operational employees. This includes mandatory participation in monthly, quarterly, and annual environmental, health and safety meetings, a combination of live in-person training and computer-based training tailored to specific job-duties and operational activities, and comprehensive safety reference material. In addition, our safety recognition program incentivizes employees throughout our organization to focus on conducting operations in accordance with our strict safety standards. Further, we work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Lastly, when our employees identify a heightened safety risk, we respond quickly to mitigate the risk through communication, coordination and, if appropriate, a change in policy, procedures and training. We believe that our customers select their operational partners based in part on the quality of their safety and compliance records, and therefore, we will continue to make investments to be a market leader in this area. Select also empowers operational personnel with stop-work authority (“SWA”) as a tool for helping ensure safety. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions. When SWA is employed, operations cease until the risk is addressed and both the employee and management agree that it is safe to resume work.
●	Human Rights: Select is committed to conducting business in a manner that respects all human rights. Select is committed to promoting and encouraging respect for people and fundamental freedoms for all without distinctions of any kind such as race, color, sex, language, religion, or political or other opinions. We are committed to partnering with personnel, business parties and other stakeholders directly linked to our operations that share our commitment to these same principles. We demonstrate this commitment in our employment practices, including through our Code of Conduct, our Equal Employment Opportunity Employer Policy, and our Anti-Harassment Policy, as well as through our policies on safety and security for our employees. Additionally, our human resource department tracks and reviews metrics on the sex, age, and ethnicity of our employees to help ensure that current employees and prospective employees are treated fairly. Select provides several ways for individuals to raise concerns anonymously, including the 24-hour Employee Hotline, Whistleblower Hotline and Environmental Health & Safety Hotline, which promotes quick and confidential remediation without fear of retaliation.
●	Diversity Initiatives: Select recognizes the many benefits of having a diverse workforce. Diversity impacts all stages of employment, from making it easier to attract and retain top talent, to better performance among diverse teams, to the greater innovation and creativity that comes from a workforce comprised of different backgrounds and experiences. In fact, over 45% of our workforce is comprised of ethnic minorities. Additionally, 12% of our overall workforce is female and 50% of our workforce is comprised of individuals over the age of forty. Select provides employee resources such as handbooks, procedures, and training in more than one language and continually looks for ways to be more inclusive and tap into the talent of our diverse workforce.
●	Culture: We believe company culture is an integral part of business that affects recruitment, job satisfaction, work performance and morale and begins with our mission, vision and core values. Our Company introduced new core values (Accountability, Continuous Improvement and Teamwork or “ACT”) with a renewed focus on how we ACT to be successful employees and build a great company that provides innovative solutions to our customers. Every day our employees put our core values into action to improve operational excellence, safety, and the customer experience. These core values are helping to align our efforts to accomplish our vision to be the recognized leader and trusted partner in sustainable water management solutions. Through a series of employee-centric videos called “This is How We ACT,” we demonstrate an inclusive and dynamic team all working towards the same goal.
●	COVID-19: To protect Select’s workforce during the COVID-19 pandemic, we have taken steps to support our people who are affected by the disease, manage work-from-home scheduling as appropriate, and continue to provide additional personal protective equipment where needed. We empaneled a COVID-19 task force and created a COVID-19 rules of engagement instructional job aid consistent with CDC recommendations that provides a reporting mechanism along with guidance on facemasks, social distancing, personal hygiene, engineering controls, administrative controls, and specific rules for facilities and vehicles.
●	Employee Development: Select encourages managers and supervisors at all levels to have frequent, open and constructive dialogue with their direct reports about job performance continuous performance improvement and development. In addition, managers and employees are directed to connect and conduct one-on-one conversations twice a year on employee well-being, performance, development and growth opportunities utilizing a formal feedback program. Employees answer four simple questions relating to their recent performance (successes and challenges) and development. As part of this conversation, our core values play an important part in communicating expected behaviors and how we expect each of us to ACT. With these and related practices, we strive for a culture of open dialogue and commitment to development. During 2021, we had a mid-year completion percentage of 78% and an end of year completion percentage of 73%. In order to better equip our managers to conduct meaningful conversations, we had training for both mid-year and year-end conversations. Select focused on the continuous improvement of our managers and supervisors by offering a series of trainings to better their understanding of company policies and how to better support our employees. Training sessions were led by multiple departments such as the Department of Transportation (“DOT”), Safety and Human Resources. We noticed a marked increase in manager participation in 2021 over 2020 training sessions. We began the development of a National Awareness Calendar and subsequent employee communication in mid-2021 with the purpose of increasing employee awareness on important employee-related topics such as Mental Health Awareness, Military Appreciation and National Diabetes Awareness, an effort that we have continued throughout 2022 and expect to continue going forward.
●	Operational Execution: It is critical that all Select employees that serve our customers are qualified and trained for their roles, understand our policies and work procedures, and receive the work direction necessary to operate safely. Site managers create daily, weekly and monthly plans for coordination of tasks and personnel. Our employees use standard operating procedures and best practices to standardize effective and consistent execution. Further, we employ a comprehensive mentor program, where more experienced employees provide guidance and instruction to less experienced employees and use videos to train and develop our operational personnel.

Competitive Strengths

We believe our ability to integrate the complexities of our water and chemical-related services through both temporary, customized services and longer-term solutions that include investments in sustainable infrastructure gives us a competitive advantage and is the foundation of our business. We believe our comprehensive suite of sustainable water and chemical solutions, inventory of water sources, advanced technology and recycling capabilities, and permanent and semi-permanent pipeline infrastructure position us to be a leading provider of water and chemical solutions in all of the geographic basins that we serve. We have well-established field operations in what we believe to be core areas of many of the most active shale plays, basins and regions in the U.S., including the Permian, Bakken, Eagle Ford, Haynesville, Marcellus, Utica, Rockies and Mid-Continent (“MidCon”) regions. Our broad geographic footprint enables us to service the majority of current domestic unconventional drilling and completion activity. We estimate that approximately 85% of all currently active U.S. onshore horizontal rigs are operating in our primary service areas. We believe that the vast majority of rigs that will be deployed in the near- to medium-term will be situated in these areas. In particular, we have established a strong position in the Permian Basin, which is presently our largest operating region, accounting for approximately 47% of our revenue in 2022 and 49% of our revenue in 2021.

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

Our Water Infrastructure segment develops water sources, recycling infrastructure and the associated semi-permanent and permanent pipeline infrastructure to both meet our customers’ needs for source water for new well completions as well as their requirements for the gathering of flowback and produced water for either recycling for reuse or disposal. We believe that investments in infrastructure such as commercialized recycling facilities or disposal wells that serve multiple customers, when underwritten by longer-term contracts, lowers the cost of production for our customers, while reducing the overall environmental footprint and impact on the local communities. Additionally, the development of water pipeline infrastructure networks to serve multiple customers can improve the economics of non-potable water sourcing, including produced water recycling and therefore reduce the demand for fresh water required in oil and gas operations while also reducing required disposal volumes.

To meet the water demands of our customers, we have secured access to significant volumes of water in key unconventional development areas. Water sources are often difficult to locate, acquire and permit, particularly in the quantities and at the locations needed for multi-well pad development programs. We have secured permits or long-term access rights to more than two billion barrels of water annually from hundreds of sources, including surface, subsurface, municipal and industrial sources, including brackish water, produced water and effluent. We have also invested in significant pipeline infrastructure to support the delivery of water from our water sources, consisting of approximately 3,000 miles of both above-ground and buried infrastructure, including key systems in the Delaware Basin in New Mexico and Texas, the Bakken shale in the Williston Basin in North Dakota and the Haynesville Shale in Texas and Louisiana. We continue to focus our efforts on the development of non-potable sources as well as the infrastructure and solutions required for the treatment, recycling and reuse of produced water. We have developed and maintained extensive relationships with landowners as well as local, state, tribal and federal authorities to ensure that we can sustainably meet both the economic and operational needs of our customers while responding to the concerns of the local communities in which we operate. We believe that our extensive relationships and regulatory expertise will continue to constitute a competitive advantage in identifying and developing additional sources of water, including recycled volumes of produced water, in a responsible and sustainable manner.

Water is vital to the health, economic, and social well-being of the communities where we live and work. In support of industry-wide efforts to reduce the demand for fresh water for hydraulic fracturing, we have a dedicated team of specialists focused on developing and deploying innovative water treatment and reuse services for our customers. We strive to fully understand local water issues, and to develop sustainable solutions with a commitment to conservation. Working collaboratively with our customers, we are actively operating and developing fixed recycling facilities in the Delaware and Midland basins, as well as in the Rockies region, and will continue to focus on evaluating new fixed recycling facilities and deploying mobile recycling technologies in all of the areas that we operate. Longer term, we believe our focus on commercialized solutions that connect multiple operators to strategic infrastructure that provides for greater use of treated produced water for new well completions will reduce the use of fresh water for hydraulic fracturing. By doing so, we also strive to both reduce the industry’s need for fresh water and reduce the portion of produced water being reinjected into SWDs, particularly in areas with active seismicity concerns.

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

Additionally, we invest in gathering infrastructure to collect produced water, and we actively operate produced water disposal facilities in major U.S. shale plays with a permitted capacity of approximately 1.0 million barrels/day (“bbl/d”) with an additional 0.9 million bbl/d of permitted capacity available for development to support the disposal of produced water that cannot be recycled and reused for new well completions. This disposal capacity is critical to support recycling and reuse capabilities, as it provides an alternative outlet during times when limited completions activity in an area may not support additional water reuse demand.

In short, Select intends to play an important role in the advancement of sustainable water solutions that are designed to align the needs of the oil and gas industry with the sustainability goals of all stakeholders.

Our Oilfield Chemicals segment, develops, manufactures, manages logistics and delivers a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion and production processes. Our Chemical Technologies product lines support the fluid systems utilized primarily in the completion and development of unconventional resources. These products include polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other specialty chemical technologies, and are provided to leading E&P operators and pressure pumping service companies in the U.S. The use of automated monitoring systems combined with direct-to-wellsite delivery ensures seamless product availability for our customers, while our chemical expertise enables us to deliver a customized suite of products to meet customers’ technical, economic and environmental product needs.

With our wide range of manufactured proprietary products and our expertise in completion chemistry, we believe we are well positioned to support our customers as completion chemistry evolves in the coming years in response to changes in technology and the evolution of completion water fluid systems. In addition to our chemical product offerings, we provide inventory management services, including procurement, warehousing and delivery services as well as a full suite of laboratory technologies and FluidMatch™ consultation services, including water analysis, quality control and assurance, additive compatibility analysis, solids analysis and stimulation recommendations. We have two primary manufacturing facilities, one each in west Texas and east Texas, regional distribution centers and a logistics fleet supporting geographic regions in the Permian, MidCon, Bakken, Eagle Ford, Haynesville and Rockies. We introduced the first in-basin manufacturing facility of emulsion polymers (friction reducers) in our industry, strategically located in the Permian Basin, which provides the advantage of reducing our overall transportation costs of delivering finished goods to our customers locally within the basin.

We also provide advanced water treatment solutions throughout the water lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services. We deliver customized programs using proven chemical technologies and mobile equipment to treat virtually any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. We provide disinfection treatment with a smaller environmental footprint, lower power costs and manpower needs than alternative solutions resulting in a reduced emissions profile. Our expertise allows us to advise our customers on the best economic and operational solutions to optimally manage their water quality and chemical solutions needs across water qualities and well completion fluid systems.

As mentioned under “⸺Human Capital” above, we maintain a culture focused on safety. With more than 4,000 employees and operations spanning the U.S., we believe our commitment to foster a culture of safety and corporate responsibility is essential. Our employee base is made up of dedicated operational and technical professionals, including many with advanced degrees, professional licenses and project development experience, and diverse backgrounds in geology, geography, land management, petroleum, chemical and electrical engineering, computer science, environmental science, geographic information systems and legal and regulatory affairs. In addition, we emphasize preserving the environment and building relationships with the communities in which we operate. We work closely with federal, state, local and tribal governments and community organizations to help ensure that our operations comply with legal requirements, community standards and industry best practices. Further, we believe being a good corporate steward is strategic to our leadership in the water solutions industry, and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our solutions significantly decrease the quantity of trucks on the road, thereby reducing fuel use and emissions and limiting the traffic footprint in the communities in which we operate. We believe that our customers will select their service providers based in part on the quality of their safety and compliance records and their ability to support their long-term ESG goals and therefore, we will continue to make investments to be a market leader in these areas.

Description of Business Segments

We offer our services through the following three reportable segments: (i) Water Services, (ii) Water Infrastructure and (iii) Oilfield Chemicals.

Water Services Segment

Our Water Services segment consists of our services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

●	Water Transfer. We believe we are the largest provider of water transfer services to the industry. Our Water Transfer service line installs temporary above-ground pipeline systems that can be equipped with full automation to deliver water autonomously at high volumes and rates from a water source to water containment facilities (tanks and pits), or directly to the wellsite.

We install layflat hose as part of a flexible water transfer solution that can be customized to fit a specific project. Our layflat hose allows for quick, cost-effective deployment and removal of transfer assets with limited environmental disturbance and can be quickly redeployed for new projects, including projects in different geographic regions. Layflat hose has a significantly lower risk of spills than most other types of temporary jointed pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. Our layflat hose consists primarily of 12-inch and 10-inch diameter segments, powered by mobile pumps. Historically, this equipment has been powered by diesel; however, we are actively developing and deploying electric pumping units which should decrease emissions and further reduce the environmental impact of our operations. Depending on the requirements of a project, layflat hose may run from a water source directly to a containment area, such as an above-ground pit or storage tank, or to a wellsite. Water can also be transferred from one containment area to another as part of managing a larger supply network. Our customers generally prefer layflat hose to alternative temporary piping options due to the cost-effectiveness, limited environmental impact, customizability and reduced risk of spills.

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

●	Fluids Hauling. We currently operate over one thousand tractor trailers and body load trucks and believe we are one of the largest providers of fluids hauling to the oil and gas industry. Our Fluids Hauling group, provides transportation for water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and kill trucks, hot oilers, and hydrovacs along with other related assets, such as mobile storage tanks. Our operations span the Permian, MidCon, Bakken, Eagle Ford, Marcellus/Utica, Haynesville, and Rockies regions.
●	Water Monitoring. Our Water Monitoring services support the full scope of our Water Services offerings and include hydrographic mapping services, remote pit and tank monitoring, generator monitoring, leak detection and automation-equipment monitoring services, including automated transfer pumps, automated manifolds, automated blending and proportioning systems and telemetry meter trailers. These services securely track water assets and measure information such as flow rates, temperature, pressure and water qualities such as pH and salinity, providing real-time data through our customized portals and alert systems which are accessible 24/7 via computer, smart phone or tablet.
●	Water Containment. We provide a diverse set of primary and secondary containment solutions for the temporary storage and containment of water and fluids. We believe we are the largest provider of high-capacity aboveground water storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 80,000 barrels (or 189,000 to 3.4 million gallons) per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a high-volume, low-cost containment alternative to traditional mobile storage tanks, which typically hold 500 barrels or 21,000 gallons. ASTs can also be set up as part of our Water Treatment & Recycling service offerings, which can be bundled with our Water Sourcing and Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and installed in a single day, replacing the equivalent of 80 trucks delivering individual 500-barrel mobile storage tanks. This reduction in truck traffic provides a significant reduction in traffic congestion in local communities as well as the associated emissions from the transportation of those mobile storage tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We also offer assorted secondary containment solutions, from drive-over to raised barriers and multi-ringed nested AST solutions, that are designed to reduce the risk and environmental impact of potential spills.
●	Accommodations and Rentals. Our accommodations and rentals service line provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations in the U.S. onshore energy industry. The services provided include fully furnished office and living quarters, freshwater supply and wastewater removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long-term rentals supporting field personnel. Further, our recent acquisition of the HB Rentals assets has bolstered our presence in multiple regions and added thousands of fixed asset units, including skid mounted housing units and trailer housing units giving us a market leading position in this service line.

Water Services Geographic Areas of Operation

We provide our Water Services offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Flowback and Well Testing	✓	✓	—	✓	✓	✓	✓
Fluids Hauling	✓	✓	✓	✓	✓	✓	✓
Water Monitoring	✓	✓	✓	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Accommodations and Rentals	✓	✓	—	✓	✓	✓	✓

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

Water Infrastructure Segment

Our Water Infrastructure segment provides water sourcing, storage, recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, semi-permanent pipeline infrastructure, water recycling facilities, earthen pits, water sources and SWDs.

Water Infrastructure Service Lines

Our Water Infrastructure segment is divided into the following service lines:

●	Water Sourcing. Our Water Sourcing service line provides water, permitting and, in some instances, necessary logistics required by our E&P customers to support their drilling and completion operations. Our sourcing efforts include identifying, developing and obtaining the right to use water from a variety of sources, including surface, subsurface, industrial, municipal and produced water. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights in excess of two billion barrels of water annually from hundreds of strategically-located sources across the U.S.
●	Water Recycling & Reuse. We believe we are one of the largest providers of water treatment and recycling to the energy industry. Our Water Recycling & Reuse business provides tailored solutions to fit specific customer water quality and delivery needs. We utilize both standard and proprietary processes and technology, including mechanical and chemical technologies, that provide high-quality, large volume throughput and cost-optimized recycling and reuse solutions for our E&P customers. These solutions are largely designed for the recycling and reuse of flowback and produced water from existing operations to meet a customer’s well completion water needs. We provide our customers with high-quality completion water volumes while reducing the need to source fresh water as well as reducing the need for disposal into SWDs. Our recycling operations consist of temporary, semi-permanent and permanent infrastructure, including above-ground and in-ground containment along with treatment processing assets and facilities, capable of recycling large volumes of produced water for reuse in the hydraulic fracturing process.

Over the course of 2022, we continued to invest in developing produced water recycling infrastructure with multiple new facilities commencing operations in the Midland, Delaware and DJ Basins backed by long-term contracts, resulting in approximately 605,000 barrels per day of produced water recycling capacity, supported by approximately 150,000 barrels per day of mobile recycling capacity. These facilities are also supported by approximately 7.2 million barrels of storage capacity and miles of pipeline infrastructure for the gathering and delivery of produced water into and out of the facilities. Additionally, in 2022 as part of the Breakwater acquisition, we added four commercial recycling facilities, supported by a portfolio of long-term contracts, with 600,000 barrels per day of operational capacity. Breakwater has an incremental 1.4 million barrels per day of permitted recycling capacity available for development across its four currently operating fixed facilities as well as a fifth facility location yet to be developed. Additionally, Breakwater currently operates nine active modular recycling facilities with 1.5 million barrels per day of throughput capacity. These facilities are supported by 46 miles of gathering and distribution pipelines, 70,000 barrels per day of wastewater disposal capacity and 4.7 million barrels of storage capacity, with an additional 3.7 million barrels of permitted storage capacity available for development. The combined operations result in a consolidated capacity of 2.8 million barrels of active produced water recycling capacity and 11.5 million barrels of produced water storage.

●	Pipelines & Logistics. We have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography or to collect and redistribute produced water into our recycling and disposal facilities. In many instances, we also provide the associated storage and logistics needed to deliver the water directly to our customers’ wellsites. We have developed or acquired pipeline systems in the Northern Delaware Basin of the Permian Basin in Texas and New Mexico, the MidCon, the Bakken in North Dakota, the Haynesville in Louisiana and the Rockies in Colorado.
o	Permian: We have significant Permian Basin infrastructure, primarily in the Northern Delaware Basin in New Mexico, but also in the Southern Delaware Basin and the Midland Basin in Texas. We have a vast array of brackish, effluent and industrial water sources and significant water transport infrastructure, including over 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps, throughout the Permian Basin. In 2019, we expanded our Northern Delaware Basin water infrastructure with the construction of a large diameter, 40-mile pipeline system that delivers drilling and completion water required by our customers in New Mexico’s Lea and Eddy Counties, as well as provides the ability to transport produced water resulting from oil and gas production to recycling facilities or to disposal wells. This system expansion is supported by a multi-year take-or-pay contract with a major integrated oil company for the purchase and delivery of 75 million barrels of water in total, which commenced in 2019. In support of this growing Permian water infrastructure network, we also acquired storage infrastructure during 2021 from an existing customer to add storage capacity to our existing infrastructure footprint.
o	MidCon: During the first quarter of 2022, we signed a multi-year pipeline gathering and disposal agreement with a large independent operator in the MidCon region with a minimum volume commitment in exchange for a throughput pipeline capacity dedication to certain of our disposal facilities. Additionally, we signed an agreement with an additional operator to tie in its existing pipeline infrastructure to our MidCon facilities.
o	Bakken: We have three permits that enable us to withdraw up to 192 million barrels of water annually from the Missouri River and Lake Sakakawea in North Dakota. Water access cannot be easily replicated on Lake Sakakawea today as there are multiple environmental and regulatory conditions that must be met before an industrial water intake location can be built. New permits will also not be granted within 25 miles of an intake location associated with an existing permit. We have three of the five existing permits off Lake Sakakawea. To develop these water rights, we constructed, own and operate two large diameter pipeline systems that provide drilling and completion water to support oil and gas activity in McKenzie County, North Dakota. These two systems consist of pump stations and approximately 88 miles of underground pipe, of which we own 38 miles and have contractual rights to access the remaining 50 miles. In addition to our water distribution pipelines, we also have a number of produced water gathering pipelines in the Bakken region supporting our Fluid Disposal operations, including the assets we recently acquired from Cypress Environmental Services, LLC (“Cypress”).

These pipelines are supported by multiple long-term customer contracts, including acreage dedications.
o	Haynesville: We own a 60-mile underground twin pipeline network in the Haynesville Shale for the collection of produced water for transport to interconnected disposal wells and the delivery or re-delivery of water from water sources to operator locations for use in well completion activities. More than 60% of our disposal volumes in the Haynesville are currently delivered via the pipeline network, with the ability to handle disposal volumes of more than 100,000 barrels per day.
o	Rockies: We signed a multi-year agreement with a large major integrated oil company in the Rockies with a dedicated pipeline from its property to our water treatment facility and adjacent saltwater disposal well. We will receive, treat and recycle water and have the ability to dispose of excess wastewater for this customer.
●	Fluid Disposal. The acquisitions of Nuverra Environmental Solutions, Inc. (“Nuverra”), Cypress, Agua Libre Midstream, LLC (“Agua Libre”) and Complete significantly increased the number of active SWDs we own and operate. We currently operate a sizable portfolio of active SWDs across the Permian, MidCon, Bakken, South Texas, Rockies, Marcellus/Utica and Haynesville regions. We also have a significant amount of additional permitted, undeveloped disposal capacity as well as additional permits in process. In total, we have approximately 2.0 million barrels per day of daily permitted disposal capacity across the basins we operate. We dispose of both flowback water produced from well completion operations as well as naturally-occurring produced water that is extracted during the oil and natural gas production process. Volumes are transported to our SWDs for disposal by means of both owned and third-party gathering pipelines, as well as through owned and third-party fluid hauling trucks.

Water Infrastructure Geographic Areas of Operation

We provide our Water Infrastructure offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	✓	✓	✓
Water Recycling & Reuse	✓	—	—	✓	—	✓	✓
Pipelines & Logistics	✓	✓	✓	—	—	✓	✓
Fluid Disposal	✓	✓	✓	✓	✓	✓	✓

Water Infrastructure Customers

Our Water Infrastructure customers primarily include major integrated and independent U.S. and international oil and gas producers.

Water Infrastructure Competition

Our industry is highly competitive. Our customers typically award contracts after a competitive bidding process. Track record, the skill and competency of our people, pricing, safety, the ability to move sufficient volumes at scale and environmental performance and location and are key factors in the bid evaluation. Equipment availability, location, and technical specifications can also be significant considerations. While a significant portion of our work is awarded on a short-term basis, we have a successful track record of utilizing our infrastructure to obtain various long-

term contracts such as areas-of-mutual-interest, acreage dedications, well bore dedications, minimum volume commitments and take-or-pay agreements.

Certain large midstream companies offer some water-oriented and infrastructure services, though these are generally ancillary to their core businesses of gathering and transporting oil and gas volumes. There are also public water-midstream focused competitors. Additionally, certain of our E&P customers have invested in water infrastructure for their own operations. As a result, the water infrastructure competitive landscape is highly fragmented and our main competitors, aside from E&P companies, can often be private water midstream companies and smaller water service providers that focus on a more limited geographic area or service offering. We seek to differentiate ourselves from our competitors through our expansive scale and by delivering high-quality solutions throughout the sourcing, recycling and disposal elements of the water lifecycle, coupled with extensive regulatory expertise, well-trained people and a commitment to superior execution and a safe working environment. Additionally, we believe our ability to couple our water infrastructure with our water services and oilfield chemicals expertise provides an advantage relative to our competition.

Oilfield Chemicals Segment

Within our Oilfield Chemicals segment, we develop, manufacture, manage logistics and provide a full suite of completion chemical products utilized in hydraulic fracturing, stimulation, cementing and related well completion processes. We sell chemicals and provide services primarily to leading E&P operators and pressure-pumping service companies in the U.S. We also provide customized water treatment and flow assurance solutions to our customers throughout the lifecycle of a well.

Oilfield Chemicals Service Lines

Our Oilfield Chemicals segment is made up of the following service lines:

●	Chemical Manufacturing. We are a specialty manufacturer of polyacrylamides, surfactants, crosslinkers and other custom chemistries. Polyacrylamides, or friction reducers, are water soluble polymers that reduce friction and boost viscosity of the hydraulic fluid during application in energy production. We manufacture this reactive chemistry in Midland, Texas and Tyler, Texas with regional distribution facilities across the United States. Our in-basin manufacturing provides reduced lead times to decrease non-productive time on location for our customers with fully automated processes from raw materials to finished goods. We are among the largest manufacturers of friction reducers to the energy industry, producing both anionic and viscosifying friction reducers. Our manufacturing is supported by in-house logistics and comprehensive lab services.
●	Chemical Technologies. Our Chemical Technologies service line provides technical solutions, products and expertise related to chemical applications in the energy industry. We develop solutions, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions for customers ranging from major integrated and independent oil and gas producers to pressure pumpers. This service line also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions. Through our Chemical Technologies service line, we develop and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. We source our products through our own manufacturing operations as well as through third party producers and distributors. We provide 24/7/365 time-critical logistical support to our customers and our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct-to-wellsite delivery to ensure seamless product availability for our customers. With our expertise in fracturing chemistry, we can develop customized products to meet customers’ frac-fluid system requirements.

●	Water Treatment. Through our Water Treatment service line, we provide advanced water treatment solutions throughout the well lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services in the U.S. land market. Our specialty chemicals are used in applications such as water conditioning, water recycling, on-the-fly treatment and water reuse and mining. Our chemical experts provide pre-treatment water sampling, analysis and testing to determine a water’s chemistry, then design the most effective fracturing fluid system. The team delivers customized programs using proven chemical technologies and mobile equipment to treat almost any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. Water Treatment provides disinfection solutions to neutralize microorganisms, hydrogen sulfide (H2S), iron sulfide, phenols, mercaptans, and polymers in the surface water. Our Water Treatment team works closely with our Chemical Technologies service line as well as our water monitoring, reuse and recycling teams within our Water Services and Water Infrastructure segments to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs.

Oilfield Chemicals Geographic Areas of Operation

We provide Oilfield Chemicals services in most of the major unconventional shale plays in the continental U.S. In the chart below, a “✓” indicates that we offer the service line in the indicated geographic region.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Chemical Manufacturing	✓	—	—	—	—	✓	—
Completion Chemicals	✓	✓	✓	✓	—	✓	✓
Water Treatment	✓	✓	✓	✓	—	✓	✓

Oilfield Chemicals Customers

Our Oilfield Chemicals customers primarily include pressure pumpers, and major integrated and independent U.S. and international oil and gas producers.

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

Significant Customers

There were no customers that accounted for 10% or more of our consolidated revenues for the year ended December 31, 2022.

Sales and Marketing

We direct our sales activities through a network of sales representatives and business development personnel, which allows us to support our customers at both the corporate and field level. Our sales representatives work closely with local operations managers to target potential opportunities through strategic focus and regular customer interaction. We track the drilling and completion activities of our current and potential new customers. Our operations managers meet with our sales team several times a week, and monitor sales activity via daily reporting. To support our sales strategy, we have developed a proprietary database that integrates market information such as current rig, completion crew and permit activity and the location of our strategic water sources.

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

Environmental and Occupational Safety and Health Matters

Our water-related operations in support of energy exploration, development and production activities pursued by our customers are subject to stringent and comprehensive federal, tribal, state and local laws and regulations in the U.S. governing occupational safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits or other approvals to take fresh water from surface water and groundwater, construct pipelines or containment facilities, drill wells and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into non-producing belowground formations; (iii) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from our operations. Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, performance or expansion of projects; and the issuance of orders enjoining performance of some or all of our operations in a particular area.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over waters of the U.S., including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the U.S., President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. In December 2022, the agencies announced a final rule founded upon the pre-2015 regulations and incorporating updates based on existing Supreme Court decisions, including considerations based on regional and geographic differences. However, this rule is likely to be subject to legal challenge. Additionally, the Supreme Court heard arguments on Sackett v. EPA in October 2022, a case relating to the legal tests used to determine whether wetlands should be considered “waters of the United States”. The Supreme Court is expected to release an opinion on this case in 2023, which could impact the regulatory definition and its implementation. To the extent that any new final rule or rules issued by the EPA and Corps under the Biden Administration expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could increase compliance expenditures or mitigation costs, contribute to delays, restrictions, or cessation of the development of projects, and also reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

States also may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. For example, in Texas, the Texas Railroad Commission has pursued several regulatory initiatives during the latter half of 2021 as a result of recent seismic activity in an area of the Midland Basin from northeast Ector County to southwest Martin County known as the Gardendale Seismic Response Area (“SRA”), including: (i) directing wells operators in September 2021 to pursue voluntary reductions in produced water disposals from scores of produced water well facilities in response to six earthquakes of magnitude 3.5 or greater that occurred in the Gardendale SRA between February 2020 and September 2021; (ii) suspending injection operations of seven deep disposal wells within the Gardendale SRA effective December 15, 2021 in response to a 3.6 magnitude earthquake that occurred on October 26, 2021 and a 3.5 magnitude earthquake that occurred on November 16, 2021: and (iii) suspending all disposal well permits to inject oil and gas waste into deep strata within the boundaries of the Gardendale SRA (affecting some 33 wells) effective December 31, 2021. The Gardendale SRA was expanded following a magnitude 5.4 earthquake on December 16, 2022, adding 17 wells to the SRA. On December 31, 2020, a magnitude 4.2 earthquake occurred about 11 miles north of Stanton, Texas, about five miles east of the unincorporated community of Lenorah and 25 miles northeast of Midland. In response to this earthquake and some eight other earthquakes with magnitudes greater than 3.9, the Texas Railroad Commission established the Stanton SRA in January 2022, and operators in the SRA initiated an operator-led response plan beginning May 15, 2022. In Oklahoma, the Oklahoma Corporation Commission released well completions seismicity guidelines in late 2016 for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity and, furthermore, has, from time to time, issued orders limiting future increases in the volume of oil and gas wastewater injected below ground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state.

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

Hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an Advanced Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing. While this notice was subsequently withdrawn, certain chemical disclosures are required on the state level in some states, and the EPA could seek further rulemaking under TSCA in the future.

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

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued attainment/nonattainment designations with respect to ground-level ozone and in December 2020, the EPA under the Trump Administration published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS, a decision on which is expected in 2023. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, though the IRA 2022, passed in August 2022, advances numerous climate-related objectives. Federal regulatory initiatives have focused on, among other things, establishing construction and operating permit reviews for GHG emissions from certain large stationary sources, requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and reducing methane emissions from oil and gas production and natural gas processing and transmission operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. During 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (“VOC”) emissions in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas wellsites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA issued a supplemental proposal in November 2022 that, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements, will be subject to legal challenge. Separately, in 2022 the BLM proposed rules that would limit flaring from well sites on federal lands, as well as allow for the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient.

In August 2022, the IRA 2022 was signed into law. This law, among other provisions, amends the CAA to establish the first federal fee on methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and subsequent years. Calculation of the methane fee is based on certain thresholds established in the IRA 2022. The IRA 2022 additionally appropriates significant federal funding for renewable energy initiatives. The methane emissions fee could increase our and our customers’ operating costs, and the funding and incentives established for renewable energy sources could accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists a non-binding agreement, the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the U.S. and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the U.S. commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has given rise to increasing political risk regarding climate change. In the U.S., President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide permanent injunction by a federal district judge in Louisiana in August 2022, effectively halting implementation of the leasing suspension. In April 2022, the DOI reopened onshore leasing for approximately 144,000 acres of federal, non-Native American land, although this sale is presently subject to ongoing litigation. The DOI has also announced its intention to scope additional land for onshore leasing. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, access to capital by fossil fuel producers as well as other companies supporting the oil and gas industry may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also focused on sustainability lending practices that favor “clean” power sources such as wind and solar, making those sources more attractive, and some these investors may elect not to provide funding for carbon-intensive energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis exercise, expected to be launched in early 2023, to enhance the ability of firms and supervisors to measure and mange climate-related financial risk. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce demand for our services. In addition, the SEC has proposed a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions and Scope 3 GHG emissions under certain circumstances, and if the registrant has set them, climate-related targets and goals. The final rule is expected in early 2023. To the extent the rules impose additional reporting obligations, we could face increased costs. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures were misleading or deficient.

Finally, increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or our production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which we may not have considered or be prepared for every eventuality.

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). The U.S. Fish and Wildlife Service ("FWS") under the Trump Administration issued a final rule in January 2021 clarifying that criminal liability under the MBTA would apply only to actions "directed at" migratory birds, their nests, or their eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the MBTA prohibits incidental takes of migratory birds. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. The dunes sagebrush lizard and the lesser prairie chicken are examples of species that, if listed as endangered or threatened under the ESA in the future, could impact our or our customers’ operations. For example, in November 2022, the FWS listed two distinct population segments of the lesser prairie chicken under the ESA, one as threatened and one as endangered. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

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

We enter into master service agreements (“MSAs”) with most of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our Water Services, Water Infrastructure, Oilfield Chemical product sales, accommodations and rentals and completion and construction services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling of the equipment of others. However, our customers generally assume responsibility for all other pollution or contamination that may occur during operations, including that which may generally result from seepage or any other uncontrolled flow of drilling fluids. The assumed responsibilities include the control, removal and cleanup of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from the personal injury or death of the customers’ employees or those of the customers’ other contractors, in the case of our hydraulic fracturing operations, to the extent that such employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees or employees of any of our subcontractors, unless resulting from the gross negligence or willful misconduct of our customer. The same principles apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited in an instance of gross negligence or willful misconduct. Losses arising from catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

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

Demand for our services is directly affected by capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Capital spending is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Such demand may be impacted by a variety of factors, including the Russia-Ukraine war, accelerated substitution of renewable forms of energy for oil and gas, the continued impact of the COVID-19 pandemic and actions of OPEC+. During the year ended December 31, 2022, the average West Texas Intermediate (“WTI”) spot price was $94.90, versus an average price of $68.16 for the year ended December 31, 2021 and $39.16 for the year ended December 31, 2020. While oil prices returned to pre-pandemic levels during the year ended December 31, 2022 since their lows in April 2020, the continued impact of the COVID-19 pandemic and the associated impacts to global oil demand may result in continued uncertainty around the near-term price of oil.

Volatility in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. For example, multiple leading international and national oil companies, as well as public and private independent oil and gas producers, severely reduced capital expenditures in 2020 and 2021. While customer budgets for 2022 generally showed positive increases that we expect may stabilize or modestly increase during 2023, factors outside of our control can alter these budgets, or lead customers to underspend their budgets. Even in the recent environment of stronger oil and gas prices, fewer oil and gas well completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results and may continue to do so into the future. Sustained market uncertainty could also result in lower demand for our services, which could adversely affect our liquidity, results of operations and financial condition.

Industry conditions are influenced by numerous factors over which we have no control, including:

●	domestic and foreign economic conditions, including rising interest rates and associated policies of the Federal Reserve, and supply of and demand for oil and gas;
●	the level of prices, and expectations regarding future prices, of oil and gas;
●	the level of global oil and gas exploration and production and storage capacity;
●	the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and operational challenges and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
●	actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves;
●	taxation and royalty charges;
●	political and economic conditions in oil and gas producing countries;
●	global weather conditions, pandemics and natural disasters;

●	worldwide political, military and economic conditions;
●	political or civil unrest in the U.S. or elsewhere, including the Russia-Ukraine war and the political instability in the Middle East;
●	the cost of producing and delivering oil and gas;
●	the discovery rates of new oil and gas reserves;
●	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas;
●	the ability of oil and gas producers to access capital;
●	technical advances affecting production efficiencies and overall energy consumption; and
●	the potential acceleration of the development of alternative fuels, including as a result of the IRA 2022 or otherwise.

Political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine. In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, which has created uncertainty for financial and commodity markets. While the near-term impact of these events has resulted in higher oil and gas prices, the ultimate geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a significant fall in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services.

While the Company does not have operations overseas, the conflict elevates the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

In addition, due to the above and other factors, crude oil and natural gas prices increased significantly during 2022, reaching a high of $123.64 per Bbl at one point, primarily due to global supply and demand imbalances. Currently, global crude oil inventories are low relative to historical levels and supply from OPEC+ and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million Bopd, due to the uncertainty surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have recently declined from the highs experienced in the second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, developing COVID-19 variants and the potential for a widespread COVID-19 outbreak, higher natural gas prices, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

The U.S. inflation rate steadily increased during 2021 and 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times throughout 2022 and 2023 and the U.S. Federal Reserve has indicated that it may continue to raise benchmark interest rates in 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which has had the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.

Higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs, would negatively impact our business, financial condition and results of operations.

The failure to successfully integrate acquired properties, including to successfully combine our business and Breakwater’s business, in the expected time frame or at all may adversely affect our future results.

If we fail to integrate acquired properties, including by successfully combining our business and Breakwater’s business, the anticipated benefits of the Breakwater acquisition and such other acquisitions may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Breakwater acquisition and such other acquisitions.

It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of our acquisition activities. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us.

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

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. During 2022, the WTI price for oil ranged from $71.05 to $123.64 per Bbl and the Henry Hub natural gas price ranged from $3.46 to $9.85. If the prices of oil and natural gas decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

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

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emission charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.

In addition, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. For example, the IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy to alternatives to oil and natural gas, which could adversely affect the business of our customers, thereby reducing demand for our services. The impact of declining demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.

Almost half of our revenues are derived from our operations in the Permian Basin of Texas and New Mexico, making us vulnerable to risks associated with geographic concentration generally and the Permian Basin specifically, including Basin-specific supply and demand factors, regulatory changes and severe weather impacts that could materially and adversely affect our business.

The Permian Basin of Texas and New Mexico is presently our largest operating region, accounting for approximately 47% of our revenue in 2022 and 49% of our revenue in 2021. As a result of this concentration, we are vulnerable to risks associated with geographic concentration generally and the Permian Basin specifically. For example, we are disproportionately exposed to the impact in the Permian Basin of regional supply and demand factors, production delays or interruptions, as a result of governmental regulation or otherwise, processing or transportation capacity constraints, severe weather, market limitations, curtailment of production or interruption of the processing or transportation of produced oil and natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our revenue-generating operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse revenue-generating operations.

For example, as a result of Winter Storm Uri in February 2021, many of our customers in the Permian Basin were forced to temporarily cease production and other operations due to freezing temperatures. Similar weather events that disproportionately impact the Permian Basin will adversely affect our results of operations as compared to our competitors that operate in other basins or that have more geographically diverse operations. Similarly, a significant portion of our current business relates to water and water-related services in the New Mexico portion of the Permian Basin. However, the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado, which is currently stayed pending further order by a special master. In this lawsuit, Texas is alleging that New Mexico is unlawfully allowing diversion of Rio Grande surface water, including groundwater hydrologically connected to the Rio Grande, and thereby depriving Texas of the full amount of Rio Grande water it is due under the Rio Grande Compact, which agreement was created in 1938 to ensure that the two states and the state of Colorado would get their fair share of water from the river. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

To the extent that the types of basin-specific events discussed above continue to arise or worsen, our operations and those of our customers may be materially and adversely affected.

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

For example, our growing operations in New Mexico are subject to the risk of decreased access to water in New Mexico as a result of Texas v. New Mexico and Colorado. In November 2022, the Texas Attorney General announced that the states had reached a settlement agreement; however, the federal government has objected to the settlement, and the states are in the process of requesting that the settlement be approved by the special master and the U.S. Supreme Court. A hearing on the proposed settlement is tentatively scheduled for February 2023. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of and/or access to water to existing or new water rights holders in New Mexico. The risk of such adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

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

Moreover, from time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and environmental regulations pertaining to motor vehicles, which may increase our costs, limit our ability to utilize our trucks on schedule, require us to undertake repairs or sales of certain trucks or adversely affect the recruitment of drivers. Management cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted. We may be required to increase operating expenses or capital expenditures in order to comply with any new laws, regulations or other restrictions. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on the DOT and associated trucking matters.

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

We have operated at a loss in the past, including in 2021 and 2020, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses, including in 2021 and 2020. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

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

Our operations and the operations of our E&P customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundment tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Moreover, President Biden issued an executive order in January 2021 to suspend new federal leasing activities on federal lands and waters, which suspension also restricts the ability to conduct hydraulic fracturing on those federal lands that are not leased; however, a nationwide injunction issued by a federal judge in Louisiana in August 2022 has effectively halted implementation of the leasing suspension. However, additional rules and regulations on federal lands may impact our customers. For example, the BLM has proposed new rules that would limit flaring from well sites on federal lands, as well as allow for the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. Any delay or denial of permits faced by our customers may impact demand for our services. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on possible actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities.

We are subject to cybersecurity risks. A cyber incident or systems failure could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas services industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. For example, in May 2021 the Colonial Pipeline’s digital systems were infected by a ransomware attack that caused the shutdown of the pipeline for several days and the payment of an approximate $4.4 million ransom. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of such cyber-attacks.

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

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. The COVID-19 pandemic, the Russia-Ukraine war, rising interest rates and the associated policies of the Federal Reserve and other global events have created global uncertainty that has negatively affected our business and industry and will continue to do so. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, all or a portion of our service contracts could be cancelled at significant expense or loss of expected revenues to us if a customer was to enter into bankruptcy.

The current global economic environment may adversely impact our ability to issue debt, including due to rising interest rates as a result of the monetary policy of the Federal Reserve. Any economic uncertainty may cause institutional investors to respond to their borrowers by increasing interest rates, enacting tighter lending standards or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. Due to the above-listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

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

Disruptions in the transportation services of logistics companies transporting wastewater and other oilfield products could have an adverse effect on our results.

During 2022 and 2021, we expanded our fluid hauling operations with the acquisitions of Nuverra, Complete and Basic. In areas where pipeline systems have not yet been developed, we use trucks to transport produced water and other fluids to our wastewater disposal facilities. In recent years, certain states, such as North Dakota, Texas, Oklahoma, Louisiana and New Mexico and certain state counties have increased enforcement of weight limits on trucks used to transport raw materials on their public roads. It is possible that the states, counties and municipalities in which we operate our business may modify their laws or regulations to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and regulations and associated enforcement efforts could result in delays, and increased costs, with respect to the transport of produced water to our wastewater disposal facilities, which may either increase our operating costs or reduce the amount of produced water transported to our facilities. Such developments could decrease our operating margins or amounts of produced water and thereby have a material adverse effect on our results of operations and financial condition.

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

Continuing or worsened impacts of the COVID-19 pandemic or of the widespread outbreak of any other communicable disease could reduce the demand for oil, and therefore for our services, and negatively impact our business.

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

While the ongoing effects of the COVID-19 pandemic on our operations have decreased in recent quarters, this pandemic has had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the year ended December 31, 2022, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity fully rebound. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, considerable uncertainty remains.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, will depend on future developments, including the duration and spread of COVID-19, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Risks Related to Customers and Suppliers

The deterioration of the financial condition of our customers could adversely affect our business.

During times when the gas or crude oil markets weaken, for example, during 2020 as a result of the COVID-19 pandemic and other factors, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing. In addition, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times throughout 2022 and 2023 and have indicated that such increases may continue in 2023. Such increased interest rates may prevent our customers from being able to obtain debt financing at favorable rates, or at all, which could result in a reduction in our customers' spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, all or a portion of our service contracts could be cancelled at significant expense or loss of expected revenues to us if a customer was to enter into bankruptcy.

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

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, we may not be able to obtain suitable or cost-effective substitutes. During 2021, the importation of internationally sourced chemicals presented new challenges such as increased freight costs, limited container space, and reduced production of certain chemicals. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher production costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

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

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability.

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

Risks Related to Our Capital Structure

We may not be able to continue to pay or maintain our cash dividends and the failure to do so may negatively affect our share price.

On September 7, 2022, we announced that our board of directors approved the initiation of a dividend program under which we intend to pay regular quarterly dividends. On January 27, 2023, our board of directors declared our most recent quarterly cash dividend, of $0.05 per share of Class A common stock, that was paid on February 17, 2023 to shareholders of record as of the close of business on February 7, 2023. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock, which was subject to the same payment and record dates. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our Class A common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. All future dividend payments are subject to quarterly review and approval by our board of directors. Our board of directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. The reduction or elimination of cash dividends may negatively affect the market price of our Class A common stock.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer and other related infrastructure to execute our growth strategy. For the years ended December 31, 2022, 2021 and 2020, we spent $71.9 million, $40.0 million and $21.2 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, external borrowings, capital contributions and proceeds from the issuance of equity securities. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

Our Sustainability-Linked Credit Facility subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Sustainability-Linked Credit Facility.

Our Sustainability-Linked Credit Facility subjects us to significant financial and other restrictive covenants, including restrictions on our ability to consolidate or merge with other companies, conduct asset sales, incur additional indebtedness, grant liens, issue guarantees, make investments, loans or advances, pay dividends and enter into certain transactions with affiliates.

Our Sustainability-Linked Credit Facility contains certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Sustainability-Linked Credit Facility is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Sustainability-Linked Credit Facility has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days. Our ability to comply with such financial condition tests can be affected by events beyond our control and we may not be able to do so. The scheduled maturity date for our Sustainability-Linked Credit Facility is March 17, 2027. In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its respective equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Sustainability-Linked Credit Facility and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $33.75 million or (b) if SES Holdings’ and Select LLC’s fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $27.0 million. For additional information regarding our Sustainability-Linked Credit Facility, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sustainability-Linked Credit Facility.”

Our Sustainability-Linked Credit Facility also contains a sustainability adjustments feature that could result in up to a 0.05% increase or reduction to the effective interest rate pursuant to an Applicable Sustainability Margin Adjustment depending on Select LLC’s ability to meet certain sustainability targets and thresholds starting in 2022. For each calendar year, the “Applicable Sustainability Margin Adjustment” will equal the number of basis points (whether positive, negative or zero) equal to the sum of (i) the Applicable Water Stewardship Fee Adjustment plus (ii) Applicable Health and Safety Fee Adjustment (each as defined in the Sustainability-Linked Credit Facility.

The “Applicable Water Stewardship Fee Adjustment" is based on Select LLC’s ability to (i) remain above the Water Stewardship Threshold and (ii) reach the Water Stewardship Target, both metrics which are measured by the total number of barrels of recycled produced water recycled by SES Holdings and its Subsidiaries. The “Applicable Employee Health and Safety Fee Adjustment" is based on Select LLC’s ability to (i) remain above the Employee Health and Safety Threshold and (ii) reach the Employee Health and Safety Target, both metrics which are measured by the total recordable incident rates of employees with respect to SES Holdings and its Subsidiaries.

If we are unable to remain in compliance with the covenants of our Sustainability-Linked Credit Facility, then the lenders may declare all amounts outstanding under the Sustainability-Linked Credit Facility to be immediately due and payable. Any such acceleration could have a material adverse effect on our financial condition and results of operations.

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

The sales of substantial amounts of our Class A common stock following the effectiveness of registration statements for the benefit of such holders, or the perception that these sales may occur, could cause the market price of our Class A common stock to decline and impair our ability to raise capital. For example, we recently registered the resale of 8,717,619 shares of our Class A common stock. Any sales of such shares may depress our share price. We also may grant additional registration rights in connection with any future issuance of our capital stock.

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

As of December 31, 2022, Legacy Owner Holdco beneficially owned 100% of our Class B common stock which represented approximately 12.9% of our outstanding voting capital stock. In addition, one of our directors is currently employed by Crestview Advisors, L.L.C. (“Crestview Partners”), our private equity sponsor and, through Crestview Partners II GP, L.P. (“Crestview GP”), the manager of funds that hold the largest equity interest in Legacy Owner Holdco. Other funds controlled by Crestview GP also have an interest in our currently outstanding shares of our Class A common stock, which represented an additional 3.1% of our outstanding voting capital. Collectively, these holders controlled approximately 16.0% of our voting shares. Holders of Class A common stock and Class B common stock generally will vote together as a single class on all matters presented to our stockholders for their vote or approval. Consequently, Legacy Owner Holdco will be able to significantly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions, regardless of whether other stockholders believe that a transaction is in their own best interests. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC; any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) SCF-VI, L.P., SCF-VII, L.P. and SCF-VII(A), L.P. and their respective affiliates, other than us (collectively, the “SCF Group”); (iii) the other entities (existing and future) that participate in the energy industry and in which the SES Group and SCF Group own substantial equity interests (the “Portfolio Companies”) or (iv) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group, the SCF Group or the Portfolio Companies, including our Chairman, President and CEO , John D. Schmitz, and our Executive Vice President, Business Strategy, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us.

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

We believe that Crestview GP’s and the SCF Group’s beneficial ownership interests in us provides each with an economic incentive to assist us to be successful. Neither Crestview GP nor the SCF Group is subject to any obligation to maintain its ownership interest in us and either may elect at any time to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If either Crestview GP or the SCF Group sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliate(s) that are expected to serve as members of our board of directors may resign. For example, the SCF Group no longer has a representative serving on our board of directors, and the SCF Group may sell their beneficial ownership interests in us in the future and are subject to fewer restrictions on such sales than during prior periods. Such actions could adversely affect our ability to successfully implement our business strategies, which could adversely affect our cash flows or results of operations.

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

Risks Related to Our Organizational Structure

We are a holding company. Our sole material asset consists of SES Holdings LLC Units, and accordingly, we are dependent upon distributions and payments from SES Holdings to pay taxes, pay dividends, make payments under the Tax Receivable Agreements and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in SES Holdings. We have no independent means of generating revenue. To the extent SES Holdings has available cash, we intend to cause SES Holdings to make (i) generally pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes, pay dividends and to make payments under the Tax Receivable Agreements that we entered into in connection with our restructuring at the Select 144A Offering and any subsequent tax receivable agreements that we may enter into in connection with future acquisitions and (ii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. We will be limited, however, in our ability to cause SES Holdings and its subsidiaries to make these and other distributions or payments to us due to certain limitations, including the restrictions under our Sustainability-Linked Credit Facility and the cash requirements and financial condition of SES Holdings. To the extent that we need funds and SES Holdings or its subsidiaries are restricted from making such distributions or payments under applicable law or regulations or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

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

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2022, the estimated termination payments would have been approximately $65.3 million (calculated using a discount rate equal to the lesser of 6.50% per annum, compounded annually, or one-year LIBOR plus 100 basis points, applied against an undiscounted liability of $98.0 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2022) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

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

As of December 31, 2022, Legacy Owner Holdco owned approximately 12.9% of the outstanding SES Holdings LLC Units. Because it holds a portion of its ownership interest in our business in the form of direct ownership interests in SES Holdings rather than through us, Legacy Owner Holdco may have conflicting interests with holders of shares of Class A common stock. For example, Legacy Owner Holdco may have different tax positions from us, and decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may affect the timing and amount of payments that are received by the TRA Holders under the Tax Receivable Agreements. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Our ability to use certain of our current and future net operating loss carryforwards may be limited and could adversely affect our operating results and cash flows.

As of December 31, 2022, we had approximately $886.3 million of U.S. federal net operating loss carryforwards (“NOLs”), $410.4 million of which we expect to expire unused, $142.9 million of which we expect to expire beginning in 2031 and the remaining $333.0 million of which have no expiration. As of December 31, 2022, we also had approximately $26.2 million of state NOLs, $10.5 million of which we expect to expire unused and the remaining $15.7 million of which we expect to expire beginning in 2023, and non-U.S. NOLs of approximately $6.6 million, which we expect to expire beginning in 2035. Utilization of these NOLs (which include historic NOLs of Rockwater and Nuverra) depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change to the extent of certain net built-in gains at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Limitations similar to those applicable under Section 382 of the Code apply for U.S. state and non-U.S. income tax purposes.

While we do not believe that the acquisitions of either Rockwater or Nuverra resulted in an ownership change under Section 382 of the Code with respect to us, future issuances, sales and/or exchanges of our stock (including in connection with an exercise of the Exchange Right or other transactions beyond our control), taken together with prior transactions with respect to our stock, could cause us to undergo an ownership change. As a result, we cannot assure you that we will not undergo an ownership change in the future. We believe that the acquisitions of Rockwater and Nuverra resulted in ownership changes with respect to each of Rockwater and Nuverra, respectively. Accordingly, as described above, some or all of our U.S. federal or state or non-U.S. NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows.

General Risks

We may not be able to finance future growth of our operations or future acquisitions, which could adversely affect our operations and financial position.

The successful execution of our growth strategy depends on our ability to generate sufficient cash flows and our access to capital, both of which are impacted by numerous factors beyond our control, including financial, business, economic and other factors, such as volatility in commodity prices and pressure from competitors. There have been recent increases in the cost of capital and rising interest rates, which may affect future borrowings and impact the financial benefit we may receive. If we are unable to generate sufficient cash flows or obtain additional capital on favorable terms or at all, we may be unable to continue growing our business, conduct necessary corporate activities, take advantage of business opportunities that arise or engage in activities that may be in our long-term best interest, which may adversely impact our ability to sustain or improve our current level of profitability.

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

In evaluating acquisitions, we generally prepare one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions. Realization of many of the assumptions will be beyond our control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period. Some acquisitions may not be accretive in the near term and will be accretive in the long-term only if we are able to timely and effectively integrate the underlying assets and such assets perform at or near the levels anticipated in our acquisition projections.

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

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. There were not costs related to trademark impairment or abandonment of property and equipment in 2022 or 2021.

We may be required to take a write-down of the carrying value of goodwill.

We had no goodwill as of December 31, 2022, but we could add goodwill in the future in connection with business combinations. When applicable, we conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill.

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

The following table shows our active leased and owned properties categorized by segment as of December 31, 2022:

Region	Water Services	Water Infrastructure	Oilfield Chemicals	Corporate & Other	Total

Leased	58	20	3	4	85
Owned	41	22	6	—	69
	99	42	9	4	154

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 20, 2023, there were 189 stockholders of record of our Class A common stock.

Dividend Policy

On September 7, 2022, the Company announced that our board of directors approved the initiation of a dividend program under which the Company intends to pay regular quarterly dividends. Prior to this announcement, we had not paid dividends to holders of our Class A common stock. On October 27, 2022, our board of directors declared a quarterly cash dividend of $0.05 per share of Class A common stock that was paid on November 17, 2022 to shareholders of record as of the close of business on November 7, 2022. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock of the Company, which was subject to the same payment and record dates. Our future dividend policy is within the discretion of our board of directors, and all future dividend payments are subject to quarterly review and approval by our board of directors, and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our Sustainability-Linked Credit Facility and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the Select Energy Services, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”), the Select Energy Services, Inc. Employee Stock Purchase Plan (the "ESPP"), the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”), and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors (the “2018 Plan” and, together with the 2017 Plan, the “Assumed Plans”). The 2016 Plan was approved by our stockholders prior to our initial public offering but has not been approved by our public stockholders; however, the first amendment to the 2016 Plan was approved by our public stockholders in October 2017 and the second amendment to the 2016 Plan was approved by our public stockholders in May 2020. The ESPP was approved by our stockholders on May 4, 2018. On November 3, 2022, our board of directors approved an amendment to the ESPP, which suspended all offerings on or after December 1, 2022. Our board of directors reserves the right to recommence offerings pursuant to its discretion and the terms of the ESPP. The Assumed Plans were assumed in our acquisition of Nuverra, were not approved by our stockholders, and may only be used to grant awards to legacy Nuverra employees and service providers. See “Note 12—Equity-Based Compensation” for a description of our equity compensation plans.

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,666,872	$17.10	2,894,308
Equity compensation plans not approved by security holders	— (3)	—	70,505 (4)
Total	1,666,872	$17.10	2,964,813

(1)	Only stock options have an exercise price.
(2)

Reflects the total number of shares of Class A common stock (i) subject to outstanding rights under the ESPP and (ii) remaining available for issuance under the 2016 Plan and the ESPP. For the avoidance of doubt, while shares of Class A common stock technically remain available for issuance under the ESPP, the Company does not currently have an offering period open with respect to the ESPP. Shares remaining available under the 2016 Plan may be issued other than with respect to options, warrants or rights.

(3)	All awards assumed under the Assumed Plans have either fully vested or been forfeited such that as of December 31, 2022, there were no outstanding awards under the Assumed Plans.
(4)

Reflects the total number of shares of Class A common stock remaining available for issuance under the Assumed Plans to legacy Nuverra employees and service providers. Shares remaining available under the Assumed Plans may be issued other than with respect to options, warrants or rights.

Features of the Assumed Plans

On February 23, 2022, the Company assumed the Assumed Plans and certain equity awards outstanding under the Assumed Plans in connection with the Nuverra Acquisition. Under the 2017 Plan, the Company may grant to certain eligible participants who were employees, directors or other service providers of Nuverra prior to the Nuverra Acquisition options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards, performance awards, or any combination of the foregoing, with respect to up to 1,772,058 shares of Nuverra common stock. Under the 2018 Plan, the Company may grant to certain eligible participants who were directors of Nuverra prior to the Nuverra Acquisition restricted stock awards with respect to up to 100,000 shares of Nuverra common stock. The shares remaining available for issuance under the

Assumed Plans were converted into shares of the Company’s Class A common stock at a conversion rate of one Nuverra share to 0.2551 shares of the Company’s Class A common stock such that at the time of the Nuverra Acquisition an aggregate of 131,110 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2017 Plan and an aggregate of 24,984 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2018 Plan.

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of December 31, 2022, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Issuer Purchases of Equity Securities

			Approximate Dollar Value of
	Total Number of	Average Price	Shares that May Yet be Purchased
Period	Shares Purchased	Paid per Share(1)	Under the Plans or Programs(2)
October 1 through October 31, 2022	—	$—	$8,596,156
November 1 through November 31, 2022	27,564	$8.88	$8,596,156
December 1 through December 31, 2022	—	$—	$8,596,156

(1)	The average price paid per share includes commissions.
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

In many regions of the country, there has been growing concern about the volumes of water required for new oil and gas well completions, as well as volumes of water injected into subterranean zones where seismicity can be triggered. Working with our customers and local communities, we strive to be an industry leader in the development of cost-effective alternatives to fresh water. Specifically, we offer services that enable our E&P customers to treat and reuse produced water, thereby reducing the demand for fresh water while also reducing the volumes of saltwater that must be disposed by injection. In many areas, we have also acquired sources of non-potable water, such as brackish water or municipal or industrial effluent. Through our expertise in chemical technologies and our FluidMatch™ design solutions, we provide water profiling and fluid assessment services for our customers to support the optimization of their fluid systems, enabling the economic use of these alternative sources. We also work with our E&P customers to lower their emissions through methane combustion technology, and reduce the environmental footprint of their operations through the use of temporary hose and permanent pipeline systems, which are supported by extensive monitoring and automation technology solutions that provide safer and more efficient water resource management. These solutions significantly reduce the demand for trucking operations, thereby reducing gasoline and diesel exhaust emissions, increasing safety and decreasing traffic congestion in nearby communities.

Recent Trends and Outlook

On September 7, 2022, the Company announced that our board of directors approved the initiation of a dividend program under which the Company intends to pay regular quarterly dividends. On January 27, 2023, our board of directors declared our most recent quarterly cash dividend, of $0.05 per share of Class A common stock, that was paid on February 17, 2023 to shareholders of record as of the close of business on February 7, 2023. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock of the Company, which was subject to the same payment and record dates. All future dividend payments are subject to quarterly review and approval by the board of directors.

Between July 2021 and December 2022, Select completed seven business combinations, one asset acquisition and the buyout of all noncontrolling interests in a recycling system joint venture. Collectively these acquisitions expanded our revenue base and service offerings with many of our key customers and increased our overall service offerings within multiple basins. Continuing the integration of the acquired assets and operations will be a major focus of ours during 2023. Our integration and related efforts include, but are not limited to, increasing revenue through strategic market share gains, investing around acquired infrastructure, regional service line expansion and achieving operational synergies. These operational synergies are expected to be realized by efficiently connecting complementary infrastructure assets with one another, pairing infrastructure assets with related services, realizing cost synergies, and selling excess assets.

While the ongoing effects of the COVID-19 pandemic on our operations have decreased in recent quarters, this pandemic has had a material negative impact on our financial results. While we have seen economic recovery and higher oil prices through the year ended December 31, 2022, such negative impact may continue well beyond the containment of the pandemic until global GDP levels, associated oil demand and resulting oilfield activity fully rebound. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, considerable uncertainty remains. Even with this recent recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct, given the unpredictable nature of the current market environment after the recent elevated volatility in demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to increases and volatility in the prices for oil and natural gas throughout 2022, with the posted price for WTI reaching a high of $123.64 per barrel during the year ended December 31, 2022. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events resulted in higher oil and gas prices during the year ended December 31, 2022, the ultimate geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition.

As a result of reduced oil inventories driven by the economic recovery and oil demand growth in much of the world, as well as supply uncertainties heightened by the Russia/Ukraine war, oil and gas prices increased notably in the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022, the average spot price of WTI crude oil was $94.90 versus an average price of $68.16 for the year ended December 31, 2021. The average Henry Hub natural gas spot price during the year ended December 31, 2022, was $6.42 versus an average of $3.91 for the year ended December 31, 2021. While current price levels have materially reduced from these 2022 full year averages, current price levels remain supportive of our customers’ drilling and completion programs in the major shale basins.

Many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, greatly improved over the year ended December 31, 2021 and through the year ended December 31, 2022.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the growing trends around the recycling and reuse applications of produced water provides a significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells. While these trends have advanced the most in the Permian Basin to date, they are beginning to emerge in other basins as well.

The trend of increased reuse of produced water will require additional chemical treatment solutions, and we have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. Our FluidMatch™ design solutions enable our customers to economically use these alternative sources to optimize their fluid systems by providing water profiling and fluid assessment services working towards real-time. This trend also supports more complex “on-the-fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions. Ultimately, we intend to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of key stakeholders.

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We are working to further commercialize our services in other businesses and industries through our industrial solutions group.

On November 1, 2022, the Company completed the acquisition of Breakwater in a stock-for-stock transaction for total consideration of $105.3 million based on the closing price of the Company’s shares of Class A common stock on October 31, 2022. The consideration transferred consisted of 9,181,144 shares of Class A common stock, $10.5 million of debt that was paid off at closing as part of consideration exchanged, $3.7 million in change-of-control payments and $2.4 million in seller transaction costs. The acquisition strengthened Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Permian and Eagle Ford regions. The acquisition included a controlling interest in the Big Spring Recycling System (“BSRS”), which includes significant pipeline, storage, recycling and disposal infrastructure assets in the Midland Basin.

On December 2, 2022, the Company acquired all noncontrolling interests in BSRS valued at approximately $7.3 million based on the closing price of the Company’s shares of Class A common stock on December 1, 2022, and $22.0 million in cash, for total consideration of $29.3 million. The consideration transferred included 910,612 shares of Class A common stock. This equity transaction enabled Select to simplify the BSRS operations and decision-making processes and provided potential revenue and cost synergies. On December 2, 2022, Select also acquired certain assets and revenue-producing contracts in the Midland Basin from a third party for $6.1 million, inclusive of $0.1 million of acquisition-related costs. Many of the assets acquired are adjacent to the BSRS, with connectivity into the BSRS providing future revenue and cost synergies.

On November 1, 2022, the Company completed the acquisition of certain saltwater disposal assets from Cypress for total consideration of $9.2 million based on the closing price of the Company’s shares of Class A common stock on October 31, 2022. The consideration transferred consisted of 952,753 shares of Class A common stock. The acquired Cypress operations consist of eight saltwater disposal facilities with daily permitted capacity of 85,000 barrels per day across North Dakota. The acquisition strengthened Select’s geographic footprint with a portfolio of strategic wastewater disposal facilities in the Bakken region, with the majority of Cypress’s volumes being delivered through high volume contracted gathering pipeline infrastructure.

On February 23, 2022, the Company completed the acquisition of Nuverra for total consideration of $35.9 million based on the closing price of the Company’s shares of Class A common stock on February 23, 2022. The consideration transferred consisted of 4,203,323 shares of Class A common stock. The acquisition strengthened Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Bakken, Haynesville and Northeast, while continuing to expand Select’s production-related revenues. Select also acquired a 60-mile underground twin pipeline network in the Haynesville Shale in Texas and Louisiana. This pipeline network is used for the collection of produced water for transport to interconnected disposal wells and the delivery or re-delivery of water from water sources to operator locations for use in well completion activities. Additionally, Nuverra operates a landfill facility in North Dakota located on a 50-acre site. The facility provides a unique opportunity for Select to expand its logistics capabilities into a new service offering. The acquisition resulted in a bargain purchase gain, as Nuverra was experiencing financial distress and actively evaluating strategic alternatives leading up to the transaction.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and SWDs, as well as solids disposal facilities, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $476.2 million, $285.7 million and $243.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of our recurring labor costs are variable and dependent on the then-current market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $266.6 million, $165.1 million and $157.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $300.8 million, $209.7 million and $154.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $118.1 million, $58.5 million and $35.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Rising fuel prices impact our transportation costs, which affect the pricing and demand for our services and, therefore, our results of operations.

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

Between July 2021 and December 2022, we completed seven business combinations, one asset acquisition and the buyout of all noncontrolling interests in a recycling system joint venture. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of such acquisition. See “—Recent Trends and Outlook” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following table sets forth our results of operations, including revenue by segment, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$799,369	$394,075	$405,294	102.8%
Water Infrastructure	270,412	154,789	115,623	74.7%
Oilfield Chemicals	317,639	215,756	101,883	47.2%
Total revenue	1,387,420	764,620	622,800	81.5%

Costs of revenue
Water Services	644,097	346,730	297,367	85.8%
Water Infrastructure	203,413	115,887	87,526	75.5%
Oilfield Chemicals	265,648	191,115	74,533	39.0%
Depreciation and amortization	113,507	90,028	23,479	26.1%
Total costs of revenue	1,226,665	743,760	482,905	64.9%
Gross profit	160,755	20,860	139,895	670.6%

Operating expenses
Selling, general and administrative	118,935	83,076	35,859	43.2%
Depreciation and amortization	2,209	2,430	(221)	(9.1)%
Lease abandonment costs	449	894	(445)	(49.8)%
Total operating expenses	121,593	86,400	35,193	40.7%
Income (loss) from operations	39,162	(65,540)	104,702	(159.8)%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	2,192	(2,068)	4,260	206.0%
Interest expense, net	(2,700)	(1,711)	(989)	57.8%
Foreign currency (loss) gain, net	(8)	2	(10)	NM
Bargain purchase gain	13,352	18,985	(5,633)	NM
Other	4,726	673	4,053	NM
Income (loss) before income tax (expense) benefit	56,724	(49,659)	106,383	214.2%
Income tax (expense) benefit	(957)	(147)	(810)	NM
Equity in losses of unconsolidated entities	(913)	(279)	(634)	NM
Net income (loss)	$54,854	$(50,085)	$104,939	209.5%

Revenue

Our revenue increased $622.8 million, or 81.5%, to $1.4 billion for the year ended December 31, 2022, compared to $764.6 million for the year ended December 31, 2021. The increase was composed of a $405.3 million increase in Water Services revenue, a $115.6 million increase in Water Infrastructure revenue and a $101.9 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the year ended December 31, 2021. Included in the increases in Water

Services and Water Infrastructure were incremental revenue contributions from the Complete, Agua Libre and Basic, HB Rentals, Nuverra, Breakwater and Cypress acquisitions. For the year ended December 31, 2022, our Water Services, Water Infrastructure and Oilfield Chemicals revenues constituted 57.6%, 19.5% and 22.9% of our total revenue, respectively, compared to 51.6%, 20.2% and 28.2%, respectively, for the year ended December 31, 2021. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $405.3 million, or 102.8%, to $799.4 million for the year ended December 31, 2022, compared to $394.1 million for the year ended December 31, 2021. The increase was primarily attributable to higher demand for our services coupled with increased pricing in comparison to the year ended December 31, 2021. The increase was also impacted by incremental revenue contributed by the Complete, Basic, HB Rentals, Nuverra and Breakwater acquisitions.

Water Infrastructure. Revenue increased by $115.6 million, or 74.7%, to $270.4 million for the year ended December 31, 2022, compared to $154.8 million for the year ended December 31, 2021. The increase was primarily attributable to higher demand for our services in comparison to the year ended December 31, 2021. The increase was also modestly impacted by incremental revenue contributed by the Complete, Agua Libre, Nuverra, Breakwater and Cypress acquisitions.

Oilfield Chemicals. Revenue increased $101.9 million, or 47.2%, to $317.6 million for the year ended December 31, 2022, compared to $215.8 million for the year ended December 31, 2021. The increase was primarily attributable to higher demand for our services, particularly our proprietary friction reducer product offerings, in comparison to the year ended December 31, 2021.

Costs of Revenue

Costs of revenue increased $482.9 million, or 64.9%, to $1.2 billion for the year ended December 31, 2022, compared to $743.8 million for the year ended December 31, 2021. The increase was comprised of a $297.4 million increase in Water Services costs, a $87.5 million increase in Water Infrastructure costs and a $74.5 million increase in Oilfield Chemicals costs. Depreciation and amortization expense also increased by $23.5 million. For the year ended December 31, 2022, inflation also impacted variable costs for labor, fuel and services. We were able to pass some of these increased costs to customers with surcharges and pricing increases.

Water Services. Costs of revenue increased $297.4 million, or 85.8%, to $644.1 million for the year ended December 31, 2022, compared to $346.7 million for the year ended December 31, 2021. Cost of revenue as a percent of revenue decreased to 80.6% from 88.0%, due primarily to economies of scale from higher revenue activity

Water Infrastructure. Costs of revenue increased $87.5 million, or 75.5%, to $203.4 million for the year ended December 31, 2022, compared to $115.9 million for the year ended December 31, 2021. Cost of revenue as a percent of revenue slightly increased to 75.2% from 74.9%, due to increased pricing for many water sources partially offset by a higher relative contribution of high margin disposal revenue.

Oilfield Chemicals. Costs of revenue increased $74.5 million, or 39.0%, to $265.6 million for the year ended December 31, 2022, compared to $191.1 million for the year ended December 31, 2021. Cost of revenue as a percent of revenue decreased to 83.6% from 88.6%, due primarily to higher utilization and cost absorption at our manufacturing facilities.

Depreciation and Amortization. Depreciation and amortization expense increased $23.5 million, or 26.1%, to $113.5 million for the year ended December 31, 2022, compared to $90.0 million for the year ended December 31, 2021, due primarily to a higher fixed asset base related to acquisitions occurring after June 30, 2021.

Gross Profit

Gross profit was $160.8 million for the year ended December 31, 2022 compared to $20.9 million for the year ended December 31, 2021. Gross profit increased by $107.9 million in our Water Services segment, $28.1 million in our Water Infrastructure segment and $27.4 million in our Oilfield Chemicals segment. Partially offsetting the increase in gross profit was a $23.5 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 11.6% and 2.7% during the years ended December 31, 2022 and December 31, 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $35.9 million, or 43.2%, to $118.9 million for the year ended December 31, 2022, compared to $83.1 million for the year ended December 31, 2021. The increase was due primarily to a $6.1 million increase in equity-based compensation costs,$5.9 million from higher wages, associated payroll taxes and employer 401k match contributions, $5.2 million of costs from the additional personnel and related back-office expenses as a result of our recent acquisitions, comprised of $1.9 million of personnel costs and $3.3 million of other back-office costs, a $4.4 million increase in short-term incentive compensation cost, a $3.0 million increase in business development costs, $2.6 million in higher vehicle lease costs, $2.5 million in higher legal and professional fees, a $1.8 million increase in bad debt expense, a $1.3 million increase in travel, meals and entertainment costs, $1.0 million in higher subscription costs, a $1.0 million increase in information technology costs, a $1.0 million increase in insurance costs and $3.2 million from a combination of other expenses partially offset by $3.2 million in severance expense during the year ended December 31, 2021.

Net Interest Expense

Net interest expense increased by $1.0 million, or 57.8%, to $2.7 million for the year ended December 31, 2022, compared to $1.7 million for the year ended December 31, 2021 due primarily to writing off unamortized deferred debt issuance costs in connection with amending and restating the Prior Credit, lower interest income related to notes receivable that were converted to an equity-method investment and higher interest expense due to borrowings during the year ended December 31, 2022.

Bargain Purchase Gain

Bargain purchase gain of $13.4 million in 2022 was comprised of $6.7 million related to the Nuverra acquisition and $6.7 million in adjustments related to acquisitions that occurred in 2021. The Nuverra acquisition resulted in a bargain purchase gain as Nuverra was experiencing financial distress and actively evaluating strategic alternatives leading up to the transaction.

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

Other

Other income was $4.7 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021. During the year ended December 31, 2022, other income primarily related to the sale of excess assets and assignment to third parties of leased properties with asset retirement obligations acquired in our recent acquisitions as well as the removal of the $1.1 million UltRecovery contingent consideration liability. During the year ended December 31, 2021, other income primarily related to the disposal of asset retirement obligations and the realized gain, partially offset by an unrealized loss, on equity securities sold in 2021.

Net Income (Loss)

Net Income (loss) increased by $104.9 million, to a net income of $54.9 million for the year ended December 31, 2022 compared to a net loss of $50.1 million for the year ended December 31, 2021, driven primarily by increased revenue and gross profit due to an increase in demand for our services. This was partially offset by an increase in selling, general and administrative costs of $35.9 million and a smaller bargain purchase gain recorded for the year ended December 31, 2022 compared to the year ended December 31, 2021. The year ended December 31, 2021 was negatively impacted by a significant reduction in demand for our services due to a gradual recovery following the onset of the COVID-19 pandemic.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the years ended December 31, 2022 and 2021. The reconciliation of EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income (loss)	$54,854	$(50,085)
Interest expense, net	2,700	1,711
Income tax expense	957	147
Depreciation and amortization	115,716	92,458
EBITDA	174,227	44,231
Non-cash compensation expenses	15,570	9,469
Non-recurring severance expenses(1)	—	3,225
Non-cash loss on sale of assets or subsidiaries(2)	4,400	4,596
Non-recurring transaction costs(3)	11,672	5,656
Lease abandonment costs	449	894
Bargain purchase gain	(13,352)	(18,985)
Other non-recurring charges(3)	—	608
Equity in losses of unconsolidated entities	913	279
Foreign currency loss (gain), net	8	(2)
Non-recurring change in vacation policy(4)	918	—
Adjusted EBITDA	$194,805	$49,971

(1)	For 2021, these costs related to severance costs associated with our former CEO.
(2)	For all periods presented, the losses were primarily due to sales of real estate and underutilized, excess or obsolete property and equipment.
(3)	For all periods presented, these costs were primarily legal-related due diligence costs as well as costs related to certain acquired subsidiaries.

(4) Due to the various acquisitions entered into the last 18 months, and the workload on our employees, these costs represent a one-time accrual to payout vacation in excess of the allowed unused vacation carryover amount. Previously, any unused vacation in excess of the allowed carryover amount was forfeited at year-end.

EBITDA was $174.2 million for the year ended December 31, 2022 compared to $44.2 million for the year ended December 31, 2021. The $130.0 million increase in EBITDA was driven primarily by higher gross profit of $163.4 million and a $4.3 million increase in net gains from asset sales partially offset by a $35.9 million increase in selling, general and administrative costs. Adjusted EBITDA was $194.8 million for the year ended December 31, 2022 compared to $50.0 million for the year ended December 31, 2021. The $144.8 million increase is primarily attributable to many of the items discussed above.

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

As of December 31, 2022, we had $16.0 million outstanding bank debt. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $6.0 million in the fourth quarter of 2022, and this quarterly dividend program is expected to continue into 2023 and beyond. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of December 31, 2022, cash and cash equivalents totaled $7.3 million and we had approximately $206.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of December 31, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $245.0 million, we had $16.0 million in outstanding borrowings, and outstanding letters of credit totaled $22.9 million. As of February 20, 2023, we had $50.0 million in outstanding indebtedness, the borrowing base under the Sustainability-Linked Credit Facility was $228.0 million, the outstanding letters of credit totaled $22.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $155.4 million.

During 2022, our trade accounts receivable increased from $232.8 million to $430.0 million. The increase was due to increasing revenue, receivables from acquired companies and integration challenges related to our acquisitions. We are focused on improving our overall billings and collections processes in order to reduce our working capital and generate cash that we can employ in our business or return to shareholders.

As of December 31, 2022, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” for operating lease obligations as of December 31, 2022 and “Note 10—Debt” for an update to our Sustainability-Linked Credit Facility as of December 31, 2022.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021. The summary of our cash flows for the years ended December 31, 2021 and 2020 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Changes Between the Years Ended December 31, 2022 and 2021

	Year ended December 31,		Change
	2022	2021	Dollars	Percentage

	(in thousands)
Net cash provided by (used in) operating activities	$33,231	$(16,248)	$49,479	304.5%
Net cash used in investing activities	(53,246)	(64,456)	11,210	17.4%
Net cash used in financing activities	(58,451)	(2,542)	(55,909)	(2199.4)%
Subtotal	(78,466)	(83,246)
Effect of exchange rate changes on cash and cash equivalents	(13)	8	(21)	NM
Net decrease in cash and cash equivalents	$(78,479)	$(83,238)

Operating Activities. Net cash provided by operating activities was $33.2 million for the year ended December 31, 2022, compared to cash used in operating activities of $16.2 million for the year ended December 31, 2021. The $49.5 million increase is comprised of an increase of $135.2 million of net income combined with non-cash adjustments, partially offset by $85.7 million of increased working capital primarily due to the timing of collecting trade receivables connected with increased revenue.

Investing Activities. Net cash used in investing activities was $53.2 million for the year ended December 31, 2022, compared to $64.5 million for the year ended December 31, 2021. The $11.2 million decrease in net cash used in investing activities was due primarily to a $27.8 million decrease spent on acquisitions, net of cash received during the year ended December 31, 2022 compared to the year ended December 31, 2021, an $18.8 million increase in proceeds received from sales of property and equipment partially offset by a $31.9 million increase in purchases of property and equipment and a $4.4 million increase in investments.

Financing Activities. Net cash used in financing activities was $58.5 million for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021. The $55.9 million increase in cash used in financing activities was primarily due to a $22.0 million purchase of noncontrolling interests, a $19.0 million increase in repurchases of shares of Class A common stock during the year ended December 31, 2022 compared to the year ended December 31, 2021, the pay down of debt, net of borrowings of $6.0 million, dividend and distribution payments of $6.0 million and $2.1 million in debt issuance costs paid during the year ended December 31, 2022.

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

Our Sustainability-Linked Credit Facility also contains a sustainability adjustments feature that could result in up to a 0.05% increase or reduction to the effective interest rate pursuant to an Applicable Sustainability Margin Adjustment depending on Select LLC’s ability to meet certain sustainability targets and thresholds starting in 2022. For each calendar year, the “Applicable Sustainability Margin Adjustment” will equal the number of basis points (whether positive, negative or zero) equal to the sum of (i) the Applicable Water Stewardship Fee Adjustment plus (ii) Applicable Health and Safety Fee Adjustment (each as defined in the Sustainability-Linked Credit Facility.

The “Applicable Water Stewardship Fee Adjustment" is based on Select LLC’s ability to (i) remain above the Water Stewardship Threshold and (ii) reach the Water Stewardship Target, both metrics which are measured by the total number of barrels of recycled produced water recycled by SES Holdings and its Subsidiaries. The “Applicable Employee Health and Safety Fee Adjustment" is based on Select LLC’s ability to (i) remain above the Employee Health and Safety Threshold and (ii) reach the Employee Health and Safety Target, both metrics which are measured by the total recordable incident rates of employees with respect to SES Holdings and its Subsidiaries.

Refer to “Note 10—Debt” for further discussion of the Sustainability-Linked Credit Facility.

Tax Receivable Agreements

We intend to fund any obligation under the Tax Receivable Agreements with cash from operations or borrowings under our Sustainability-Linked Credit Facility. With respect to obligations under each of our Tax Receivable Agreements (except in cases where we elect to terminate the Tax Receivable Agreements early, the Tax Receivable Agreements are terminated early due to certain mergers or other changes of control or we have available cash but fail to make payments when due), generally we may elect to defer payments due under the Tax Receivable Agreements if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreements or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreements generally will accrue interest.

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

We have assessed the amount of any liability under the Tax Receivable Agreements required under the provisions of ASC 450 in connection with preparing the consolidated financial statements. We determined that there was no liability related to the Tax Receivable Agreements arising from the corporate reorganization and subsequent exchanges as of December 31, 2022 due to there not being any payments under the Tax Receivable Agreements that are probable under the provisions of ASC 450 within the foreseeable future. The Company would generally expect to recognize the liability under the Tax Receivable Agreements as probable in conjunction with the conclusion that deferred tax assets are more likely than not to be realized and, therefore, part or all of the valuation allowance on the deferred tax assets is released. We believe this correlation is appropriate given the relationship between the likelihood of realization of deferred tax assets and the probability of utilization of certain tax benefits that are subject to the Tax Receivable Agreements.

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

Goodwill and other intangible assets: The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired in a business combination. Our goodwill balance at both December 31, 2022 and 2021 was zero. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

When applicable, we conduct our annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. The Company’s reporting units are based on its organizational and reporting structure. In determining fair values for the reporting units, the Company relies primarily on the income, market and cost approaches for valuation. In the income approach, the Company discounts predicted future cash flows using a weighted-average cost of capital calculation based on publicly-traded peer companies. In the market approach, valuation multiples are developed from both publicly-traded peer companies as well as other company transactions. The cost approach considers replacement cost as the primary indicator of value.

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

Retentions: We assume risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and health insurance. Our exposure (i.e., the self-insured retention or deductible) per occurrence is $0.5 million for general liability, $0.25 million for workers’ compensation and employer’s liability, $0.25 million for auto liability and $0.3 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management reviews its estimates of reported and unreported claims and provides for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2022, we estimate the range of exposure to be from $15.3 million to $18.4 million and have recorded liabilities of $16.6 million, which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and auto liability. Additionally, as of December 31, 2022, accrued health insurance and accrued general liabilities were $7.2 million and $0.5 million, respectively.

Recent Accounting Pronouncement

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncement.

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

Interest Rate Risk

As of December 31, 2022, we had $16.0 million outstanding under our Sustainability-Linked Credit Facility. As of February 20, 2023, we had $50.0 million in outstanding indebtedness and $155.4 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.

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

As permitted by the SEC, we have excluded the business of Breakwater Energy Services, LLC. from our evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2022 due to the limited time available to complete their integration and evaluation. See “Note 3—Acquisitions” for additional information on this acquisition. The operations excluded from our evaluation represent approximately 11.9% of our total assets as of December 31, 2022, and 1.1% of our total revenues for the year ended December 31, 2022.

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2022 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We closed several business combinations during the year ended December 31, 2022, as described in “Note 3—Acquisitions” to our consolidated financial statements included in this Annual Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those operations will be completed during 2023 and we believe that we will be able to maintain sufficient controls over our financial reporting throughout this integration process.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 22, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Breakwater Energy Services, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 11.9 and 1.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Breakwater Energy Services, LLC was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Breakwater Energy Services, LLC.

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

February 22, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

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

†10.5

Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Select Energy Services, Inc.’s Registration Statement on Form S-8, dated February 23, 2022 (Registration No. 333-262939).

†10.6

Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors (incorporated by reference herein to Exhibit 99.2 to Select Energy Services, Inc.’s Registration Statement on Form S-8 dated February 23, 2022 (Registration No. 333-262939).

†10.7

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

10.12

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

†10.14

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.4 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed April 28, 2017 (Registration No. 333-217561)).

†10.15

Form of Stock Option Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.10 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

†10.16

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.13 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.17

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

†10.19

Form of Stock Option Agreement for John Schmitz under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.15 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.20

Form of Success Bonus Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.12 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 19, 2017 (File No. 001-38066)).

†10.21

Select Energy Services, Inc. Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 4.3 to Select Energy Services, Inc.’s Registration Statement on Form S-8, filed February 1, 2018 (Registration No. 333-222816)).

†10.22*	First Amendment to the Select Energy Services, Inc. Employee Stock Purchase Plan.

†10.23

Employment Agreement between Paul Pistono and Rockwater Energy Solutions, Inc., dated September 4, 2012 (incorporated by reference herein to Exhibit 10.20 to Select Energy Services Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.24

First Amendment to Employment Agreement between Paul Pistono, Rockwater Energy Solutions, LLC and Rockwater Energy Solutions Administrative Services, LLC, dated February 21, 2020 (incorporated by reference herein to Exhibit 10.22 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 001-38066)).

†10.25

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

†10.28*	Transition and Separation Agreement and General Release of Claims by and between Select Energy Services, LLC and Adam Law, dated October 21, 2022.

†10.29

Global Amendment to Performance Share Unit Grant Notices and Agreements (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed January 24, 2020 (File No. 001-38066)).

†10.30	Form of Letter Agreement (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 14, 2020 (File No. 001-38066)).

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

†10.33

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

†10.36

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
*101

The following materials from Select Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Select Energy Services, Inc.

Dated: February 22, 2023	/s/ JOHN D. SCHMITZ
John D. Schmitz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 22, 2023.

/s/ JOHN D. SCHMITZ	Chairman, President and Chief Executive Officer
John D. Schmitz	(Principal Executive Officer)

/s/ NICK L. SWYKA	Chief Financial Officer and Senior Vice President
Nick L. Swyka	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ ROBERT V. DELANEY	Director
Robert V. Delaney

/s/ TROY W. THACKER	Director
Troy W. Thacker

/s/ ROBIN FIELDER	Director
Robin Fielder

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ GAYLE BURLESON	Director
Gayle Burleson

/s/ LUIS FERNANDEZ-MORENO	Director
Luis Fernandez-Moreno

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Select Energy Services Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 20X2, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2023 expressed an unqualified opinion.

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

Customer relationships acquired with the Breakwater Energy Services, LLC acquisition

As described further in Note 3 and Note 9 to the consolidated financial statements, on November 1, 2022, the Company completed the acquisition of Breakwater Energy Services, LLC. The total purchase price consideration was $105.3 million, which allocated $35.6 million to customer relationships, which are separately identifiable, definite-lived, intangible assets. The determination of the fair value of the customer relationships requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses and the discount rate applied. Changes in these assumptions could materially affect the determination of the fair value of the customer relationships. We identified the acquisition date fair value assigned to the customer relationships as a critical audit matter.

The principal considerations for our determination that the acquired customer relationships are a critical audit matter is that management utilized significant judgment when estimating the fair value assigned to the customer relationships. In turn, auditing management’s judgments regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the estimated fair value assigned to acquired customer relationships included the following, among others.

•We tested the design and operating effectiveness of controls relating to the customer relationship valuation process including testing controls over management’s review of the valuation specialists’ calculations and the completeness and accuracy of the underlying data.

•We tested management’s process for valuing acquired customer relationships, including evaluating the reasonableness of the method and significant assumptions used in the calculations with the assistance of valuation specialists.

•We tested forecasted revenues and operating expenses and whether these forecasts were reasonable and consistent with historical performance and third-party market data.

•We tested the reasonableness of the discount rate applied to the present value of the estimated future cash flows model with the assistance of valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

February 22, 2023

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,322	$85,801
Accounts receivable trade, net of allowance for credit losses of $4,918 and $4,401, respectively	429,983	232,824
Accounts receivable, related parties	5,087	219
Inventories	41,164	44,456
Prepaid expenses and other current assets	34,380	31,486
Total current assets	517,936	394,786
Property and equipment	1,084,005	943,515
Accumulated depreciation	(584,451)	(551,727)
Total property and equipment, net	499,554	391,788
Right-of-use assets, net	47,662	47,732
Other intangible assets, net	138,800	108,472
Other long-term assets, net	18,901	7,414
Total assets	$1,222,853	$950,192
Liabilities and Equity
Current liabilities
Accounts payable	$61,539	$36,049
Accrued accounts payable	67,462	52,051
Accounts payable and accrued expenses, related parties	3,305	1,939
Accrued salaries and benefits	28,686	22,233
Accrued insurance	26,180	13,408
Sales tax payable	3,056	2,706
Accrued expenses and other current liabilities	23,292	19,544
Current operating lease liabilities	17,751	13,997
Current portion of finance lease obligations	19	113
Total current liabilities	231,290	162,040
Long-term operating lease liabilities	46,388	53,198
Long-term debt	16,000	—
Other long-term liabilities	45,447	39,780
Total liabilities	339,125	255,018
Commitments and contingencies (Note 11)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 109,389,528 shares issued and outstanding as of December 31, 2022; 350,000,000 shares authorized and 94,172,920 shares issued and outstanding as of December 31, 2021	1,094	942
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2022 and December 31, 2021	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,075,915	950,464
Accumulated deficit	(311,194)	(359,472)
Total stockholders’ equity	765,977	592,096
Noncontrolling interests	117,751	103,078
Total equity	883,728	695,174
Total liabilities and equity	$1,222,853	$950,192

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Water Services	$799,369	$394,075	$319,766
Water Infrastructure	270,412	154,789	125,356
Oilfield Chemicals	317,639	215,756	159,983
Total revenue	1,387,420	764,620	605,105
Costs of revenue
Water Services	644,097	346,730	291,734
Water Infrastructure	203,413	115,887	99,546
Oilfield Chemicals	265,648	191,115	143,550
Other	—	—	740
Depreciation and amortization	113,507	90,028	98,800
Total costs of revenue	1,226,665	743,760	634,370
Gross profit (loss)	160,755	20,860	(29,265)
Operating expenses
Selling, general and administrative	118,935	83,076	74,364
Depreciation and amortization	2,209	2,430	2,872
Impairment of goodwill and trademark	—	—	276,016
Impairment and abandonment of property and equipment	—	—	7,910
Lease abandonment costs	449	894	4,350
Total operating expenses	121,593	86,400	365,512
Income (loss) from operations	39,162	(65,540)	(394,777)
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	2,192	(2,068)	(2,815)
Interest expense, net	(2,700)	(1,711)	(2,136)
Foreign currency (loss) gain, net	(8)	2	39
Bargain purchase gain	13,352	18,985	—
Other	4,726	673	(3,519)
Income (loss) before income tax (expense) benefit	56,724	(49,659)	(403,208)
Income tax (expense) benefit	(957)	(147)	1,476
Equity in losses of unconsolidated entities	(913)	(279)	—
Net income (loss)	54,854	(50,085)	(401,732)
Less: net (income) loss attributable to noncontrolling interests	(6,576)	7,860	63,048
Net income (loss) attributable to Select Energy Services, Inc.	$48,278	$(42,225)	$(338,684)

Net income (loss) per share attributable to common stockholders (Note 17):
Class A—Basic	$0.51	$(0.48)	$(3.98)
Class B—Basic	$—	$—	$—

Net income (loss) per share attributable to common stockholders (Note 17):
Class A—Diluted	$0.50	$(0.48)	$(3.98)
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$54,854	$(50,085)	$(401,732)
Comprehensive income (loss)	54,854	(50,085)	(401,732)
Less: comprehensive (income) loss attributable to noncontrolling interests	(6,576)	7,860	63,048
Comprehensive income (loss) attributable to Select Energy Services, Inc.	$48,278	$(42,225)	$(338,684)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Retained
		Class A		Class B	Additional	Earnings	Total
		Common		Common	Paid-In	(Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity	Interests	Total
Balance as of December 31, 2019	87,893,525	$879	16,221,101	$162	$914,699	$21,437	$937,177	$175,635	$1,112,812
ESPP shares issued	15,132	—	—	—	83	—	83	(7)	76
Equity-based compensation	—	—	—	—	4,856	—	4,856	908	5,764
Issuance of restricted shares	1,477,488	15	—	—	2,407	—	2,422	(2,422)	—
Exercise of restricted stock units	625	—	—	—	1	—	1	(1)	—
Repurchase of common stock	(2,199,824)	(22)	—	—	(12,270)	—	(12,292)	1,416	(10,876)
Restricted shares forfeited	(374,299)	(4)	—	—	(544)	—	(548)	548	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(162)	(162)
NCI income tax adjustment	—	—	—	—	46	—	46	(46)	—
Net loss	—	—	—	—	—	(338,684)	(338,684)	(63,048)	(401,732)
Balance as of December 31, 2020	86,812,647	$868	16,221,101	$162	$909,278	$(317,247)	$593,061	$112,821	$705,882
ESPP shares issued	10,518	—	—	—	59	—	59	(1)	58
Equity-based compensation	—	—	—	—	8,036	—	8,036	1,433	9,469
Issuance of restricted shares	2,154,897	22	—	—	2,162	—	2,184	(2,182)	2
Other	738	—	—	—	5	—	5	—	5
Issuance of shares for acquisitions	5,713,968	57	—	—	32,598	—	32,655	(532)	32,123
Repurchase of common stock	(199,974)	(2)	—	—	(1,223)	—	(1,225)	19	(1,206)
Restricted shares forfeited	(319,874)	(3)	—	—	(332)	—	(335)	335	—
Distributions to noncontrolling interests, net	—	—	—	—	(140)	—	(140)	(934)	(1,074)
NCI income tax adjustment	—	—	—	—	21	—	21	(21)	—
Net loss	—	—	—	—	—	(42,225)	(42,225)	(7,860)	(50,085)
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	6,973	—	—	—	52	—	52	1	53
Equity-based compensation	—	—	—	—	13,395	—	13,395	2,175	15,570
Issuance of restricted shares	2,923,073	29	—	—	2,563	—	2,592	(2,592)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	15,247,832	152	—	—	135,538	—	135,690	5,269	140,959
Repurchase of common stock	(2,822,547)	(28)	—	—	(20,346)	—	(20,374)	(445)	(20,819)
Restricted shares forfeited	(208,723)	(2)	—	—	(184)	—	(186)	186	—
Distributions to noncontrolling interests	—	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,797	4,797
Purchase of noncontrolling interest	—	—	—	—	1,077	—	1,077	(389)	688
NCI income tax adjustment	—	—	—	—	53	—	53	(53)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,143)	—	(5,143)	(66)	(5,209)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(194)	—	(194)	1	(193)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	48,278	48,278	6,576	54,854
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$54,854	$(50,085)	$(401,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	115,716	92,458	101,672
(Gain) loss on disposal of property and equipment and divestitures	(2,192)	2,068	2,815
Equity in losses of unconsolidated entities	913	279	—
Bad debt expense (recovery)	2,023	(139)	6,373
Amortization of debt issuance costs	661	688	688
Inventory adjustments	(737)	239	852
Equity-based compensation	15,570	9,469	5,764
Impairment of goodwill and trademark	—	—	276,016
Impairment and abandonment of property and equipment	—	—	7,910
Bargain purchase gain	(13,352)	(18,985)	—
Unrealized loss (gain) on short-term investment	—	2,044	(1,799)
Other operating items, net	(1,989)	(1,795)	(407)
Changes in operating assets and liabilities
Accounts receivable	(162,257)	(80,127)	142,873
Prepaid expenses and other assets	1,264	(15,108)	14,886
Accounts payable and accrued liabilities	22,757	42,746	(50,101)
Net cash provided by (used in) operating activities	33,231	(16,248)	105,810
Cash flows from investing activities
Proceeds from sale of securities	—	730	—
Proceeds received from divestitures	1,700	—	197
Purchase of property and equipment	(71,884)	(39,994)	(21,239)
Investment in note receivable	—	(1,101)	(3,000)
Purchase of equity-method investments	(7,667)	(2,200)	—
Collection of note receivable	184	167	—
Distribution from cost method investment	60	180	200
Acquisitions, net of cash and restricted cash received	(6,959)	(34,740)	—
Proceeds received from sales of property and equipment	31,320	12,502	18,449
Net cash used in investing activities	(53,246)	(64,456)	(5,393)
Cash flows from financing activities
Borrowings from revolving line of credit	143,000	—	—
Payments on revolving line of credit	(127,000)	—	—
Payments on current and long-term debt	(22,075)	—	—
Payments of finance lease obligations	(112)	(320)	(264)
Payment of debt issuance costs	(2,144)	—	—
Dividends paid	(6,020)	—	—
Proceeds from share issuance	53	58	76
Purchase of noncontrolling interests	(22,000)	—	—
(Distributions to) contributions from noncontrolling interests	(1,943)	(1,074)	354
Repurchase of common stock	(20,210)	(1,206)	(10,876)
Net cash used in financing activities	(58,451)	(2,542)	(10,710)
Effect of exchange rate changes on cash	(13)	8	64
Net (decrease) increase in cash and cash equivalents	(78,479)	(83,238)	89,771
Cash and cash equivalents, beginning of period	85,801	169,039	79,268
Cash and cash equivalents, end of period	$7,322	$85,801	$169,039
Supplemental cash flow disclosure:
Cash paid for interest	$1,970	$1,488	$1,838
Cash refunds received for income taxes, net	$(452)	$(887)	$(174)
Supplemental disclosure of noncash operating activities:
Noncash settlement of accounts receivable	$—	$—	$1,578
Lease liabilities arising from obtaining right-of-use assets	$14,778	$8,665	$9,322
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$133,646	$32,123	$—
Conversion of notes receivable to equity-method investment	$4,442	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$17,789	$12,120	$5,733
Noncash proceeds received from sale of interest in a formerly consolidated joint venture	$—	$—	$367
Supplemental disclosure of noncash financing activities:
Accrued contributions from noncontrolling interests	$4,797	$—	$—
Issuance of shares for NCI acquisitions	$7,313	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Energy Services, Inc. (“we,” “Select Inc.,” “Select” or “the Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

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

Class A and Class B common stock:  As of December 31, 2022, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of December 31, 2022, the Company had three equity method investments and one cost-method investment. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of December 31,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2022	2021

				(in thousands)
20% minority interest	2011	Cost-method	Other long-term assets, net	$60	$120
Notes receivable (1)	2020	Amortized cost basis	Other long-term assets, net	—	4,446
21% minority interest (1)	2021	Equity-method	Other long-term assets, net	4,686	—
40% minority interest (2)	2021	Equity-method	Other long-term assets, net	4,985	1,779
48% minority interest (3)	2021	Equity-method	Other long-term assets, net	3,446	142
(1)	Investment in notes receivable converted to equity-method investment during the year ended December 31, 2022.
(2)	Ownership percentage increased during the year ended December 31, 2022 due to additional contributions. Minority interest was 33% as of December 31, 2021.
(3)	Ownership percentage increased during the year ended December 31, 2022 due to additional contributions. Minority interest was 45% as of December 31, 2021.

Dividends: On October 27, 2022, our board of directors declared a quarterly cash dividend of $0.05 per share of Class A common stock which was paid during the fourth quarter. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock of the Company, which was subject to the same payment and record dates. During the fourth quarter, the Company paid $5.2 million in dividends accounted for as a reduction to additional paid in capital and noncontrolling interests and $0.8 million of distributions accounted for as a reduction to noncontrolling interests. As of December 31, 2022, the Company had $0.2 million dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s reportable segments are Water Services, Water Infrastructure, and Oilfield Chemicals.

The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring water containment and water network automation, primarily serving exploration and production (“E&P”) companies. Additionally, this segment includes the operations of our accommodations and rentals business.

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

The change in the allowance for credit losses is as follows:

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$4,401	$9,157	$5,773
Increase to allowance based on a percentage of revenue	2,750	1,477	1,212
Adjustment based on aged receivable analysis	(801)	(1,444)	5,161
Charge-offs	(1,562)	(4,793)	(3,003)
Recoveries	130	4	14
Balance at end of year	$4,918	$4,401	$9,157

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10% of the Company’s consolidated revenues or receivables for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset as noted below:

Asset Classification	Useful Life (years)
Land	Indefinite
Buildings and leasehold improvements	30 or lease term
Vehicles and equipment	4 - 7 or lease term
Machinery and equipment	2 - 12
Pipelines	15
Computer equipment and software	3 - 4 or lease term
Office furniture and equipment	7
Gathering and disposal infrastructure	7 - 10

Depreciation expense related to the Company’s property and equipment, including amortization of property under finance leases, was $103.3 million, $81.6 million and $90.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Asset retirement obligations: The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging, site reclamation and similar activities associated with the Company’s saltwater disposal wells. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2022, and 2021.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Balance at beginning of year	$29,551	$999
Accretion expense, included in depreciation and amortization expense	1,115	208
Acquired AROs	15,879	30,672
Divested	(1,490)	(1,852)
Payments	(1,479)	(476)
Balance at end of year	$43,576	$29,551

Short-term ARO liability	4,065	4,888
Long-term ARO liability	39,511	24,663
Balance at end of year	$43,576	$29,551

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

Retentions: The Company assumes risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability and health insurance. The Company’s exposure (i.e., the self-insured retention or deductible) per occurrence is $0.5 million for general liability, $0.25 million for workers’ compensation and employer’s liability, $0.25 million for auto liability and $0.3 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. As of December 31, 2022, the Company estimated the range of exposure to be from $15.3 million to $18.4 million for worker’s compensation and auto liability claims and have recorded liabilities of $16.6 million, which represents management’s best estimate of probable loss related to these claims. Additionally, accrued health insurance and accrued general liabilities were $7.2 million and $0.5 million as of December 31, 2022, respectively. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

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

During the year ended December 31, 2020, due to worsening economic conditions, the Company suspended the match of its 401(k) Plan and the suspension continued into the first half of 2021. Effective July 1, 2021, the Company reinstated matching contributions of 50% of employee contributions, up to 4% of eligible earnings. Effective October 1, 2022, the Company reinstated matching contribution of 100% of employee contributions, up to 4% of eligible earnings. The Company’s costs related to the 401(k) Plan match were $3.1 million, $0.1 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

Payroll Tax Deferral: During the year ended December 31, 2020, the Company took advantage of the employer payroll tax deferral provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and deferred the payment of $6.0 million of payroll taxes. Half of the deferral was paid during the fourth quarter of 2021 with the balance paid during the fourth quarter of 2022.

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

The Company’s agreements with its customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance-, cancellation-, termination-, or refund-type provisions. Services based on price sheets with customers are generally performed under separately-issued “work orders” or “field tickets” as services are requested. Multiple service lines of the Company’s Water Services and Water Infrastructure segments are sometimes part of the same arrangement. In these instances, revenue for the applicable service lines are recognized concurrently when delivered. Additionally, asset rentals are recognized on a straight-line basis.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2022, 2021 and 2020. See “Note 15—Income Taxes” for further discussion.

Recent accounting pronouncement: In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023, but early adoption is permitted. The Company early adopted ASU 2021-08 prospectively during the year ended December 31, 2022. The adoption of ASU 2021-08 had no impact on the accompanying consolidated financial statements.

NOTE 3—ACQUISITIONS

Business combinations

The following table presents key information connected with our 2022 and 2021 acquisitions (dollars in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Acquisition related costs for Asset Acquisition	Contingent Consideration	Value of Shares Issued	Total Consideration	Segments
Asset Acquisition	December 2, 2022	—	$6,000	$100	$—	$—	$6,100	Water Infrastructure
Noncontrolling Interests in Big Spring Recycling System	December 2, 2022	910,612	22,000	—	—	7,313	29,313	Water Infrastructure
Breakwater	November 1, 2022	9,181,144	16,701	—	—	88,598	105,299	Water Services & Water Infrastructure
Cypress	November 1, 2022	952,753	—	—	—	9,194	9,194	Water Infrastructure
Nuverra	February 23, 2022	4,203,323	—	—	—	35,854	35,854	Water Services & Water Infrastructure
HB Rentals	December 3, 2021	1,211,375	2,610	—	—	7,135	9,745	Water Services
Agua Libre and Basic	October 1, 2021	902,593	16,394	—	—	4,684	21,078	Water Services & Water Infrastructure
UltRecovery	August 2, 2021	—	2,500	—	1,058	—	3,558	Oilfield Chemicals
Complete	July 9, 2021	3,600,000	14,356	—	—	20,304	34,660	Water Services & Water Infrastructure
Total		20,961,800	$80,561	$100	$1,058	$173,082	$254,801

Breakwater Acquisition

On November 1, 2022, the Company completed the acquisition of Breakwater Energy Services, LLC. (“Breakwater”) in a stock-for-stock transaction for total consideration of $105.3 million based on the closing price of the

Company’s shares of Class A common stock on October 31, 2022 (the “Breakwater Acquisition”). The consideration transferred consisted of 9,181,144 shares of Class A common stock, $10.5 million of debt that was paid off at closing as part of consideration exchanged, $3.8 million in change-of-control payments and $2.4 million in seller transaction costs. The acquisition strengthened Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Permian region.

The Breakwater Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2022. The business combination accounting is preliminary due to the continuing efforts to validate the working capital acquired, the existence and condition of the property and equipment acquired as well as the value assigned to the intangible assets. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. For the year ended December 31, 2022, the Company expensed $2.9 million of transaction-related costs which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred
Class A common stock (9,181,144 shares)	$88,598
Cash paid	16,701
Total consideration transferred	105,299
Less: identifiable assets acquired and liabilities assumed
Working capital	22,633
Property and equipment	78,912
Right-of-use assets	180
Customer relationships	35,558
Other long-term assets	120
Long-term debt	(1,979)
Long-term lease liabilities	(125)
Noncontrolling interest	(30,000)
Total identifiable net assets acquired	105,299
Fair value allocated to net assets acquired	$105,299

Big Spring Recycling System Noncontrolling Interests

In connection with Select’s acquisition of Breakwater on November 1, 2022, Select acquired all noncontrolling interests in the Big Spring Recycling System (“BSRS”) on December 2, 2022. BSRS includes significant pipeline, storage, recycling and disposal infrastructure assets in the Midland Basin. The consideration paid included $7.3 million based on the closing price of the Company’s shares of Class A common stock on December 1, 2022, and $22.0 million in cash for total consideration of $29.3 million. The consideration transferred included 910,612 shares of Class A common stock. This equity transaction enabled Select to simplify the BSRS operations and decision-making processes and provided potential revenue and cost synergies. This transaction was accounted for primarily as a reduction of noncontrolling interests.

Asset Acquisition

On December 2, 2022, Select acquired certain assets and revenue-producing contracts in the Midland Basin from an entity for $6.1 million inclusive of $0.1 million of acquisition-related costs. The asset acquisition allocation was

$3.9 million in property and equipment and $2.2 million in customer relationships. Many of the assets acquired are adjacent to the BSRS, with connectivity into the BSRS providing future revenue and cost synergies.

Cypress Acquisition

On November 1, 2022, the Company completed the acquisition of certain saltwater disposal assets from Cypress Environmental Solutions, LLC (“Cypress”) for total consideration of $9.2 million based on the closing price of the Company’s shares of Class A common stock on October 31, 2022 (the “Cypress Acquisition”). The consideration transferred consisted of 952,753 shares of Class A common stock. The acquired Cypress operations consist of eight saltwater disposal facilities with daily permitted capacity of 85,000 barrels per day across North Dakota. The acquisition strengthened Select’s geographic footprint with a portfolio of strategic wastewater disposal facilities in the Bakken region, with the majority of Cypress’s volumes being delivered through high volume contracted gathering pipeline infrastructure.

The Cypress Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. For the year ended December 31, 2022, the Company expensed $0.5 million of transaction-related costs which are included in selling, general and administrative within the consolidated statement of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred
Class A common stock (952,753 shares)	$9,194
Total consideration transferred	9,194
Less: identifiable assets acquired and liabilities assumed
Working capital	(42)
Property and equipment	8,192
Customer relationships	3,894
Long-term ARO	(2,850)
Total identifiable net assets acquired	9,194
Fair value allocated to net assets acquired	$9,194

Nuverra Acquisition

On February 23, 2022, the Company completed the acquisition of Nuverra Environmental Solutions, Inc. (“Nuverra”) for total consideration of $35.9 million based on the closing price of the Company’s shares of Class A common stock on February 23, 2022 (the “Nuverra Acquisition”). The consideration transferred consisted of 4,203,323 shares of Class A common stock. The acquisition strengthened Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Bakken, Haynesville and Northeast, while continuing to expand Select’s production-related revenues. Select also acquired a 60-mile underground twin pipeline network in the Haynesville Shale in Texas and Louisiana. This pipeline network is used for the collection of produced water for transport to interconnected disposal wells and the delivery or re-delivery of water from water sources to operator locations for use in well completion activities. Additionally, Nuverra operates a landfill facility in North Dakota located on a 50-acre site. The facility provides a unique opportunity for Select to expand its logistics capabilities into a new service offering. The acquisition resulted in a bargain purchase gain, as Nuverra was experiencing financial distress and actively evaluating strategic alternatives leading up to the transaction.

The Nuverra Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have been finalized as of December 31, 2022. The Nuverra debt, including accrued interest, totaled $18.8 million, and was repaid during the year ended December 31, 2022, after the acquisition was completed. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $4.1 million and $1.0 million of transaction-related costs related to this acquisition during the year ended December 31, 2022, and during the year ended December 31, 2021, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The Company assumed $1.6 million of severance liabilities in connection with the Nuverra acquisition and less than $0.1 million is included in accrued salaries and benefits as December 31, 2022.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	Amount
Consideration transferred
Class A common stock (4,203,323 shares)	$35,854
Total consideration transferred	35,854
Less: identifiable assets acquired and liabilities assumed
Working capital	6,893
Property and equipment	65,780
Right-of-use assets	2,931
Other long-term assets	100
Long-term debt	(18,780)
Long-term ARO	(12,980)
Other long-term liabilities	(1,439)
Total identifiable net assets acquired	42,505
Bargain Purchase Gain	(6,651)
Fair value allocated to net assets acquired, net of bargain purchase gain	$35,854

HB Rentals Acquisition

On December 3, 2021, the Company, through its subsidiary Peak Oilfield Services, LLC, completed the acquisition of certain assets of H.B. Rentals, L.C. (“HB Rentals”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for total initial consideration of $8.7 million based on the closing price of the Company’s shares of Class A common stock on December 2, 2021 (the “HB Rentals Acquisition”). The consideration transferred consisted of 1,211,375 shares of Class A common stock and $1.5 million in cash. The Company paid $1.1 million on April 1, 2022, representing the final working capital settlement. The Company acquired the U.S. onshore assets of HB Rentals, including working capital. This acquisition strengthened the Company’s accommodations and rentals footprint in the Permian, Haynesville, MidCon, Northeast and Rockies regions and added revenue-producing fixed assets, including a significant number of skid houses and trailer houses. The acquisition resulted in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The HB Rentals Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of June 30, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Services segment. The Company incurred $0.1 million and less than $0.1 million of transaction-related costs related to this acquisition during the year ended December 31, 2022, and during the year ended December 31, 2021, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2021	Current Year Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (1,211,375 shares)	$7,135	$—	$7,135
Cash paid	1,526	—	1,526
Final working capital settlement	—	1,084	1,084
Total consideration transferred	8,661	1,084	9,745
Less: identifiable assets acquired and liabilities assumed
Working capital	29	880	909
Property and equipment	14,091	929	15,020
Right-of-use assets	1,316	—	1,316
Long-term lease liabilities	(835)	—	(835)
Total identifiable net assets acquired	14,601	1,809	16,410
Bargain Purchase Gain	(5,940)	(725)	(6,665)
Fair value allocated to net assets acquired, net of bargain purchase gain	$8,661	$1,084	$9,745

Agua Libre Midstream and water-related assets from Basic Energy Services Acquisition

On October 1, 2021, the Company completed the acquisition of certain assets of Agua Libre Midstream, LLC (“Agua Libre”) and other water-related assets, operations and assumed liabilities from Basic Energy Services, Inc. (“Basic”) for total initial consideration of $21.1 million based on the closing price of the Company’s shares of Class A common stock on September 30, 2021 (the “Agua Libre and Basic Acquisition”). The consideration transferred consisted of 902,593 shares of Class A common stock and $16.4 million in cash. The Company acquired substantially all of the water-related assets and ongoing operations of Agua Libre and Basic, including working capital. With this acquisition, the Company acquired a solid production services footprint in Texas, New Mexico, Oklahoma and North Dakota, as well as more than 550,000 barrels per day of permitted disposal capacity. The acquisition resulted in a bargain purchase gain as the seller was distressed and decided to divest its assets and operations to multiple buyers as operations were wound down and the business was shuttered.

The Agua Libre and Basic Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of September 30, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.7 million and $2.2 million of transaction-related costs related to this acquisition during the year ended December 31, 2022, and during the year ended December 31, 2021, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2021	Current Year Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (902,593 shares)	$4,684	$—	$4,684
Cash paid	16,394	—	16,394
Total consideration transferred	21,078	—	21,078
Less: identifiable assets acquired and liabilities assumed
Working capital	(506)	37	(469)
Property and equipment	41,000	6,330	47,330
Right-of-use assets	309	—	309
Long-term ARO	(15,810)	—	(15,810)
Long-term lease liabilities	(281)	10	(271)
Total identifiable net assets acquired	24,712	6,377	31,089
Bargain Purchase Gain	(3,634)	(6,377)	(10,011)
Fair value allocated to net assets acquired, net of bargain purchase gain	$21,078	$—	$21,078

UltRecovery Acquisition

On August 2, 2021, the Company acquired substantially all of the assets of UltRecovery Corporation (“UltRecovery”), a provider of sustainable production enhancement applications focused on existing conventional and unconventional oil and gas wells (the “UltRecovery Acquisition”). The Company paid consideration of $2.5 million at closing, and the selling shareholders may earn contingent consideration in the form of an earn-out. The maximum earn-out is $1.6 million, dependent on revenue generated in the first and second 12-month periods following the acquisition, beginning on October 1, 2021. The estimated liability of the earn-out was zero and $1.1 million as of the years ended December 31, 2022 and December 31, 2021, respectively and was recorded in other long-term liabilities on the December 31, 2021 consolidated balance sheet. This acquisition expanded our chemical solution offerings through a patented platform of sustainable novel biotechnologies designed to uplift production decline curves and increase recoverable reserves.

The UltRecovery Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the inventory, property and equipment and intellectual property acquired were finalized as of December 31, 2021. The assets acquired are included in the Company’s Oilfield Chemicals segment.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired as of the date of acquisition:

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

Complete Energy Services Acquisition

On July 9, 2021, the Company completed the acquisition (the “Complete Acquisition”) of Complete Energy Services, Inc. (“Complete”), an operating subsidiary of Superior Energy Services, Inc. (“Superior”) for initial consideration of $34.5 million based on the closing price of the Company’s shares of Class A common stock on July 9, 2021. The consideration transferred consisted of 3.6 million shares of Class A common stock and $14.2 million in cash. In October 2021, the Company paid $0.2 million related to the settlement of the working capital which resulted in a final purchase price of $34.7 million. The Company acquired substantially all of the water-related assets, liabilities and ongoing operations of Complete as well as Superior’s well testing operations, including working capital. Superior retained certain non-core and non-water-related assets that were part of Complete as part of the transaction. This acquisition expanded the Company’s water-related services and infrastructure footprint and strengthened the geographic footprint, particularly in the Mid-Continent, Permian and Rockies. The acquisition resulted in a bargain purchase gain in part due to the seller recently emerging from bankruptcy and deciding to divest domestic assets and operations and focus on international operations.

The Complete Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company also engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of June 30, 2022. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.4 million and $1.2 million of transaction-related costs related to this acquisition during the year ended December 31, 2022, and during the year ended December 31, 2021, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2021	Current Year Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (3,600,000 shares)	$20,304	$—	$20,304
Cash paid	14,356	—	14,356
Total consideration transferred	34,660	—	34,660
Less: identifiable assets acquired and liabilities assumed
Working capital	15,783	(200)	15,583
Property and equipment	36,761	(201)	36,560
Right-of-use assets	3,331	—	3,331
Other long-term assets	24	—	24
Long-term ARO	(9,800)	—	(9,800)
Long-term lease liabilities	(2,028)	—	(2,028)
Total identifiable net assets acquired	44,071	(401)	43,670
Bargain Purchase Gain	(9,411)	401	(9,010)
Fair value allocated to net assets acquired, net of bargain purchase gain	$34,660	$—	$34,660

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

A summary of impairments to goodwill and trademark for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)

Impairment of goodwill and trademark
Water Services	$—	$—	$186,468
Water Infrastructure	—	—	80,466
Oilfield Chemicals	—	—	9,082
Total impairment of goodwill and trademark	$—	$—	$276,016

For a discussion of the impairments to goodwill and trademark, See “Note 9—Goodwill and Other Intangible Assets.”

A summary of impairments to and abandonment of property and equipment for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)

Impairment and abandonment of property and equipment
Water Services	$—	$—	$3,894
Water Infrastructure	—	—	4,016
Total impairment and abandonment of property and equipment	$—	$—	$7,910

For the year ended December 31, 2020, impairment and abandonment costs of $7.9 million were comprised of leasehold improvements related to abandoned facilities, abandonment of certain saltwater and freshwater wells and obsolete machinery and equipment.

A summary of severance, yard closure, and lease abandonment costs for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)

Severance
Costs of revenue - Water services	$—	$—	$2,929
Costs of revenue - Water infrastructure	—	—	452
Costs of revenue - Oilfield chemicals	—	—	626
Selling, general and administrative	—	3,225	3,161
Total severance expense	$—	$3,225	$7,168

Yard closure costs
Water Services	$—	$—	$2,645
Oilfield Chemicals	—	—	316
Total yard closure costs	$—	$—	$2,961

Lease abandonment costs
Water Services	$414	$888	$4,321
Water Infrastructure	(42)	1	51
Oilfield Chemicals	60	—	42
Other	17	5	(64)
Total lease abandonment costs	$449	$894	$4,350

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

The following factors are applicable to all three of the Company’s segments for the years 2022, 2021 and 2020, respectively:

●	The vast majority of customer agreements are short-term, lasting less than one year.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the services rendered and products delivered to date.
●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.
●	Taxes assessed by government authorities included on customer invoices are excluded from revenue.

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of December 31, 2022, the Company had sixteen contracts in place for these segments lasting over one year. As of December 31, 2022, the Company had no contract assets or contract liabilities. As of December 31, 2021, the Company had an $8.2 million contract liability recognized in other long-term liabilities in the accompanying consolidated balance sheets that was earned as revenue during 2022.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2022, there were no material rental agreements in effect lasting more than one year. During 2022, 2021 and 2020, approximately $75.9 million, $31.4 million and $28.4 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect.

Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial, and there were no material in-process customer agreements for this segment as of December 31, 2022 lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Geographic Region
Permian Basin	$646,225	$371,067	$278,439
Rockies	155,854	78,189	37,517
Eagle Ford	152,467	99,656	69,440
Marcellus/Utica	140,859	62,508	54,473
Mid-Continent	119,753	64,912	56,687
Haynesville/E. Texas	103,056	74,797	73,116
Bakken	78,794	19,077	38,986
Eliminations and other regions	(9,588)	(5,586)	(3,553)
Total	$1,387,420	$764,620	$605,105

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 69%, 69% and 62% of segment revenue for 2022, 2021 and 2020, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Bakken and Haynesville/E. Texas, which collectively comprised 86%, 84% and 90% of segment revenue for 2022, 2021 and 2020, respectively. In the Oilfield Chemicals segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 77%, 65% and 60% of segment revenue for 2022, 2021 and 2020, respectively.

NOTE 6—LEASES

As of December 31, 2022, the Company was the lessee for 436 operating leases with durations greater than a year, 13 subleases, five finance leases, and is the lessor for two owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term. The Company acquired leases in connection with the acquisitions of Nuverra, Breakwater and Cypress which are reflected on the balance sheet as of December 31, 2022.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) vehicles and equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Due to the volatility of the price of a barrel of oil and the short-term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments as of December 31, 2022 do not reflect all of the Company’s short-term lease commitments.

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

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $1.3 million, $1.3 million and $1.1 million during the years ended December 31, 2022, 2021 and 2020, respectively. Property tax expense of $0.8 million for each of the years ended December 31, 2022, 2021 and 2020 is included in variable lease costs, but excluded from the lease expense referenced in the table below.

The lease disclosures in this “Note 6—Leases” exclude revenue governed by the lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See “Note 5—Revenue” for a comprehensive discussion on revenue recognition.

The financial impact of leases is listed in the tables below:

Balance Sheet	Classification	December 31, 2022	December 31, 2021

		(in thousands)
Assets
Right-of-use assets(1)	Long-term right-of-use assets	$47,662	$47,732
Finance lease assets	Property and equipment	23	134
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$17,751	$13,997
Operating lease liabilities ― LT	Long-term operating lease liabilities	46,388	53,198
Finance lease liabilities ― ST	Current portion of finance lease obligations	19	113
Finance lease liabilities ― LT	Other long-term liabilities	5	24

(1)	Right-of-use asset impairment of $0.1 million, $0 and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, is recorded within lease abandonment costs in the accompanying consolidated statements of operations.

		Year ended December 31,
Statements of Operations and Cash Flows	Classification	2022	2021	2020

		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and Selling, general and administrative	$13,975	$13,762	$19,968
Lease abandonment costs	Lease abandonment costs	449	894	4,350

Short-term agreements:	Cost of revenue	$96,182	$54,301	$44,062

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$110	$230	$314
Interest on lease liabilities	Interest expense, net	2	10	14

Lessor income:
Sublease income	Cost of sales and lease abandonment costs	$1,514	$1,080	$1,463
Lessor income	Cost of sales	317	335	350

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$21,437	$19,004	$22,385
Cash paid for finance leases lease interest	Operating cash flows	2	10	14
Cash paid for finance leases	Financing cash flows	112	320	264

Lease Term and Discount Rate	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	4.9	5.9
Finance leases	1.2	1.0
Weighted-average discount rate
Operating leases	4.3%	4.6%
Finance leases	4.0%	3.4%

The Company has the following operating and finance lease commitments as of December 31, 2022:

Period	Operating Leases(1)	Finance Leases	Total

	(in thousands)
2023	$24,622	$20	$24,642
2024	15,095	5	15,100
2025	11,962	—	11,962
2026	10,030	—	10,030
2027	5,706	—	5,706
Thereafter	8,782	—	8,782
Total minimum lease payments	$76,197	$25	$76,222

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Short-term leases excluded from balance sheet	4,556	—	4,556
Imputed interest	7,502	1	7,503
Total reconciling items	12,058	1	12,059
Total liabilities per balance sheet	$64,139	$24	$64,163

(1)	The table above excludes sublease and lessor income of $1.4 million during 2023, $1.0 million during 2024, $0.9 million during 2025, $0.7 million during 2026 and $0.1 million during 2027.

NOTE 7—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2022	2021

	(in thousands)
Raw materials	$20,518	$20,396
Finished goods	20,646	24,060
Total	$41,164	$44,456

During the year ended December 31, 2022, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.7 million. During the year ended December 31, 2021, the Company recorded charges to the reserve for excess and obsolete inventory of $0.2 million. Both credits and charges to the reserve for excess and obsolete inventory were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.1 million and $3.9 million as of the years ended December 31, 2022 and December 31, 2021, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021

	(in thousands)
Machinery and equipment	$675,505	$626,633
Buildings and leasehold improvements	145,223	108,177
Pipelines	72,829	72,829
Gathering and disposal infrastructure	87,568	63,228
Vehicles and equipment	27,850	28,502
Land	24,159	16,873
Computer equipment and software	6,765	5,395
Office furniture and equipment	1,183	764
Machinery and equipment - finance lease	519	544
Vehicles and equipment - finance lease	58	324
Computer equipment and software - finance lease	56	412
Construction in progress	42,290	19,834
	1,084,005	943,515
Less accumulated depreciation(1)	(584,451)	(551,727)
Total property and equipment, net	$499,554	$391,788

(1)	Includes $0.6 million and $1.1 million of accumulated depreciation related to finance leases as of December 31, 2022 and December 31, 2021, respectively.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 9—Goodwill and Other Intangible Assets” is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Category
Depreciation expense from property and equipment	$103,141	$81,381	$89,848
Amortization expense from finance leases	110	230	314
Amortization expense from intangible assets	11,350	10,639	11,661
Accretion expense from asset retirement obligations	1,115	208	(151)
Total depreciation and amortization	$115,716	$92,458	$101,672

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See “Note 4—Impairments and Other Costs” for impairment and abandonment of property and equipment during the years ended December 31, 2022, 2021 and 2020.

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

The changes in the carrying amounts of goodwill by reportable segment for the year ended December 31, 2022, 2021 and 2020 is as follows:

	Water	Water
	Services	Infrastructure	Total

(in thousands)
Balance as of December 31, 2019	$186,468	$80,466	$266,934
2020 Impairment	(186,468)	(80,466)	(266,934)
Balance as of December 31, 2020	—	—	—
2021 Activity	—	—	—
Balance as of December 31, 2021	—	—	—
2022 Activity	—	—	—
Balance as of December 31, 2022	$—	$—	$—

The components of other intangible assets as of December 31, 2022 and 2021 are as follows:

	As of December 31, 2022			As of December 31, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$158,232	$(48,123)	$110,109	$116,554	$(38,371)	$78,183
Patents and other intellectual property	12,772	(5,701)	7,071	12,772	(4,313)	8,459
Other	2,803	(2,574)	229	2,803	(2,364)	439
Total definite-lived	173,807	(56,398)	117,409	132,129	(45,048)	87,081
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	7,031
Trademarks	14,360	—	14,360	14,360	—	14,360
Total indefinite-lived	21,391	—	21,391	21,391	—	21,391

Total other intangible assets, net	$195,198	$(56,398)	$138,800	$153,520	$(45,048)	$108,472

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

During the year ended December 31, 2022, the Company added $41.7 million in customer relationships in connection with the Breakwater, Cypress and asset acquisition adjacent to the BSRS facility. During the year ended December 31, 2021, the Company added $3.0 million in patents and other intellectual property in connection with the UltRecovery acquisition (See “Note 3—Acquisitions”). The weighted-average amortization period for customer relationships, patents and other intellectual property and other definite-lived intangible assets as of December 31, 2022 was 9.9 years, 5.5 years and 1.7 years, respectively.

The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years.

Amortization expense of $11.4 million, $10.6 million and $11.7 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2023	$13,913
2024	13,990
2025	13,827
2026	13,739
2027	13,270
Thereafter	48,670
Total	$117,409

NOTE 10—DEBT

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

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either the (a) one- or three-month Term SOFR (as defined in the Sustainability-Linked Credit Facility) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Sustainability-Linked Credit Facility will bear interest at 2.00% plus the otherwise applicable interest rate. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Restatement Date.

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

The Prior Credit Agreement was a $300.0 million senior secured revolving credit facility that also had a sublimit of $40.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. The Prior Credit Agreement permitted extensions of credit up to the lesser of $300.0 million and a borrowing base that was calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent. Borrowings under the Prior Credit Agreement bore interest at either the (a) one-, two-, three- or six-month LIBOR (“Eurocurrency Rate”) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) the one-month Eurocurrency Rate plus 1% and (iii) the Administrative Agent’s prime rate (the “Prior Base Rate”) in each case plus an applicable margin. The applicable margin for Eurocurrency Rate loans ranged from 1.50% to 2.00% and the applicable margin for Prior Base Rate loans ranged from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Prior Credit Agreement. The Prior Credit Agreement was set to mature at the earlier of (a) November 1, 2022, and (b) the earlier termination in whole of the Commitment pursuant to Section 2.1(b) of Article VII of the Prior Credit Agreement.

The Company had $16.0 million outstanding under the Sustainability-Linked Credit Facility as of December 31, 2022 and no borrowings outstanding under the Prior Credit Agreement as of December 31, 2021. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of December 31, 2022 was 8.25%. As of December 31, 2022 and December 31, 2021, the borrowing base under the Sustainability-Linked Credit Facility and Prior Credit Agreement was $245.0 million and $132.7 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Credit Agreement was reduced by outstanding letters of credit of $22.9 million and $15.6 million as of December 31, 2022 and December 31, 2021, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $206.1 million as of December 31, 2022.

The principal maturities of debt outstanding on December 31, 2022 were as follows:

Year Ending December 31,	Debt Maturities
(in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	16,000
Total	$16,000

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2022 and December 31, 2021, were $2.1 million and $0.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company was in compliance with all debt covenants as of December 31, 2022.

.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.9 million shares available to be issued as of December 31, 2022. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

On February 23, 2022, the Company assumed the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”), and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors (the “2018 Plan” and, together with the 2017 Plan, the “Assumed Plans”) and certain equity awards outstanding under the Assumed Plans in connection with the Nuverra Acquisition. Under the 2017 Plan, the Company may grant to certain eligible participants who were employees, directors or other service providers of Nuverra prior to the Nuverra Acquisition options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards, performance awards, or any combination of the foregoing, with respect to up to 1,772,058 shares of Nuverra common stock. Under the 2018 Plan, the Company may grant to certain eligible participants who were directors of Nuverra prior to the Nuverra Acquisition restricted stock awards with respect to up to 100,000 shares of Nuverra common stock. The shares remaining available for issuance under the Assumed Plans were converted into shares of the Company’s Class A common stock at a conversion rate of one Nuverra share to 0.2551 shares of the Company’s Class A common stock such that at the time of the Nuverra Acquisition an aggregate of 131,110 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2017 Plan and an aggregate of 24,984 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2018 Plan. No awards have been granted under these legacy Nuverra Assumed Plans.

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of December 31, 2022, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Stock Option Awards

The Company has outstanding stock option awards as of December 31, 2022 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporated assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2022 is as follows:

	For the year ended December 31, 2022
				Weighted-average
		Weighted-average	Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	2,074,216	$9.82	$16.89	4.4	$—
Exercised	(70,000)	10.82	8.70		95
Forfeited	(9,411)	7.61	20.00
Expired	(327,933)	8.27	17.49
Ending balance, outstanding	1,666,872	$10.10	$17.10	4.2	$353
Ending balance, exercisable	1,666,872	$—	$17.10	4.2	$353
Nonvested as of December 31, 2022	—	N/A	$—
(a)	Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $9.24 and $6.23 as of December 31, 2022 and 2021, respectively.

The Company recognized $0, a nominal amount of compensation expense, and $0.2 million of compensation expense related to stock options during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards and Restricted Stock Units

The value of the restricted stock awards and restricted stock units granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $14.3 million, $7.9 million and $7.2 million related to the restricted stock awards and restricted stock units for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $19.1 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards. During 2022 and 2021, the Company paid $4.4 million and $1.2 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligations on vested shares. No restricted stock units have been granted since 2017.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2022 is as follows:

	For the year ended December 31, 2022
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2021	3,144,513	$6.35
Granted	2,923,073	8.21
Vested	(1,621,148)	6.97
Forfeited	(208,723)	7.12
Nonvested as of December 31, 2022	4,237,715	$7.36

Performance Share Units (“PSUs”)

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

During 2021, the Company also approved grants of PSUs subject to both performance-based and service-based vesting conditions based on adjusted earnings before taxes and depreciation (“Adjusted EBITDA”) (as defined in the applicable PSU agreement). The target PSUs granted in 2021 connected with Adjusted EBITDA would vest at 100% only if the minimum Adjusted EBITDA threshold was met. None of the Adjusted EBITDA-based PSUs granted in 2021 achieved the performance-based vesting conditions and all such awards were forfeited for zero consideration.

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

The fair value on the date the PSUs were granted during 2022, 2021 and 2020 was $5.0 million, $4.4 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. During the year ended December 31, 2022, the Company revised the estimates for the PSUs granted in 2020 and expect 0% to vest. The Company recognized compensation expense of $1.3 million, $1.6 million, and a reduction to compensation expense of $1.7 million related to the PSUs for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the unrecognized compensation cost related to our unvested PSUs is estimated to be $4.6 million and is expected to be recognized over a weighted-average period of 1.7 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of December 31, 2022:

PSUs
Nonvested as of December 31, 2021	2,205,604
Target shares granted	665,992
Target shares forfeited (1)	(1,010,862)
Target shares outstanding as of December 31, 2022	1,860,734

(1) All PSUs granted in 2019 and all PSUs granted in 2021 tied to Adjusted EBITDA did not achieve the respective performance targets and were forfeited.

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A common stock at a discount. The plan provides for four offering periods per year for purchases: December 1 through February 28, March 1 through May 31, June 1 through August 31 and September 1 through November 30. At the end of each offering period, enrolled employees purchase shares of Class A common stock at a price equal to 95% of the market value of the stock on the last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to contribute a maximum of $15,000 to the plan in a single calendar year. The plan is deemed to be noncompensatory. On November 3, 2022, our board of directors approved an amendment to the ESPP, which suspended all offerings on or after December 1, 2022. Our board of directors reserves the right to recommence offerings pursuant to its discretion and the terms of the ESPP.

The following table summarizes ESPP activity (in thousands, except shares):

For the year ended
December 31, 2022
Cash received for shares issued	$53
Shares issued	6,973

Share-repurchases

During the years ended December 31, 2022 and 2021, the Company repurchased 2,297,985 and zero shares, respectively, of Class A common stock in the open market and repurchased 524,562 and 199,974 shares, respectively, of Class A common stock in connection with employee minimum tax withholding requirements for units vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2022, the repurchases were accounted for as a decrease to paid in-capital of $20.3 million and a decrease to Class A common stock of approximately $28,000.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2022, 2021 and 2020.

Assets and liabilities measured at fair value on a recurring and non-recurring basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination or asset acquisition and measurements of goodwill and intangible impairment. As there is no corroborating market activity to support the assumptions used, the Company has designated these measurements as Level 3.

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

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2022, 2021 and 2020.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2022, 2021 and 2020.

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Impairment

			(in thousands)
Year Ended December 31, 2022
Investments	Recurring	March 31	$35	$—	$—	$35	$—
Investments	Recurring	June 30	35	—	—	35	—
Year Ended December 31, 2021
Investments	Recurring	March 31	$1,546	$—	$—	$1,546	$—
Investments	Recurring	June 30	2,208	—	—	2,208	—
Investments	Recurring	September 30	1,717	—	—	1,717	—
Investments	Recurring	December 31	75	—	—	75	—
Year Ended December 31, 2020
Goodwill	Non-recurring	March 31	$—	$—	$—	$266,934	$266,934
Trademark	Non-recurring	March 31	—	—	14,360	23,442	9,082
Property and equipment	Non-recurring	March 31	—	—	176	3,360	3,184
Property and equipment	Non-recurring	June 30	—	—	—	4,726	4,726
Investments	Recurring	September 30	—	1,768	—	1,768	—
Investments	Recurring	December 31	3,377	—	—	3,377	—

(1)	Amount represents carrying value at the date of assessment.

Nonmonetary transaction: During the year ended December 31, 2020, the Company had a nonmonetary exchange with a customer whereby the customer settled a $1.6 million accounts receivable balance using its restricted common stock, warrants and other privately traded securities. The Company elected the fair value option to account for the securities using a Level-2 calculation during the third quarter of 2020 with the value of the restricted stock and warrants derived from quoted active market pricing of unrestricted, publicly-traded, common stock and warrants and the value of the other privately traded securities was derived from a correlation with observable market data. The Company chose the fair value option to account for the securities because it represents the period-end value of the securities, which the Company has the ability to sell. The registration statement registering the resale of the restricted common stock, warrants and other privately traded securities received became effective in the fourth quarter of 2020. Accordingly, the

Company used a Level-1 calculation during the fourth quarter of 2020 and throughout 2021 and 2022 with the value of the securities derived from quoted market pricing of unrestricted, publicly-traded securities.

The Company sold most of these securities during 2021 for $2.3 million, and recorded a $1.0 million realized gain during the year ended December 31, 2021 recognized within other income (expense), net on the accompanying consolidated statements of operations. The Company recorded a $2.0 million unrealized loss and $1.8 million unrealized gain on the securities during the years ended December 31, 2021 and 2020, respectively, based on the value of the securities as of the end of each reporting period within those respective years, recognized within other income (expense), net on the accompanying consolidated statements of operations. The remaining securities expired during the third quarter of 2022 resulting in a realized loss of $0.1 million recognized within other income (expense), net on the accompanying consolidated statements of operations.

Other fair value considerations

See “Note 4—Impairments and Other Costs” for a discussion of impairment reflected above incurred during the year ended December 31, 2020. Also, see “Note 3—Acquisitions” for a discussion of the fair value incorporated into the purchase price allocation for acquisitions occurring during the years ended December 31, 2022 and 2021.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of December 31, 2022 and 2021 due to the short-term nature of these instruments. The carrying value of debt as of December 31, 2022 approximates fair value due to variable market rates of interest. The Company had no outstanding debt as of December 31, 2021. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the year ended December 31, 2022, sales to related parties were $2.1 million and purchases from related-party vendors were $12.4 million. These purchases consisted of $10.2 million relating to the rental of certain equipment or other services used in operations, $1.2 million relating to management, consulting and other services, $0.9 million related to purchases of property and equipment and $0.1 million related to inventory and other consumables.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”).

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of December 31, 2022, or 2021.

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

The Company’s effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 1.7%, 0.3% and 0.4% respectively. The effective tax rates for the years ended December 31, 2022, 2021 and 2020 differ from the statutory rate of 21% for 2022, 2021 and 2020 due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

The components of the federal and state income tax (benefit) expense are summarized as follows:

	For the year ended
	December 31,
	2022	2021	2020

	(in thousands)
Current tax expense (benefit)
Federal income tax expense (benefit)	$163	$126	$(941)
State and local income tax expense (benefit)	982	(262)	(439)
Total current expense (benefit)	1,145	(136)	(1,380)
Deferred tax (benefit) expense
Federal income tax expense (benefit)	—	56	(105)
State and local income tax (benefit) expense	(188)	227	9
Total deferred (benefit) expense	(188)	283	(96)
Total income tax expense (benefit)	$957	$147	$(1,476)
Tax expense (benefit) attributable to controlling interests	$838	$124	$(1,246)
Tax expense (benefit) attributable to noncontrolling interests	119	23	(230)
Total income tax expense (benefit)	$957	$147	$(1,476)

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Provision calculated at federal statutory income tax rate:
Income (loss) before equity in losses of unconsolidated entities and taxes	$56,724	$(49,659)	$(403,208)
Equity in losses of unconsolidated entities	(913)	(279)	—
Income (loss) before taxes	55,811	(49,938)	(403,208)
Statutory rate	21%	21%	21%
Income tax expense (benefit) computed at statutory rate	11,720	(10,487)	(84,674)
Less: noncontrolling interests	(1,688)	1,651	13,272
Income tax expense (benefit) attributable to controlling interests	10,032	(8,836)	(71,402)
State and local income taxes, net of federal benefit	699	(30)	(430)
State rate change	488	(2,787)	179
Change in subsidiary tax status	—	679	(409)
Deferred tax adjustments	122	4,804	—
CARES Act NOL carryback benefit	—	—	(459)
Change in valuation allowance	(11,042)	6,119	71,275
Other	539	175	—
Income tax expense (benefit) attributable to controlling interests	838	124	(1,246)
Income tax expense (benefit) attributable to noncontrolling interests	119	23	(230)
Total income tax expense (benefit)	$957	$147	$(1,476)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2022, and 2021, the Company had net deferred tax liabilities of $0.3 million and $0.5 million, respectively, which are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2022	2021

	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$62,111	$62,110
Net operating losses	117,493	92,366
Credits and other carryforwards	4,240	4,316
Other	91	43
Total deferred tax assets before valuation allowance	183,935	158,835
Valuation allowance	(183,915)	(158,779)
Total deferred tax assets	20	56
Deferred tax liabilities
Property and equipment	342	530
Other	20	56
Total deferred tax liabilities	362	586
Net deferred tax liabilities	$(342)	$(530)

For the year ended December 31, 2022, the Company recorded a net increase in valuation allowance of $25.1 million against certain deferred tax assets. The net increase was primarily due to deferred tax assets that were acquired in the Nuverra acquisition that are not realizable as of December 31, 2022.

The Company has assessed the future potential to realize these deferred tax assets and has concluded it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and future expectations. Furthermore, the Company has not recorded a liability for the effect of any associated Tax Receivable Agreement liabilities as the liability is based on the actual cash tax savings expected to be realized by the Company, which are not considered probable as of December 31, 2022 or 2021. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur, the valuation allowance, or a portion thereof, would be released. Similarly, the Company considers all available evidence (both positive and negative) in order to determine the probability of a payment under the Tax Receivable Agreements in its assessment of establishing a liability. If determined to be probable, there would be a corresponding charge to Tax Receivable Agreement expense. See “Note 14—Related Party Transactions” for further discussion of the Tax Receivable Agreements.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes, among other things, certain income tax provisions for businesses. The Company recognized an income tax benefit of $0.5 million during 2020, as a result of the net operating loss carryback and interest expense limitation provisions of the CARES Act.

As of December 31, 2022, the Company and certain of its corporate subsidiaries had approximately $886.3 million of U.S. federal net operating loss carryforwards (“NOLs”), $410.4 million of which the Company expects will expire unused due to applicable IRC Section 382 limitations and such NOLs have not been included in the deferred taxes table above, $142.9 million of which will begin to expire in 2031 and $333.0 million of which have no expiration. The Company also has tax benefits from state NOLs of approximately $26.2 million, $10.5 million of which the Company expects will expire unused due to state law limitations similar to IRC Section 382 and the remaining $15.7 million of which will begin to expire in 2023, and non-U.S. NOLs of approximately $6.6 million, which will begin to expire in 2035.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022 and 2021 there was no liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

Separate U.S. federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to income tax. During 2021, the Louisiana Department of Revenue completed its audits of the corporate income and franchise tax returns of Select Inc. and Select Western, a corporate subsidiary of SES Holdings, for the years ended 2016 through 2018. The audits did not result in a material assessment.

NOTE 16—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$4,167	$1,091
Noncontrolling interests attributable to holders of Class B common stock	113,584	101,987
Total noncontrolling interests	$117,751	$103,078

During the year ended December 31, 2022, the Company acquired $30.0 million of noncontrolling interest in connection with the Breakwater acquisition on November 1, 2022, and purchased these noncontrolling interests on December 2, 2022, for $29.3 million. See Note 3 – Acquisitions for more detail. Additionally, the Company made a distribution of $0.05 per unit for holders of units of SES Holdings, LLC totaling $0.8 million. See Note 1 – Business and Basis of Presentation. Further, the Company contributed to a newly formed water-related services joint venture that added $4.8 million of noncontrolling interest during the year ended December 31, 2022.

During the year ended December 31, 2021, the Company initiated the dissolution of one of its water-related services joint ventures and increased its ownership in another joint venture, which combined, eliminated $0.9 million of noncontrolling interest. For all periods presented, there were no other changes to Select’s ownership interest in joint ventures formed for water-related services. However, during the years ended December 31, 2022, 2021 and 2020, there were changes in Select’s ownership interest in SES Holdings LLC. The effects of the changes in Select’s ownership interest in SES Holdings LLC are as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Net income (loss) attributable to Select Energy Services, Inc.	$48,278	$(42,225)	$(338,684)
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital due to purchase of noncontrolling interest	1,077	—	—
(Decrease) increase in additional paid-in capital as a result of issuing shares for business combinations	(5,269)	532	—
Decrease in additional paid-in capital as a result of stock option exercises	(24)	—	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	2,406	1,847	1,874
Increase in additional paid-in capital as a result of issuance of common stock due to vesting of restricted stock units	—	—	1
Increase (decrease) in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	445	(19)	(1,416)
(Decrease) increase in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	(1)	1	7
Change to equity from net income (loss) attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$46,912	$(39,864)	$(338,218)

NOTE 17— INCOME (LOSS) PER SHARE

Income (loss) per share is based on the amount of income (loss) allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,666,872 and 2,074,216 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2022 and 2021 respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2022
	Select Energy
	Services, Inc.	Class A	Class B
Numerator:
Net income	$54,854
Net income attributable to noncontrolling interests	(6,576)
Net income attributable to Select Energy Services, Inc. — basic	$48,278	$48,278	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	31	31	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	26	26	—
Net income attributable to Select Energy Services, Inc. — diluted	$48,335	$48,335	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		95,214,033	16,221,101
Dilutive effect of restricted stock		416,671	—
Dilutive effect of performance share units		357,626	—
Dilutive effect of ESPP		349	—
Weighted-average shares of common stock outstanding — diluted		95,988,679	16,221,101
Income per share:
Basic		$0.51	$—
Diluted		$0.50	$—

	Year ended December 31, 2021
	Select Energy Services, Inc.	Class A	Class B
Numerator:
Net loss	$(50,085)
Net loss attributable to noncontrolling interests	7,860
Net loss attributable to Select Energy Services, Inc. — basic	$(42,225)	$(42,225)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(42,225)	$(42,225)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		87,275,467	16,221,101
Weighted-average shares of common stock outstanding — diluted		87,275,467	16,221,101
Loss per share:
Basic		$(0.48)	$—
Diluted		$(0.48)	$—

	Year ended December 31, 2020
	Select Energy Services, Inc.	Class A	Class B
Numerator:
Net loss	$(401,732)
Net loss attributable to noncontrolling interests	63,048
Net loss attributable to Select Energy Services, Inc. — basic	$(338,684)	$(338,684)	$—
Net loss attributable to Select Energy Services, Inc. — diluted	$(338,684)	$(338,684)	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		85,158,764	16,221,101
Weighted-average shares of common stock outstanding — diluted		85,158,764	16,221,101
Loss per share:
Basic		$(3.98)	$—
Diluted		$(3.98)	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

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

Financial information by segment for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the year ended December 31, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$803,431	$48,556	$67,755	$29,456
Water Infrastructure	275,703	21,892	36,728	40,719
Oilfield Chemicals	318,280	27,504	9,024	4,178
Other	—	(315)	—	—
Eliminations	(9,994)	—	—	—
Income from operations		97,637
Corporate	—	(58,475)	2,209	3,200
Interest expense, net	—	(2,700)	—	—
Bargain purchase gain	—	13,352	—	—
Other income, net	—	6,910	—	—
	$1,387,420	$56,724	$115,716	$77,553

	For the year ended December 31, 2021
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$399,709	$(26,219)	$53,777	$18,296
Water Infrastructure	155,323	2,689	26,957	22,043
Oilfield Chemicals	216,410	1,984	9,294	5,010
Other	—	(19)	—	—
Eliminations	(6,822)	—	—	—
Loss from operations		(21,565)
Corporate	—	(43,975)	2,430	1,032
Interest expense, net	—	(1,711)	—	—
Bargain purchase gain		18,985
Other expense, net	—	(1,393)	—	—
	$764,620	$(49,659)	$92,458	$46,381

	For the year ended December 31, 2020
		Loss	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$322,461	$(250,779)	$61,758	$2,161
Water Infrastructure	125,710	(96,290)	27,599	6,852
Oilfield Chemicals	160,825	(13,365)	9,443	7,157
Other	—	(733)	—	—
Eliminations	(3,891)	—	—	—
Loss from operations		(361,167)
Corporate	—	(33,610)	2,872	330
Interest expense, net	—	(2,136)	—	—
Other expense, net	—	(6,295)	—	—
	$605,105	$(403,208)	$101,672	$16,500

Total assets by segment as of December 31, 2022 and 2021 are as follows:

	As of	As of
	December 31, 2022	December 31, 2021

	(in thousands)
Water Services	$608,616	$533,071
Water Infrastructure	420,233	229,803
Oilfield Chemicals	183,469	180,732
Other	10,535	6,586
	$1,222,853	$950,192

Revenue by groups of similar products and services is as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Oilfield chemicals	$318,280	$216,410	$160,825
Water transfer	295,571	175,153	146,728
Fluid hauling	257,405	85,355	58,368
Pipeline logistics and disposal	194,513	108,629	91,971
Accommodations and rentals	128,078	64,467	56,973
Flowback and well testing	123,825	75,610	61,839
Water sourcing and recycling	76,931	46,695	33,739
Eliminations and other service lines	(7,183)	(7,699)	(5,338)
	$1,387,420	$764,620	$605,105

NOTE 19—SUBSEQUENT EVENT

On February 21, 2023 we announced a rebranding initiative that will occur during the first half of 2023. As a result of this initiative, our existing trademarks, having a net book value of $14.4 million, will no longer be considered indefinite-lived and will be measured for impairment during the quarter ending March 31, 2023.