Form 10-Q
period 2023-03-31
Select Energy Services, Inc.
filed 2023-05-03
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, the registrant had 105,563,415 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “preliminary,” “forecast,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K, in this Quarterly Report and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress resulting from sustained Russia-Ukraine war and related economic sanctions, rising interest rates, and potential energy insecurity in Europe which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources;
●	the impact of disruptions in the bank and capital markets, including those resulting from the inability to access liquidity by banking and financial services firms;
●	the severity and duration of world health events, including the novel coronavirus (“COVID-19”) pandemic and its variants, and associated repercussions and operational challenges to supply and demand for oil and natural gas and the economy generally;
●	any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, which if enacted, could reduce labor availability or add additional operational costs as we may experience constraints on our workforce and the workforce of our supply chain, which could have a negative impact on our operations;

●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	growing demand for electric vehicles that may result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;

●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war and/or political instability in the Middle East;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,028	$7,322
Accounts receivable trade, net of allowance for credit losses of $6,009 and $4,918, respectively	492,613	429,983
Accounts receivable, related parties	607	5,087
Inventories	40,846	41,164
Prepaid expenses and other current assets	39,774	34,380
Total current assets	579,868	517,936
Property and equipment	1,112,899	1,084,005
Accumulated depreciation	(597,861)	(584,451)
Total property and equipment, net	515,038	499,554
Right-of-use assets, net	44,562	47,662
Other intangible assets, net	125,799	138,800
Other long-term assets, net	19,985	18,901
Total assets	$1,285,252	$1,222,853
Liabilities and Equity
Current liabilities
Accounts payable	$77,585	$61,539
Accrued accounts payable	75,625	67,462
Accounts payable and accrued expenses, related parties	4,469	3,305
Accrued salaries and benefits	15,431	28,686
Accrued insurance	23,503	26,180
Sales tax payable	4,036	3,056
Accrued expenses and other current liabilities	19,783	23,292
Current operating lease liabilities	16,898	17,751
Current portion of finance lease obligations	19	19
Total current liabilities	237,349	231,290
Long-term operating lease liabilities	43,372	46,388
Long-term debt	75,500	16,000
Other long-term liabilities	45,696	45,447
Total liabilities	401,917	339,125
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 108,981,323 shares issued and outstanding as of March 31, 2023; 350,000,000 shares authorized and 109,389,528 shares issued and outstanding as of December 31, 2022	1,090	1,094
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2023 and December 31, 2022	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,063,149	1,075,915
Accumulated deficit	(298,847)	(311,194)
Total stockholders’ equity	765,554	765,977
Noncontrolling interests	117,781	117,751
Total equity	883,335	883,728
Total liabilities and equity	$1,285,252	$1,222,853

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Revenue
Water Services	$228,597	$163,606
Water Infrastructure	101,547	58,554
Oilfield Chemicals	86,448	72,609
Total revenue	416,592	294,769
Costs of revenue
Water Services	181,699	137,046
Water Infrastructure	72,576	44,378
Oilfield Chemicals	69,709	62,163
Depreciation and amortization	32,943	26,500
Total costs of revenue	356,927	270,087
Gross profit	59,665	24,682
Operating expenses
Selling, general and administrative	35,829	28,315
Depreciation and amortization	595	567
Impairments and abandonments	11,166	—
Lease abandonment costs	76	91
Total operating expenses	47,666	28,973
Income (loss) from operations	11,999	(4,291)
Other income (expense)
Gain on sales of property and equipment and divestitures, net	2,911	1,653
Interest expense, net	(1,483)	(720)
Foreign currency (loss) gain, net	(4)	3
Bargain purchase gain	—	11,434
Other	846	249
Income before income tax expense	14,269	8,328
Income tax expense	(198)	(214)
Equity in losses of unconsolidated entities	(366)	(129)
Net income	13,705	7,985
Less: net income attributable to noncontrolling interests	(1,358)	(1,183)
Net income attributable to Select Energy Services, Inc.	$12,347	$6,802

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.12	$0.07
Class B—Basic	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.12	$0.07
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Net income	$13,705	$7,985
Comprehensive income	13,705	7,985
Less: comprehensive income attributable to noncontrolling interests	(1,358)	(1,183)
Comprehensive income attributable to Select Energy Services, Inc.	$12,347	$6,802

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	2,581	—	2,581	383	2,964
Issuance of restricted shares	1,275,859	13	—	—	1,155	—	1,168	(1,168)	—
Repurchase of common stock	(1,657,203)	(17)	—	—	(11,019)	—	(11,036)	101	(10,935)
Restricted shares forfeited	(26,861)	—	—	—	(25)	—	(25)	25	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	153	153
NCI income tax adjustment	—	—	—	—	11	—	11	(11)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,258)	—	(5,258)	—	(5,258)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(211)	—	(211)	—	(211)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	12,347	12,347	1,358	13,705
Balance as of March 31, 2023	108,981,323	$1,090	16,221,101	$162	$1,063,149	$(298,847)	$765,554	$117,781	$883,335

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	1,549	—	—	—	11	—	11	1	12
Equity-based compensation	—	—	—	—	2,805	—	2,805	470	3,275
Issuance of restricted shares	2,337,795	23	—	—	2,049	—	2,072	(2,072)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	4,203,323	42	—	—	34,456	—	34,498	1,356	35,854
Repurchase of common stock	(2,660,328)	(27)	—	—	(19,080)	—	(19,107)	(409)	(19,516)
Restricted shares forfeited	(14,140)	—	—	—	(13)	—	(13)	13	—
NCI income tax adjustment	—	—	—	—	7	—	7	(7)	—
Net income	—	—	—	—	—	6,802	6,802	1,183	7,985
Balance as of March 31, 2022	98,111,119	$981	16,221,101	$162	$971,282	$(352,670)	$619,755	$103,637	$723,392

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$13,705	$7,985
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	33,538	27,067
Gain on disposal of property and equipment and divestitures	(2,911)	(1,653)
Equity in losses of unconsolidated entities	366	129
Bad debt expense	1,975	571
Amortization of debt issuance costs	122	294
Inventory adjustments	75	—
Equity-based compensation	2,964	3,275
Impairments and abandonments	11,166	—
Bargain purchase gain	—	(11,434)
Unrealized loss on short-term investment	—	40
Other operating items, net	(442)	99
Changes in operating assets and liabilities
Accounts receivable	(64,922)	(46,622)
Prepaid expenses and other assets	(5,431)	4,554
Accounts payable and accrued liabilities	(8,221)	(2,855)
Net cash used in operating activities	(18,016)	(18,550)
Cash flows from investing activities
Purchase of property and equipment	(27,885)	(15,463)
Purchase of equity-method investments	—	(3,467)
Collection of note receivable	—	184
Distribution from cost method investment	—	20
Acquisitions, net of cash and restricted cash received	(9,418)	6,941
Proceeds received from sales of property and equipment	6,724	12,123
Other	—	(429)
Net cash used in investing activities	(30,579)	(91)
Cash flows from financing activities
Borrowings from revolving line of credit	76,750	20,000
Payments on revolving line of credit	(17,250)	(20,000)
Payments on current and long-term debt	—	(18,780)
Payments of finance lease obligations	(5)	(61)
Payment of debt issuance costs	—	(2,031)
Dividends and distributions paid	(6,206)	—
Proceeds from share issuance	—	12
Contributions from noncontrolling interests	4,950	—
Repurchase of common stock	(10,935)	(18,908)
Net cash provided by (used in) financing activities	47,304	(39,768)
Effect of exchange rate changes on cash	(3)	7
Net decrease in cash, cash equivalents and restricted cash	(1,294)	(58,402)
Cash, cash equivalents and restricted cash, beginning of period	7,322	85,801
Cash, cash equivalents and restricted cash, end of period	$6,028	$27,399
Supplemental cash flow disclosure:
Cash paid for interest	$1,119	$402
Cash refunds received for income taxes, net	$—	$(721)
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$—	$35,854
Capital expenditures included in accounts payable and accrued liabilities	$31,398	$14,922

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Energy Services, Inc. (“we,” “Select Inc.” or the “Company”) was incorporated as a Delaware corporation on November 21, 2016. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”). On February 21, 2023, the Company announced its intent to rebrand itself under the new name Select Water Solutions, Inc. during the first half of 2023.

We are a leading provider of sustainable water-management and chemical solutions to the energy industry in the United States (“U.S.”). As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Class A and Class B common stock:  As of March 31, 2023, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three months ended March 31, 2023 (the “Current Quarter”) and the three months ended March 31, 2022 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on February 22, 2023, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of March 31, 2023, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of March 31,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2023	2022

				(in thousands)
21% minority interest	2020	Equity-method	Other long-term assets, net	4,484	4,686
40% minority interest	2021	Equity-method	Other long-term assets, net	4,732	4,985
48% minority interest	2021	Equity-method	Other long-term assets, net	3,535	3,446

Dividends: On both January 27 and April 25, 2023, our board of directors declared a cash dividend of $0.05 per share of Class A common stock. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock of the Company, which was subject to the same payment and record dates. During the Current Quarter, the Company paid $5.3 million in dividends accounted for as a reduction to additional paid-in capital, $0.8 million of distributions accounted for as a reduction to noncontrolling interests and $0.1 million as a reduction to accrued expenses and other current liabilities. As of March 31, 2023, the Company had a $0.3 million dividends payable balance included in accrued expenses and other current liabilities and other long-term liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving exploration and production (“E&P”) companies. Additionally, this segment includes the operations of our accommodations and rentals business.

The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.

The Oilfield Chemicals segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2022, included in the 2022 Form 10-K.

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

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2023
(in thousands)
Balance as of December 31, 2022	$4,918
Increase to allowance based on a percentage of revenue	835
Adjustment based on aged receivable analysis	1,140
Charge-offs	(886)
Recoveries	2
Balance as of March 31, 2023	$6,009

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2023
(in thousands)
Balance as of December 31, 2022	$43,576
Accretion expense, included in depreciation and amortization expense	256
Acquired AROs	975
Divested	(222)
Payments	(1,602)
Balance as of March 31, 2023	$42,983

Short-term ARO liability	2,725
Long-term ARO liability	40,258
Balance as of March 31, 2023	$42,983

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2023	2022

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$77	$116
Sublease income	Lease abandonment costs and Costs of revenue	384	346

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

NOTE 3—ACQUISITIONS

Business combinations

Asset Acquisitions

During the Current Quarter, Select acquired certain assets, revenue-producing contracts and associated liabilities in the Midland Basin from multiple entities for $9.4 million inclusive of $0.2 million of acquisition-related costs. The allocation of the purchase price for these assets was a combined $7.5 million in property and equipment, $1.0 million in water inventory, $1.9 million in customer relationships and $1.0 million in asset retirement obligations and other liabilities. Many of the assets acquired are adjacent to the Big Spring Recycling System (“BSRS”), with connectivity into BSRS providing future revenue and cost synergies.

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

The Breakwater Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2023. The business combination accounting is preliminary due to the continuing efforts to validate the working capital acquired, the existence and condition of the property and equipment acquired as well as the value assigned to the intangible assets. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $1.4 million of transaction-related costs related to this acquisition in the Current Quarter and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Preliminary purchase price allocation	As Reported as of December 31, 2022	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (9,181,144 shares)(1)	$88,598	$(410)	$88,188
Cash paid	16,701	—	16,701
Total consideration transferred	105,299	(410)	104,889
Less: identifiable assets acquired and liabilities assumed
Working capital	22,633	(410)	22,223
Property and equipment	78,912	—	78,912
Right-of-use assets	180	—	180
Customer relationships	35,558	—	35,558
Other long-term assets	120	—	120
Long-term debt	(1,979)	—	(1,979)
Long-term lease liabilities	(125)	—	(125)
Noncontrolling interest(2)	(30,000)	—	(30,000)
Total identifiable net assets acquired	105,299	(410)	104,889
Fair value allocated to net assets acquired	$105,299	$(410)	$104,889
(1)	The parties agreed in April 2023 that 48,688 shares will be returned to Select and cancelled during the second quarter of 2023 related to working capital adjustments.
(2)	The noncontrolling interests acquired on November 1, 2022 were subsequently purchased on December 2, 2022, thereby giving the Company 100% ownership of BSRS.

Cypress Acquisition

On November 1, 2022, the Company completed the acquisition of certain saltwater disposal assets from Cypress Environmental Solutions, LLC (“Cypress”) for total consideration of $9.2 million based on the closing price of the Company’s shares of Class A common stock on October 31, 2022 (the “Cypress Acquisition”). The consideration transferred consisted of 952,753 shares of Class A common stock. The acquired Cypress operations consist of eight saltwater disposal facilities with daily permitted capacity of 85,000 barrels per day across North Dakota. The acquisition strengthened Select’s geographic footprint with a portfolio of strategic wastewater disposal facilities in the Bakken region, with the majority of Cypress’s volumes being delivered through high-volume contracted gathering pipeline infrastructure.

The Cypress Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have been finalized as of March 31, 2023. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. The Company incurred less than $0.1 million of transaction-related costs related to this acquisition in the Current Quarter and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	As Reported as of March 31, 2023 and December 31, 2022
Consideration transferred	(in thousands)
Class A common stock (952,753 shares)	$9,194
Total consideration transferred	9,194
Less: identifiable assets acquired and liabilities assumed
Working capital	(42)
Property and equipment	8,192
Customer relationships	3,894
Long-term ARO	(2,850)
Total identifiable net assets acquired	9,194
Fair value allocated to net assets acquired	$9,194

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of March 31, 2023, the Company had fourteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the Topic 606 standard in place for these segments. As of March 31, 2023 and December 31, 2022, the Company had no contract assets or contract liabilities.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2023, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $21.7 million and $15.6 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, with the remainder accounted for under ASC 606 revenue guidance.

In the Oilfield Chemicals segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2023, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2023	2022

	(in thousands)
Geographic Region
Permian Basin	$198,030	$136,484
Eagle Ford	47,653	32,854
Rockies	47,547	33,478
Marcellus/Utica	42,173	23,829
Bakken	31,211	13,451
Mid-Continent	28,021	29,264
Haynesville/E. Texas	24,695	26,475
Eliminations and other regions	(2,738)	(1,066)
Total	$416,592	$294,769

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 69% and 70% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Bakken and Haynesville/E. Texas which collectively comprised 86% and 87% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Oilfield Chemicals segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 87% and 63% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2023	December 31, 2022

	(in thousands)
Raw materials	$21,680	$20,518
Finished goods	19,166	20,646
Total	$40,846	$41,164

During the Current Quarter and Prior Quarter, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million and zero, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.2 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$678,818	$675,505
Buildings and leasehold improvements	148,282	145,223
Gathering and disposal infrastructure	87,848	87,568
Pipelines	72,829	72,829
Vehicles and equipment	26,187	27,850
Land	24,049	24,159
Computer equipment and software	7,472	6,765
Office furniture and equipment	894	1,183
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	47	58
Computer equipment and software - finance lease	56	56
Construction in progress	65,898	42,290
	1,112,899	1,084,005
Less accumulated depreciation(1)	(597,861)	(584,451)
Total property and equipment, net	$515,038	$499,554
(1)	Includes $0.6 million of accumulated depreciation related to finance leases as of both March 31, 2023 and December 31, 2022.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Category
Depreciation expense from property and equipment	$29,516	$23,953
Amortization expense from finance leases	5	60
Amortization expense from intangible assets	3,761	2,725
Accretion expense from asset retirement obligations	256	329
Total depreciation and amortization	$33,538	$27,067

NOTE 7—OTHER INTANGIBLE ASSETS

On February 21, 2023, the Company announced a rebranding initiative that is expected to occur during the first half of 2023. As a result of this initiative, our existing trademarks will no longer be considered indefinite-lived and will be measured for abandonment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The rebranding announcement qualifies as a triggering event, and the Company tested the existing trademarks for abandonment. This evaluation included significant judgment, including discount rates based on our weighted-average cost of capital and the royalty rate. This resulted in $11.1 million of abandonment expense to trademarks using the relief-from-royalty method, which was recorded in the Oilfield Chemicals segment within impairments and abandonments on the accompanying consolidated statements of operations.

The components of other intangible assets, net as of March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023				As of December 31, 2022
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Abandonment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$160,098	$—	$(51,178)	$108,920	$158,232	$(48,123)	$110,109
Patents and other intellectual property	12,772	—	(6,048)	6,724	12,772	(5,701)	7,071
Trademarks	14,360	(11,106)	(325)	2,929	—	—	—
Other	2,803	—	(2,608)	195	2,803	(2,574)	229
Total definite-lived	190,033	(11,106)	(60,159)	118,768	173,807	(56,398)	117,409
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	—	—	—	—	14,360	—	14,360
Total indefinite-lived	7,031	—	—	7,031	21,391	—	21,391

Total other intangible assets, net	$197,064	$(11,106)	$(60,159)	$125,799	$195,198	$(56,398)	$138,800

The weighted-average amortization period for customer relationships, patents and other intellectual property, other definite-lived assets and trademarks was 9.6 years, 5.3 years, 1.4 years and 0.8 years, respectively, as of March 31, 2023. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter and Prior Quarter, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2023	$13,761
Year ending December 31, 2024	14,376
Year ending December 31, 2025	14,213
Year ending December 31, 2026	14,125
Year ending December 31, 2027	13,623
Thereafter	48,670
Total	$118,768

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

Under the Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to adjustments based on Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric and (ii) barrels of produced water recycled at permanent or semi-permanent water treatment and recycling facilities owned or operated, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 2.5 basis points for each of the Employee Health and Safety Metric and the Water Stewardship Metric and the adjustment for the fee margin is a range of plus and minus 0.5 basis points for each of the Employee Health and Safety Metric and the Water Stewardship Metric, subject to the mechanics under the Sustainability-Linked Credit Facility.

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

The Company had $75.5 million outstanding under the Sustainability-Linked Credit Facility as of March 31, 2023 and $16.0 million outstanding as of December 31, 2022. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of March 31, 2023 was 8.75%. As of March 31, 2023 and December 31, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $257.3 million and $245.0 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $22.6 million and $22.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $159.2 million as of March 31, 2023.

The principal maturities of debt outstanding on March 31, 2023 were as follows:

Year Ending December 31,	Debt Maturities
(in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	75,500
Total	$75,500

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, were $1.9 million and $2.1 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million and $0.3 million for the Current Quarter and Prior Quarter, respectively.

The Company was in compliance with all debt covenants as of March 31, 2023.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 2.0 million shares available to be issued as of March 31, 2023. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of March 31, 2023, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Stock Option Awards

The Company has outstanding stock option awards as of March 31, 2023 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2023
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,666,872	$17.10	4.2	$353
Exercised	—	—		—
Forfeited	—	—
Expired	(2,900)	34.41
Ending balance, outstanding	1,663,972	$17.07	3.9	$—
Ending balance, exercisable	1,663,972	$17.07	3.9	$—
Nonvested as of March 31, 2023	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $6.96 and $9.24 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.9 million and $2.8 million related to the restricted stock awards for the Current Quarter and Prior Quarter, respectively. As of March 31, 2023, there was $24.5 million of unrecognized compensation expense with a weighted-average remaining life of 2.0 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2023
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2022	4,237,715	$7.36
Granted	1,275,859	7.39
Vested	(1,380,264)	7.50
Forfeited	(26,861)	7.25
Nonvested as of March 31, 2023	4,106,449	$7.32

Performance Share Units (PSUs)

During 2021, 2022 and 2023, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A common stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2021 through December 31, 2023, January 1, 2022 through December 31, 2024 or January 1, 2023 through December 31, 2025.

The target number of shares of Class A common stock subject to each remaining PSU granted in 2021, 2022 and 2023 is one; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in settlement of each PSU can range from zero to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2024 for the 2021 PSU grants, June 30, 2025 for the 2022 PSU grants, and June 30, 2026, for the 2023 PSU grants, assuming the applicable minimum performance metrics are achieved.

The target PSUs granted in 2021, 2022 and 2023 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but the Company must have a positive Total Shareholder Return (as defined in the applicable PSU agreement) over the performance period. As a result of this market condition, the 2021, 2022 and 2023 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

The fair value on the date the PSUs were granted during 2023, 2022 and 2021 was $4.8 million, $5.0 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized a credit to compensation expense of $0.9 million and compensation expense of $0.5 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2023, the unrecognized compensation cost related to our unvested PSUs is estimated to be $6.7 million and is expected to be recognized over a weighted-average period of 2.4 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of March 31, 2023:

PSUs
Nonvested as of December 31, 2022	1,860,734
Target shares granted	751,980
Target shares forfeited (1)	(695,488)
Target shares outstanding as of March 31, 2023	1,917,226
(1)	All PSUs granted in 2020 did not achieve the respective performance targets and were forfeited.

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

Share Repurchases

During the Current Quarter, the Company repurchased 1,231,996 shares of Class A common stock in the open market and 425,207 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $10.9 million and a decrease to Class A common stock of less than $17,000. In the Prior Quarter, the Company repurchased 2,297,985 shares of Class A common stock in the open market and repurchased 362,343 shares of Class A common stock in connection with employee minimum tax withholding requirements. The IRA 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, this excise tax will apply to our share repurchase program in 2023 and in subsequent taxable years. The Biden administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2023 or the year ended December 31, 2022. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2023:

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Abandonment(2)

			(in thousands)
Three Months Ended March 31, 2023
Trademark	Non-recurring	March 31	$—	$—	$2,929	$14,360	$11,106
(1)	Amount represents carrying value at the date of assessment.
(2)	See “Note 7—Other Intangible Assets” for a discussion of the Trademark abandonment recorded in the Current Quarter.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2023 and December 31, 2022, due to the short-term nature of these instruments. The carrying value of debt as of March 31, 2023 and December 31, 2022 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $3.8 million. These purchases consisted of $3.0 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment and $0.2 million relating to management, consulting and other services.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of March 31, 2023 or December 31, 2022.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended March 31,
	2023	2022

	(in thousands)
Current income tax expense	$204	$241
Deferred income tax benefit	(6)	(27)
Total income tax expense	$198	$214
Effective Tax Rate	1.4%	2.6%

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$3,834	$4,167
Noncontrolling interests attributable to holders of Class B common stock	113,947	113,584
Total noncontrolling interests	$117,781	$117,751

During the Current Quarter, the Company received a $5.0 million cash contribution from a noncontrolling interest for business development. Further, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Net income attributable to Select Energy Services, Inc.	$12,347	$6,802
Transfers from (to) noncontrolling interests:
Decrease in additional paid-in capital as a result of issuing shares for business combinations	—	(1,356)
Decrease in additional paid-in capital as a result of stock option exercises	—	(24)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,143	2,059
(Decrease) increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	(101)	409
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	—	(1)
Change to equity from net income attributable to Select Energy Services, Inc. and transfers from noncontrolling interests	$13,389	$7,889

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of loss allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,663,972 and 1,903,486 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Select Energy			Select Energy
	Services, Inc.	Class A	Class B	Services, Inc.	Class A	Class B
Numerator:
Net income	$13,705			$7,985
Net income attributable to noncontrolling interests	(1,358)			(1,183)
Net income attributable to Select Energy Services, Inc. — basic	$12,347	$12,347	$—	$6,802	$6,802	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	(14)	(14)	—	14	14	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	(9)	(9)	—	2	2	—
Net income attributable to Select Energy Services, Inc. — diluted	$12,324	$12,324	$—	$6,818	$6,818	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		105,403,461	16,221,101		91,821,906	16,221,101
Dilutive effect of restricted stock		914,862	—		1,324,947	—
Dilutive effect of performance share units		570,490	—		169,578	—
Dilutive effect of ESPP		—	—		77	—
Weighted-average shares of common stock outstanding — diluted		106,888,813	16,221,101		93,316,508	16,221,101
Income per share:
Basic		$0.12	$—		$0.07	$—
Diluted		$0.12	$—		$0.07	$—

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

Oilfield Chemicals — The Oilfield Chemicals segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2023
		Impairments and	Income	Depreciation and	Capital
	Revenue	abandonments	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$229,840	$60	$18,030	$18,136	$20,188
Water Infrastructure	102,674	—	12,652	12,725	18,338
Oilfield Chemicals	86,598	11,106	(358)	2,083	2,406
Other	—	—	(4)	—	—
Eliminations	(2,520)	—	—	—	—
Income from operations			30,320
Corporate	—	—	(18,321)	594	562
Interest expense, net	—	—	(1,483)	—	—
Other income, net	—	—	3,753	—	—
	$416,592	$11,166	$14,269	$33,538	$41,494

	For the three months ended March 31, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$164,686	$2,565	$15,562	$5,631
Water Infrastructure	59,198	3,427	8,431	11,072
Oilfield Chemicals	72,681	4,166	2,507	573
Other	—	(2)	—	—
Eliminations	(1,796)	—	—	—
Income from operations		10,156
Corporate	—	(14,447)	567	989
Interest expense, net	—	(720)	—	—
Bargain purchase gain	—	11,434	—	—
Other income, net	—	1,905	—	—
	$294,769	$8,328	$27,067	$18,265

Total assets by segment as of March 31, 2023 and December 31, 2022, is as follows:

	As of	As of
	March 31, 2023	December 31, 2022

	(in thousands)
Water Services	$633,230	$608,616
Water Infrastructure	460,410	420,233
Oilfield Chemicals	180,101	183,469
Other	11,511	10,535
	$1,285,252	$1,222,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023 (our “2022 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2022 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2023 (the “Current Quarter”) and the three months ended March 31, 2022 (the “Prior Quarter”).

Overview

We are a leading provider of sustainable water-management and chemical solutions to the energy industry in the U.S. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Sustainability

Select is committed to a corporate strategy that supports the long-term viability of our business model in a manner that focuses on our people, our customers, the environment, and the communities in which we operate. We believe this focus will help us and our customers achieve their short-term and long-term environmental, social and governance (“ESG”) goals, help us attract and retain top talent, and further our efforts to generate investor returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the energy industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. We have identified the following four priorities as part of our comprehensive corporate responsibility initiative: Environmental Consciousness, Health and Safety, Human Capital Management and Community Outreach. As a service company, we compete with other service providers based on various factors, including safety and operational performance, pricing, technological innovation, process efficiencies and reputational awareness. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value to our stakeholders.

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into salt-water disposal wells (“SWDs”) and to reduce our usage of fresh water. We view our unique position as an opportunity to strategically transform water management by leveraging our Oilfield Chemicals business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions.

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

Recent Developments

On February 21, 2023, we announced our intent to rebrand ourselves under the name Select Water Solutions, Inc. during the first half of 2023. We will retain our current stock ticker “WTTR” trading on the New York Stock Exchange.

On both January 27 and April 25, 2023, our board of directors declared a quarterly cash dividend of $0.05 per share of Class A common stock. The January 27 declaration was paid on February 17, 2023. A distribution of $0.05 per unit was also approved for those holders of units of SES Holdings, LLC, who also hold an equal number of shares of Class B common stock of the Company, which was subject to the same payment and record dates. The April 25 declaration is to be paid on May 17, 2023, to holders of record as of the close of business on May 5, 2023. All future dividend payments are subject to quarterly review and approval by the board of directors.

The recent completion of three business combinations, two asset acquisitions and the buyout of noncontrolling interests in a recycling system joint venture has strengthened our financial results for the Current Quarter, as well as our competitive positioning in the water solutions market. These acquisitions enhanced our geographic footprint and significantly expanded the capacity and reach of our sustainable recycling solutions.

While the ongoing effects of the COVID-19 pandemic on our operations have largely ended, this pandemic has had a material negative impact on our financial results. Some impacts related to the COVID-19 pandemic, such as increased inflation and supply chain constraints, have resulted in rising interest rates and cost of capital, which in turn increase the risk of economic stagnation or an economic recession. While we have seen economic growth and constructive oil prices through the Current Quarter, such negative impacts may continue well beyond the containment of the pandemic until global gross domestic product (“GDP”) levels, associated oil demand and resulting oilfield activity fully rebound. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, uncertainty does remain. Even with this recovery however, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct, given the unpredictable nature of the current market environment after the recent elevated volatility in demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to increases and volatility in the prices for oil and natural gas. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events has resulted in higher oil and gas prices, the ultimate geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a significant fall in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services.

In addition, OPEC+ countries announced production cuts of around 1.16 million barrels per day in April 2023. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter as a result of increased production coupled with a moderate decrease in global demand. During the Current Quarter, the average spot price of WTI crude oil was $75.93 versus an average price of $95.18 for the Prior Quarter. While WTI price levels reduced during the Current Quarter relative to the Prior Quarter, these WTI price levels remain supportive of our customers’ drilling and completion programs in the major shale basins. Additionally, WTI price levels have been impacted higher by the recent OPEC+ announcements following the end of the Current Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.65 versus an average of $4.66 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have reduced materially relative to the Prior Quarter and sustained reduced prices could impact activity levels in the near term.

Many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, has greatly improved over the year ended December 31, 2022 and through the Current Quarter.

While the financial health of the broader oil and gas industry has continued to improve, the potential inability of broader banking and other financial services firms to access liquidity, which has resulted in two U.S. bank failures and ongoing uncertainty regarding the going concern of certain banks, has resulted in significant disruptions to global markets. Central bank policy actions, bank failures and associated liquidity risks and other factors may negatively impact the value of our Class A and Class B common stock and that of our customers, and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

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

This multi-well pad development, combined with recent upstream acreage consolidation and the growing trends around the recycling and reuse applications of produced water provides a significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across the full completion and production lifecycle of wells. While these trends have advanced the most in the Permian Basin to date, they are emerging in other basins as well.

The increased reuse of produced water requires additional chemical treatment solutions. We have a dedicated team of specialists focused every day on developing and deploying innovative water treatment and reuse services for our customers. Our FluidMatch™ design solutions enable our customers to economically use these alternative sources to optimize their fluid systems by providing water profiling and fluid assessment services working towards real-time. This trend also supports more complex “on-the-fly” solutions that treat, proportion, and blend various streams of water and chemicals at the wellsite. This complexity favors service companies able to provide advanced technology solutions. Ultimately, we intend to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of key stakeholders.

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We are working to further commercialize our services in other businesses and industries through our industrial solutions group.

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Oilfield Chemicals.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s infrastructure assets, including operations associated with our water sourcing and pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and SWDs, as well as solids disposal facilities, primarily serving E&P companies.
●	Oilfield Chemicals. The Oilfield Chemicals segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate the majority of our revenue through our water-management services associated with well completions as well as ongoing produced water management, provided through our Water Services and Water Infrastructure segments. The majority of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

We also generate revenue by providing completion and specialty chemicals through our Oilfield Chemicals segment. We invoice the majority of our Oilfield Chemicals customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as customer needs arise.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $138.2 million and $104.0 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $78.2 million and $57.3 million for the Current Quarter and Prior Quarter, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $83.2 million and $71.1 million for the Current Quarter and Prior Quarter, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $32.6 million and $23.9 million for the Current Quarter and Prior Quarter, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment and abandonment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, nonrecurring compensation expense, non-cash compensation expense, and nonrecurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Between January 2022 and March 2023, we completed three business combinations, three asset acquisitions and the buyout of all noncontrolling interests in a recycling system joint venture. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$228,597	$163,606	$64,991	39.7%
Water Infrastructure	101,547	58,554	42,993	73.4%
Oilfield Chemicals	86,448	72,609	13,839	19.1%
Total revenue	416,592	294,769	121,823	41.3%

Costs of revenue
Water Services	181,699	137,046	44,653	32.6%
Water Infrastructure	72,576	44,378	28,198	63.5%
Oilfield Chemicals	69,709	62,163	7,546	12.1%
Depreciation and amortization	32,943	26,500	6,443	24.3%
Total costs of revenue	356,927	270,087	86,840	32.2%
Gross profit	59,665	24,682	34,983	141.7%

Operating expenses
Selling, general and administrative	35,829	28,315	7,514	26.5%
Depreciation and amortization	595	567	28	4.9%
Impairments and abandonments	11,166	—	11,166	NM
Lease abandonment costs	76	91	(15)	(16.5)%
Total operating expenses	47,666	28,973	18,693	64.5%
Income (loss) from operations	11,999	(4,291)	16,290	379.6%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	2,911	1,653	1,258	76.1%
Interest expense, net	(1,483)	(720)	(763)	106.0%
Foreign currency (loss) gain, net	(4)	3	(7)	NM
Bargain purchase gain	—	11,434	(11,434)	NM
Other	846	249	597	NM
Income before income tax expense	14,269	8,328	5,941	71.3%
Income tax expense	(198)	(214)	16	NM
Equity in losses of unconsolidated entities	(366)	(129)	(237)	NM
Net income	$13,705	$7,985	$5,720	71.6%

Revenue

Our revenue increased $121.8 million, or 41.3%, to $416.6 million for the Current Quarter compared to $294.8 million for the Prior Quarter. This increase was composed of a $65.0 million increase in Water Services revenue, a $43.0 million increase in Water Infrastructure revenue and a $13.8 million increase in Oilfield Chemicals revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Nuverra, Breakwater and Cypress acquisitions. For the Current Quarter, our Water Services, Water Infrastructure and Oilfield Chemicals constituted 54.8%, 24.4% and 20.8% of our total revenue, respectively, compared to 55.5%, 19.9% and 24.6%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $65.0 million, or 39.7%, to $228.6 million for the Current Quarter compared to $163.6 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. The increase was also impacted by incremental revenue contributed by the Nuverra and Breakwater acquisitions.

Water Infrastructure. Revenue increased by $43.0 million, or 73.4%, to $101.5 million for the Current Quarter compared to $58.6 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter, as well as by incremental revenue contributed by the Nuverra, Breakwater, Cypress and other asset acquisitions.

Oilfield Chemicals. Revenue increased $13.8 million, or 19.1%, to $86.4 million for the Current Quarter compared to $72.6 million for the Prior Quarter. The increase was primarily attributable to higher demand for our services in comparison to the Prior Quarter and was not directly impacted by acquisition activity.

Costs of Revenue

Costs of revenue increased $86.8 million, or 32.2%, to $356.9 million for the Current Quarter compared to $270.1 million for the Prior Quarter. The increase was primarily composed of a $44.7 million increase in Water Services costs, a $28.2 million increase in Water Infrastructure costs, and a $7.5 million increase in Oilfield Chemicals costs due to supporting the higher revenue-producing activity discussed above.

Water Services. Costs of revenue increased $44.7 million, or 32.6%, to $181.7 million for the Current Quarter compared to $137.0 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 83.8% to 79.5% due primarily to higher pricing for our services and economies of scale from higher revenue activity.

Water Infrastructure. Costs of revenue increased $28.2 million, or 63.5%, to $72.6 million for the Current Quarter compared to $44.4 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 75.8% to 71.5% due primarily to a higher relative contribution of high-margin disposal revenue as well as increased water treatment and recycling margins, which were favorably impacted by the Breakwater acquisition.

Oilfield Chemicals. Costs of revenue increased $7.5 million, or 12.1%, to $69.7 million for the Current Quarter compared to $62.2 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 85.6% to 80.6% due primarily to picking up additional higher-margin market share within our portfolio of products.

Depreciation and Amortization. Depreciation and amortization expense increased $6.4 million, or 24.3%, to $32.9 million for the Current Quarter compared to $26.5 million for the Prior Quarter, due primarily to a higher fixed asset base related to acquisitions occurring after December 31, 2021.

Gross Profit

Gross profit was $59.7 million for the Current Quarter compared to $24.7 million for the Prior Quarter due primarily to higher revenue in all three segments resulting from increased activity levels and pricing. Gross profit increased by $20.3 million, $14.8 million and $6.3 million in our Water Services, Water Infrastructure and Oilfield Chemicals segments, respectively. Partially offsetting the increase in gross profit was a $6.4 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 14.3% and 8.4% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.5 million, or 26.5%, to $35.8 million for the Current Quarter compared to $28.3 million for the Prior Quarter. The increase was due primarily to $2.1 million higher wages, associated payroll taxes and employer 401(k) match contributions, a $1.6 million increase in business development costs, a $1.4 million increase in bad debt expense, a $1.1 million increase in incentive and equity-based compensation cost, $0.8 million in rebranding costs, $0.5 million higher information technology costs, $0.5 million in higher contract labor and $1.2 million from a combination of other expenses partially offset by a $1.2 million decrease in insurance costs and a $0.5 million decrease in vehicle lease costs.

Impairments and Abandonments

$11.1 million of trademark abandonment was recorded in the Oilfield Chemicals segment during the Current Quarter. Also, $0.1 million of impairment was recorded in our Water Services segment to write-off the remaining value of a cost-method investment.

Net Interest Expense

Net interest expense increased by $0.8 million, or 106.0%, to $1.5 million for the Current Quarter compared to $0.7 million in the Prior Quarter due primarily to higher interest expense due to borrowings in the Current Quarter.

Bargain Purchase Gain

A bargain purchase gain of $11.4 million in the Prior Quarter was comprised of $11.8 million related to the Nuverra Acquisition and ($0.4) million in adjustments related to acquisitions in 2021.

Net Income

Net Income increased by $5.7 million, or 71.6%, to $13.7 million for the Current Quarter compared to $8.0 million for the Prior Quarter, driven primarily by increased revenue, including contributions from our recent acquisitions, while also being negatively impacted in the Current Quarter by the trademark abandonment referenced above.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment and abandonment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains) and plus/(minus) losses/(gains) on unconsolidated entities less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2023	2022

	(in thousands)
Net income	$13,705	$7,985
Interest expense, net	1,483	720
Income tax expense	198	214
Depreciation and amortization	33,538	27,067
EBITDA	48,924	35,986
Non-cash compensation expenses	2,964	3,275
Non-cash loss on sale of assets or subsidiaries(1)	823	520
Non-recurring transaction costs(2)	2,881	3,617
Lease abandonment costs	76	91
Impairments and abandonments	11,166	—
Bargain purchase gain	—	(11,434)
Equity in losses of unconsolidated entities	366	129
Foreign currency loss (gain), net	4	(3)
Adjusted EBITDA	$67,204	$32,181
(1)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(2)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $48.9 million for the Current Quarter compared to $36.0 million for the Prior Quarter. The $12.9 million increase in EBITDA was driven primarily by an increase of $41.4 million in gross profit partially offset by a $11.4 million bargain purchase gain in the Prior Quarter, trademark abandonment costs of $11.1 million in the Current Quarter and a $7.5 million increase in selling, general and administrative in the Current Quarter. Adjusted EBITDA was $67.2 million for the Current Quarter compared to $32.2 million for the Prior Quarter. The $35.0 million increase is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. As of March 31, 2023, we had $75.5 million of outstanding bank debt, approximately $159.2 million of available borrowing capacity under our Sustainability-Linked Credit Facility, and cash and cash equivalents of $6.0 million. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

We prioritize sustained positive free cash flow and a strong balance sheet and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations and borrowings under our Sustainability-Linked Credit Facility. For a discussion of the Sustainability-Linked Credit Facility, see “—Sustainability-Linked Credit Facility” below. Although we cannot provide any assurance, we believe that our current cash balance, operating cash flow and available borrowings under our Sustainability-Linked Credit Facility will be sufficient to fund our operations for at least the next twelve months. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global markets, ESG matters and other factors, many of which are beyond our control. In this regard, the inability of banking and other financial services firms to access liquidity, which has resulted in two U.S. bank failures and ongoing uncertainty regarding the going concern of certain banks, has resulted in significant disruptions to global markets. Central bank policy actions, bank failures and associated liquidity risks and other factors may negatively impact the value of our Class A and Class B common stock and that of our customers and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and units in SES Holdings, LLC (along with Class B shares), respectively. This resulted in a financing outflow of $6.2 million in the Current Quarter, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of March 31, 2023, cash and cash equivalents totaled $6.0 million, and we had approximately $159.2 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of March 31, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $257.3 million, we had $75.5 million in outstanding borrowings and outstanding letters of credit totaled $22.6 million. As of May 1, 2023, we had $104.0 million in outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $260.6 million, the outstanding letters of credit totaled $22.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $134.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Net cash used in operating activities	$(18,016)	$(18,550)	$534	2.9%
Net cash used in investing activities	(30,579)	(91)	(30,488)	(33503.3)%
Net cash provided by (used in) financing activities	47,304	(39,768)	87,072	218.9%
Subtotal	(1,291)	(58,409)
Effect of exchange rate changes on cash and cash equivalents	(3)	7	(10)	NM
Net decrease in cash, cash equivalents and restricted cash	$(1,294)	$(58,402)

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2023 and 2022

Operating Activities. Net cash used in operating activities was $18.0 million for the Current Quarter, compared to $18.6 million in the Prior Quarter. The $0.5 million improvement is comprised of an increase of $34.2 million of net income combined with non-cash adjustments, partially offset by $33.7 million of increased working capital primarily due to the timing of billing and collecting trade receivables connected with increased revenue.

Investing Activities. Net cash used in investing activities was $30.6 million for the Current Quarter, compared to $0.1 million for the Prior Quarter. The $30.5 million increase in net cash used in investing activities was due primarily to an increase of $16.4 million spent for acquisitions, net of cash and restricted cash received, a $12.4 million increase in purchases of property and equipment and a $5.4 million decrease in proceeds received from sales of property and equipment partially offset by a decrease of $3.5 million in investments made in non-controlled entities.

Financing Activities. Net cash provided by financing activities was $47.3 million for the Current Quarter compared to net cash used in financing activities of $39.8 million for the Prior Quarter. The $87.1 million increase in net cash provided by (used in) financing activities was due primarily to borrowings net of debt repayments increasing $78.3 million, an $8.0 million decrease in repurchases of shares of Class A common stock, $5.0 million of cash received from a noncontrolling interest holder in the Current Quarter and $2.0 million in debt issuance costs paid in the Prior Quarter partially offset by $6.2 million in dividends paid during the Current Quarter.

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2022 Form 10-K for operating lease obligations as of December 31, 2022 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of March 31, 2023.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2022 Form 10-K.

Recent Accounting Pronouncements

None.

Off-Balance-Sheet Arrangements

As of March 31, 2023, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; war, economic sanctions and other constraints to global trade and economic growth; central bank policy actions, bank failures and associated liquidity risks; announcements and actions taken by the members of OPEC+ with respect to oil production levels; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g. wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; global health events, such as the COVID-19 pandemic; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of March 31, 2023, we had $75.5 million in outstanding borrowings under our Sustainability-Linked Credit Facility. As of May 1, 2023, we had $104.0 million in outstanding borrowings and $134.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. The annualized effect of a one percentage point change in our floating interest rates on our variable rate indebtedness outstanding at March 31, 2023 would result in a $0.8 million change in interest expense.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risks that we believe are applicable to our business and the industry in which we operate. These risks are described elsewhere in this report or our other filings with the SEC, including the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K. If any of the risks and uncertainties described within our Annual Report on Form 10-K or this Quarterly Report actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 1,231,996 shares purchased in the open market pursuant to a repurchase plan, and 425,207 shares purchased to satisfy tax withholding obligations related to restricted stock and the cashless exercise of options previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs(1)
January 1, 2023 to January 31, 2023	—	$—	—	$8,596,156
February 1, 2023 to February 28, 2023	281,929	$7.39	—	$8,596,156
March 1, 2023 to March 31, 2023	1,375,274	$6.44	1,231,996	$50,876,032

(1) As of December 31, 2022, we had $8.6 million of remaining authorization outstanding under our previous $25 million authorization. On March 21, 2023, we announced a new additional share repurchase program under which we may repurchase up to $50 million of outstanding shares of Class A common stock. This new authorization was in addition to the $5.1 million remaining outstanding under our previous $25 million authorization, as of March 21, 2023. We are not obligated to purchase any shares under the repurchase program and repurchases may be suspended or discontinued at any time without prior notice.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT ENERGY SERVICES, INC.

Date: May 3, 2023	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 3, 2023	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer