Form 10-Q
period 2023-06-30
Select Water Solutions, Inc.
filed 2023-08-03
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-38066

SELECT WATER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State of incorporation)	(IRS Employer Identification Number)

1233 W. Loop South, Suite 1400 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)

(713) 235-9500

(Registrant’s telephone number, including area code)

Select Energy Services, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2023, the registrant had 103,779,577 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

SELECT WATER SOLUTIONS, INC.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress resulting from sustained Russia-Ukraine war and related economic sanctions, rising interest rates, and potential energy insecurity in Europe which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources;
●	the impact of central bank policy actions and disruptions in the bank and capital markets, including those resulting from bank failures and the inability to access liquidity by banking and financial services firms;
●	the severity and duration of world health events, including the recent coronavirus (“COVID-19”) pandemic and associated repercussions, including actions taken by governmental authorities and other third parties in response thereto, and operational challenges to supply and demand for oil and natural gas and the economy generally;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;

●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	growing demand for electric vehicles that may result in reduced demand for gasoline and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of sustained increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war and/or political instability in the Middle East;
●	accidents, weather, natural disasters or other events affecting our business; and

●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,562	$7,322
Accounts receivable trade, net of allowance for credit losses of $5,961 and $4,918, respectively	430,765	429,983
Accounts receivable, related parties	290	5,087
Inventories	42,893	41,164
Prepaid expenses and other current assets	36,483	34,380
Total current assets	520,993	517,936
Property and equipment	1,120,626	1,084,005
Accumulated depreciation	(609,392)	(584,451)
Total property and equipment, net	511,234	499,554
Right-of-use assets, net	41,923	47,662
Goodwill	4,683	—
Other intangible assets, net	125,514	138,800
Other long-term assets, net	22,745	18,901
Total assets	$1,227,092	$1,222,853
Liabilities and Equity
Current liabilities
Accounts payable	$47,387	$61,539
Accrued accounts payable	75,872	67,462
Accounts payable and accrued expenses, related parties	3,057	3,305
Accrued salaries and benefits	24,613	28,686
Accrued insurance	17,714	26,180
Sales tax payable	3,655	3,056
Accrued expenses and other current liabilities	19,301	23,292
Current operating lease liabilities	16,162	17,751
Current portion of finance lease obligations	15	19
Total current liabilities	207,776	231,290
Long-term operating lease liabilities	40,712	46,388
Long-term debt	65,000	16,000
Other long-term liabilities	49,651	45,447
Total liabilities	363,139	339,125
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 103,799,815 shares issued and outstanding as of June 30, 2023; 350,000,000 shares authorized and 109,389,528 shares issued and outstanding as of December 31, 2022	1,038	1,094
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2023 and December 31, 2022	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,023,370	1,075,915
Accumulated deficit	(278,732)	(311,194)
Total stockholders’ equity	745,838	765,977
Noncontrolling interests	118,115	117,751
Total equity	863,953	883,728
Total liabilities and equity	$1,227,092	$1,222,853

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Water Services	$264,597	$230,502	$539,275	$429,122
Water Infrastructure	55,277	25,778	110,743	49,318
Chemical Technologies	84,754	79,623	171,202	152,232
Total revenue	404,628	335,903	821,220	630,672
Costs of revenue
Water Services	206,576	187,675	426,517	353,391
Water Infrastructure	34,392	15,324	68,726	31,032
Chemical Technologies	67,303	67,988	137,012	130,151
Other	—	1	—	1
Depreciation and amortization	35,183	29,253	68,126	55,753
Total costs of revenue	343,454	300,241	700,381	570,328
Gross profit	61,174	35,662	120,839	60,344
Operating expenses
Selling, general and administrative	34,335	26,695	70,164	55,010
Depreciation and amortization	739	526	1,334	1,093
Impairments and abandonments	356	—	11,522	—
Lease abandonment costs	9	162	85	253
Total operating expenses	35,439	27,383	83,105	56,356
Income from operations	25,735	8,279	37,734	3,988
Other income (expense)
(Loss) gain on sales of property and equipment and divestitures, net	(1,246)	731	1,665	2,384
Interest expense, net	(2,042)	(494)	(3,525)	(1,214)
Foreign currency gain (loss), net	1	(6)	(3)	(3)
Bargain purchase gain	—	5,607	—	17,041
Other	872	875	1,718	1,124
Income before income tax expense	23,320	14,992	37,589	23,320
Income tax expense	(387)	(182)	(585)	(396)
Equity in losses of unconsolidated entities	(372)	(229)	(738)	(358)
Net income	22,561	14,581	36,266	22,566
Less: net income attributable to noncontrolling interests	(2,446)	(2,078)	(3,804)	(3,261)
Net income attributable to Select Water Solutions, Inc.	$20,115	$12,503	$32,462	$19,305

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.20	$0.13	$0.31	$0.21
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.20	$0.13	$0.31	$0.20
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$22,561	$14,581	$36,266	$22,566
Comprehensive income	22,561	14,581	36,266	22,566
Less: comprehensive income attributable to noncontrolling interests	(2,446)	(2,078)	(3,804)	(3,261)
Comprehensive income attributable to Select Water Solutions, Inc.	$20,115	$12,503	$32,462	$19,305

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	6,744	—	6,744	1,029	7,773
Issuance of restricted shares	1,460,944	15	—	—	1,330	—	1,345	(1,345)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(6,950,850)	(70)	—	—	(49,505)	—	(49,575)	(54)	(49,629)
Restricted shares forfeited	(51,119)	(1)	—	—	(47)	—	(48)	48	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	153	153
NCI income tax adjustment	—	—	—	—	59	—	59	(59)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(10,300)	—	(10,300)	—	(10,300)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(425)	—	(425)	—	(425)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(1,622)	(1,622)
Net income	—	—	—	—	—	32,462	32,462	3,804	36,266
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	3,140	—	—	—	24	—	24	1	25
Equity-based compensation	—	—	—	—	6,189	—	6,189	1,030	7,219
Issuance of restricted shares	2,529,231	25	—	—	2,220	—	2,245	(2,245)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	4,203,323	42	—	—	34,456	—	34,498	1,356	35,854
Repurchase of common stock	(2,754,923)	(27)	—	—	(19,841)	—	(19,868)	(436)	(20,304)
Restricted shares forfeited	(63,118)	(1)	—	—	(56)	—	(57)	57	—
NCI income tax adjustment	—	—	—	—	27	—	27	(24)	3
Net income	—	—	—	—	—	19,305	19,305	3,261	22,566
Balance as of June 30, 2022	98,160,573	$982	16,221,101	$162	$974,066	$(340,167)	$635,043	$106,102	$741,145

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2023	108,981,323	$1,090	16,221,101	$162	$1,063,149	$(298,847)	$765,554	$117,781	$883,335
Equity-based compensation	—	—	—	—	4,163	—	4,163	646	4,809
Issuance of restricted shares	185,085	2	—	—	175	—	177	(177)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(5,293,647)	(54)	—	—	(38,486)	—	(38,540)	(155)	(38,695)
Restricted shares forfeited	(24,258)	—	—	—	(22)	—	(22)	23	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
NCI income tax adjustment	—	—	—	—	48	—	48	(48)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,042)	—	(5,042)	—	(5,042)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(214)	—	(214)	—	(214)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	20,115	20,115	2,446	22,561
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2022	98,111,119	$981	16,221,101	$162	$971,282	$(352,670)	$619,755	$103,637	$723,392
ESPP shares issued	1,591	—	—	—	13	—	13	—	13
Equity-based compensation	—	—	—	—	3,384	—	3,384	560	3,944
Issuance of restricted shares	191,436	2	—	—	171	—	173	(173)	—
Repurchase of common stock	(94,595)	—	—	—	(761)	—	(761)	(27)	(788)
Restricted shares forfeited	(48,978)	(1)	—	—	(43)	—	(44)	44	—
NCI income tax adjustment	—	—	—	—	20	—	20	(17)	3
Net income	—	—	—	—	—	12,503	12,503	2,078	14,581
Balance as of June 30, 2022	98,160,573	$982	16,221,101	$162	$974,066	$(340,167)	$635,043	$106,102	$741,145

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$36,266	$22,566
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	69,460	56,846
Gain on disposal of property and equipment and divestitures	(1,665)	(2,384)
Equity in losses of unconsolidated entities	738	358
Bad debt expense	2,831	1,263
Amortization of debt issuance costs	244	417
Inventory adjustments	442	189
Equity-based compensation	7,773	7,219
Impairments and abandonments	11,522	—
Bargain purchase gain	—	(17,041)
Unrealized loss on short-term investment	—	40
Other operating items, net	(904)	(478)
Changes in operating assets and liabilities
Accounts receivable	(3,614)	(89,653)
Prepaid expenses and other assets	(7,184)	5,620
Accounts payable and accrued liabilities	(31,960)	7,570
Net cash provided by (used in) operating activities	83,949	(7,468)
Cash flows from investing activities
Purchase of property and equipment	(67,235)	(30,976)
Purchase of equity-method investments	(500)	(4,267)
Collection of note receivable	—	184
Distribution from cost method investment	—	60
Acquisitions, net of cash and restricted cash received	(13,418)	5,857
Proceeds received from sales of property and equipment	9,801	17,683
Other	—	(429)
Net cash used in investing activities	(71,352)	(11,888)
Cash flows from financing activities
Borrowings from revolving line of credit	105,250	30,000
Payments on revolving line of credit	(56,250)	(30,000)
Payments on current and long-term debt	—	(18,780)
Payments of finance lease obligations	(10)	(103)
Payment of debt issuance costs	—	(2,144)
Dividends and distributions paid	(12,086)	—
Proceeds from share issuance	—	25
Distributions to noncontrolling interests	(1,581)
Contributions from noncontrolling interests	4,950	—
Repurchase of common stock	(49,629)	(19,695)
Net cash used in financing activities	(9,356)	(40,697)
Effect of exchange rate changes on cash	(1)	(6)
Net increase (decrease) in cash and cash equivalents	3,240	(60,059)
Cash and cash equivalents, beginning of period	7,322	85,801
Cash and cash equivalents, end of period	$10,562	$25,742
Supplemental cash flow disclosure:
Cash paid for interest	$3,144	$817
Cash paid (refunds received) for income taxes, net	$1,473	$(497)
Supplemental disclosure of noncash investing activities:
(Recoupment) issuance of shares for acquisitions	$(410)	$35,854
Conversion of notes receivable to equity-method investment	$—	$4,442
Capital expenditures included in accounts payable and accrued liabilities	$29,527	$20,214

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Water Solutions, Inc. (“we,” “Select Inc.” or the “Company”), formerly Select Energy Services, Inc., was incorporated as a Delaware corporation on November 21, 2016. On May 8, 2023, Select Energy Services, Inc.’s Fifth Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware which, among other things, changed the name of the company from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect its strategic focus as a water-focused company. We retained our stock ticker “WTTR” trading on the New York Stock Exchange. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

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

Class A and Class B common stock:  As of June 30, 2023, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2023 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2022 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on February 22, 2023, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of June 30, 2023, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of June 30,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2023	2022

				(in thousands)
21% minority interest	2020	Equity-method	Other long-term assets, net	$4,378	$4,686
40% minority interest	2021	Equity-method	Other long-term assets, net	4,482	4,985
47% minority interest	2021	Equity-method	Other long-term assets, net	4,019	3,446

Dividends: During the Current Period, the Company paid $10.3 million in dividends accounted for as a reduction to additional paid-in capital, $1.6 million of distributions accounted for as a reduction to noncontrolling interests and $0.2 million as a reduction to accrued expenses and other current liabilities. As of June 30, 2023, the Company had a $0.5 million dividends payable balance included in accrued expenses and other current liabilities and other long-term liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s current reportable segments are Water Services, Water Infrastructure, and Chemical Technologies. See “Note 16—Segment Information” for additional information.

Effective June 1, 2023, our CODM began to strategically view and manage certain water sourcing and transfer operations, previously included in our Water Infrastructure segment, as part of our Water Services segment. These changes were driven by a number of factors, including the preponderance of our water sourcing business that integrates with our water transfer operations, the continued transition of completions water demand from fresh and brackish water to recycled water, as well as the diversifying demand for these water transfer services beyond the immediate vicinity of our pipeline infrastructure. Due to these changes, the Water Services segment management is best suited to manage these operations and due to their expertise, we anticipate more efficient sharing and utilization of resources and to realize potential synergies. Prior periods have been recast to include the water sourcing and transfer operations within the Water Services segment and remove the results of those operations from the Water Infrastructure segment.

Concurrently, the Company has also decided to rename its Oilfield Chemicals segment as Chemical Technologies. This change is based on a number of factors including the continued success of our chemicals business towards delivering customized, specialty chemicals products developed through our own research and development efforts, the de-emphasis of certain traditional commoditized chemistry products within the oil and gas industry, as well as the continued investments in time and resources we are making to manufacture and sell our specialty chemical products into non-oilfield industrial-related applications. We believe these segment changes better align the business with the current and future state of the Company’s operations and capital allocation and strategic objectives. This change is a naming convention only change that did not impact any current year or prior year numbers.

The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving exploration and production (“E&P”) companies. Additionally, this segment includes the operations of our accommodations and rentals business.

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.

The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2023
(in thousands)
Balance as of December 31, 2022	$4,918
Increase to allowance based on a percentage of revenue	1,641
Adjustment based on aged receivable analysis	1,140
Charge-offs	(1,746)
Recoveries	8
Balance as of June 30, 2023	$5,961

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2023
(in thousands)
Balance as of December 31, 2022	$43,576
Accretion expense, included in depreciation and amortization expense	510
Acquired AROs	975
Divested	(646)
Payments	(3,419)
Balance as of June 30, 2023	$40,996

Short-term ARO liability	895
Long-term ARO liability	40,101
Balance as of June 30, 2023	$40,996

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$78	$48	$155	$164
Sublease income	Lease abandonment costs and Costs of revenue	456	361	840	707

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.5 million, $0.7 million, $3.1 million and $1.2 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Recent accounting pronouncements: In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company adopted this ASU in the Current Quarter and it had no impact on its consolidated financial statements.

NOTE 3—ACQUISITIONS

Business combinations

Asset Acquisitions

During the Current Period, Select acquired certain assets, revenue-producing contracts and associated liabilities, primarily in the Permian Basin, from multiple entities for $13.4 million inclusive of $0.2 million of acquisition-related costs. The allocation of the purchase price for these assets was a combined $11.6 million in property and equipment, $1.0 million in water inventory, $1.9 million in customer relationships and $1.1 million in asset retirement obligations and other liabilities. Many of the assets acquired are adjacent to the Big Spring Recycling System (“BSRS”), with connectivity into BSRS providing future revenue and cost synergies.

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

The Breakwater Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company has engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have not been finalized as of June 30, 2023. Management currently estimates that the total consideration paid exceeds the fair value of the net assets acquired by $4.7 million, with the excess recorded as goodwill. The goodwill recognized was impacted by the ability to connect Breakwater’s infrastructure with the Company’s infrastructure and expand revenue-producing capabilities and market share. The acquired goodwill is deductible for tax purposes. The business combination accounting is preliminary due to the continuing efforts to validate the working capital acquired, the existence and condition of the property and equipment acquired as well as the value assigned to the intangible assets. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.2 million and $1.6 million of transaction-related costs related to this acquisition in the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Preliminary purchase price allocation	As Reported as of December 31, 2022	Current Period Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (9,181,144 shares)(1)	$88,598	$(410)	$88,188
Cash paid	16,701	—	16,701
Total consideration transferred	105,299	(410)	104,889
Less: identifiable assets acquired and liabilities assumed
Working capital	22,633	(189)	22,444
Property and equipment	78,912	(9,406)	69,506
Right-of-use assets	180	—	180
Customer relationships	35,558	4,502	40,060
Other long-term assets	120	—	120
Long-term debt	(1,979)	—	(1,979)
Long-term lease liabilities	(125)	—	(125)
Noncontrolling interest(2)	(30,000)	—	(30,000)
Total identifiable net assets acquired	105,299	(5,093)	100,206
Goodwill	—	4,683	4,683
Fair value allocated to net assets acquired	$105,299	$(410)	$104,889
(1)	During the Current Period, the parties agreed that 46,888 shares of Class A common stock would be returned to Select related to working capital adjustments. These shares were cancelled during the Current Quarter.
(2)	The noncontrolling interests acquired on November 1, 2022 were subsequently purchased on December 2, 2022, thereby giving the Company 100% ownership of BSRS.

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

The Cypress Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of March 31, 2023. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. The Company incurred zero and less than $0.1 million of transaction-related costs related to this acquisition in the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of June 30, 2023, the Company had fourteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the Topic 606 standard in place for these segments. As of June 30, 2023 and December 31, 2022, the Company had no contract assets or contract liabilities.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2023, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $22.0 million, $17.6 million, $43.8 million and $33.2 million respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2023, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Geographic Region
Permian Basin	$192,486	$149,640	$390,516	$286,124
Rockies	60,398	38,139	107,945	71,617
Eagle Ford	46,160	40,438	93,813	73,292
Marcellus/Utica	42,313	33,924	84,486	57,753
Mid-Continent	26,140	31,526	54,161	60,790
Haynesville/E. Texas	20,394	26,304	45,089	52,779
Bakken	18,436	18,546	49,647	31,997
Eliminations and other regions	(1,699)	(2,614)	(4,437)	(3,680)
Total	$404,628	$335,903	$821,220	$630,672

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 69%, 67%, 68% and 69% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Bakken and Rockies which collectively comprised 79%, 67%, 77% and 74% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 92%, 75%, 89% and 69% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
Raw materials	$23,235	$20,518
Finished goods	19,658	20,646
Total	$42,893	$41,164

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.4 million, $0.3 million, $0.4 million and $0.2 million, respectively, which were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.6 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$668,186	$675,505
Buildings and leasehold improvements	147,505	145,223
Gathering and disposal infrastructure	89,094	87,568
Pipelines	72,829	72,829
Vehicles and equipment	22,376	27,850
Land	23,755	24,159
Computer equipment and software	5,498	6,765
Office furniture and equipment	772	1,183
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	47	58
Computer equipment and software - finance lease	56	56
Construction in progress	89,989	42,290
	1,120,626	1,084,005
Less accumulated depreciation(1)	(609,392)	(584,451)
Total property and equipment, net	$511,234	$499,554
(1)	Includes $0.6 million of accumulated depreciation related to finance leases as of both June 30, 2023 and December 31, 2022.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Category
Depreciation expense from property and equipment	$30,877	$26,751	$60,393	$50,704
Amortization expense from finance leases	4	41	9	101
Amortization expense from intangible assets	4,787	2,720	8,548	5,445
Accretion expense from asset retirement obligations	254	267	510	596
Total depreciation and amortization	$35,922	$29,779	$69,460	$56,846

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $4.7 million of goodwill in connection with the Breakwater Acquisition in the Current Quarter. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist. See “Note 3—Acquisitions” for additional information on the Current Period preliminary purchase price adjustments.

The changes in the carrying amounts of goodwill by reportable segment as of June 30, 2023 and December 31, 2022 are as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2022	$—	$—	$—
Additions	1,438	3,245	4,683
Balance as of June 30, 2023	$1,438	$3,245	$4,683

On February 21, 2023, the Company announced a rebranding initiative that occurred during the first half of 2023. As a result of this initiative, our existing trademarks are no longer considered indefinite-lived and will be measured for abandonment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The rebranding announcement qualifies as a triggering event, and the Company tested the existing trademarks for abandonment. This evaluation included significant judgment, including discount rates based on our weighted-average cost of capital and the royalty rate. This resulted in $11.1 million of abandonment expense to trademarks using the relief-from-royalty method, which was recorded in the Chemical Technologies segment within impairments and abandonments on the accompanying consolidated statements of operations.

The components of other intangible assets, net as of June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023				As of December 31, 2022
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Abandonment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$164,600	$—	$(54,607)	$109,993	$158,232	$(48,123)	$110,109
Patents and other intellectual property	12,772	—	(6,395)	6,377	12,772	(5,701)	7,071
Trademarks	14,360	(11,106)	(1,301)	1,953	—	—	—
Other	2,803	—	(2,643)	160	2,803	(2,574)	229
Total definite-lived	194,535	(11,106)	(64,946)	118,483	173,807	(56,398)	117,409
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	—	—	—	—	14,360	—	14,360
Total indefinite-lived	7,031	—	—	7,031	21,391	—	21,391
Total other intangible assets, net	$201,566	$(11,106)	$(64,946)	$125,514	$195,198	$(56,398)	$138,800

The weighted-average amortization period for customer relationships, patents and other intellectual property, other definite-lived assets and trademarks was 9.5 years, 5.0 years, 1.2 years and 0.5 years, respectively, as of June 30, 2023. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2023	$9,383
Year ending December 31, 2024	14,676
Year ending December 31, 2025	14,513
Year ending December 31, 2026	14,425
Year ending December 31, 2027	13,923
Thereafter	51,563
Total	$118,483

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

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either the (a) one- or three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Sustainability-Linked Credit Facility) or (b) the greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Sustainability-Linked Credit Facility will bear interest at 2.00% plus the otherwise applicable interest rate. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Restatement Date.

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

The Company had $65.0 million outstanding under the Sustainability-Linked Credit Facility as of June 30, 2023 and $16.0 million outstanding as of December 31, 2022. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of June 30, 2023 was 9.20%. As of June 30, 2023 and December 31, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $269.7 million and $245.0 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $22.6 million and $22.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $182.1 million as of June 30, 2023.

The principal maturities of debt outstanding on June 30, 2023 were as follows:

Year Ending December 31,	Debt Maturities
(in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	65,000
Total	$65,000

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, were $1.8 million and $2.1 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million, $0.1 million, $0.2 million and $0.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2023.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 1.8 million shares available to be issued as of June 30, 2023. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

On February 23, 2022, the Company assumed the Nuverra Environmental Solutions, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”), and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors (the “2018 Plan” and, together with the 2017 Plan, the “Assumed Plans”) and certain equity awards outstanding under the Assumed Plans in connection with the Company’s previously completed acquisition of Nuverra Environmental Solutions, Inc. (the “Nuverra Acquisition”). Under the 2017 Plan, the Company may grant to certain eligible participants who were employees, directors or other service providers of Nuverra prior to the Nuverra Acquisition options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards, performance awards, or any combination of the foregoing, with respect to up to 1,772,058 shares of Nuverra common stock. Under the 2018 Plan, the Company may grant to certain eligible participants who were directors of Nuverra prior to the Nuverra Acquisition restricted stock awards with respect to up to 100,000 shares of Nuverra common stock. The shares remaining available for issuance under the Assumed Plans were converted into shares of the Company’s Class A common stock at a conversion rate of one Nuverra share to 0.2551 shares of the Company’s Class A common stock such that at the time of the Nuverra Acquisition an aggregate of 131,110 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2017 Plan and an aggregate of 24,984 shares of the Company’s Class A common stock was available for issuance with respect to assumed awards and future awards under the 2018 Plan. No awards have been granted under these legacy Nuverra Assumed Plans.

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of June 30, 2023, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Stock Option Awards

The Company has outstanding stock option awards as of June 30, 2023 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2023
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,666,872	$17.10	4.2	$353
Expired	(2,900)	34.41
Ending balance, outstanding	1,663,972	$17.07	3.7	$—
Ending balance, exercisable	1,663,972	$17.07	3.7	$—
Nonvested as of June 30, 2023	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $8.10 and $9.24 as of June 30, 2023 and December 31, 2022, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $4.1 million, $3.9 million, $8.0 million and $6.7 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2023, there was $21.5 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2023
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2022	4,237,715	$7.36
Granted	1,460,944	7.39
Vested	(1,551,105)	7.53
Forfeited	(51,119)	7.37
Nonvested as of June 30, 2023	4,096,435	$7.31

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

The fair value on the date the PSUs were granted during 2023, 2022 and 2021 was $5.1 million, $5.0 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense (credit) of $0.7 million, $0.1 million, ($0.2) million and $0.6 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2023, the unrecognized compensation cost related to our unvested PSUs is estimated to be $7.1 million and is expected to be recognized over a weighted-average period of 2.4 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of June 30, 2023:

PSUs
Nonvested as of December 31, 2022	1,860,734
Target shares granted	793,416
Target shares forfeited (1)	(695,488)
Target shares outstanding as of June 30, 2023	1,958,662
(1)	All PSUs granted in 2020 did not achieve the respective performance targets and were forfeited.

Employee Stock Purchase Plan (ESPP)

The Company formerly had an Employee Stock Purchase Plan (“ESPP”) under which employees that have been continuously employed for at least one year may purchase shares of Class A common stock at a discount. On November 3, 2022, our board of directors approved an amendment to the ESPP, which suspended all offerings on or after December 1, 2022. Our board of directors reserves the right to recommence offerings pursuant to its discretion and the terms of the ESPP.

Share Repurchases

During the Current Quarter, the Company repurchased 5,255,494 shares of Class A common stock in the open market and 38,153 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $38.6 million and a decrease to Class A common stock of less than $53,000. In the Prior Quarter, the Company repurchased 94,595 shares of Class A common stock in connection with employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 6,487,490 shares of Class A common stock in the open market and 463,360 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $49.6 million and a decrease to Class A common stock of less than $70,000. In the Prior Period, the Company repurchased 2,297,985 shares of Class A common stock in the open market and repurchased 456,938 shares of Class A common stock in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2023 or the year ended December 31, 2022. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2023:

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Abandonment(2)

			(in thousands)
Six Months Ended June 30, 2023
Trademark	Non-recurring	March 31	$—	$—	$2,929	$14,360	$11,106
(1)	Amount represents carrying value at the date of assessment.
(2)	See “Note 7—Other Intangible Assets” for a discussion of the Trademark abandonment recorded in the Current Period.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2023 and December 31, 2022, due to the short-term nature of these instruments. The carrying value of debt as of June 30, 2023 and December 31, 2022 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.1 million and purchases from related-party vendors were $4.7 million. These purchases consisted of $3.2 million relating to the rental of certain equipment or other services used in operations, $1.1 million relating to property and equipment, $0.3 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

During the Prior Quarter, sales to related parties were $0.8 million and purchases from related-party vendors were $2.9 million. These purchases consisted of $2.4 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to management, consulting and other services and $0.2 million relating to property and equipment, inventory and consumables.

During the Current Period, sales to related parties were $0.4 million and purchases from related-party vendors were $8.5 million. These purchases consisted of $6.1 million relating to the rental of certain equipment or other services used in operations, $1.8 million relating to property and equipment, $0.5 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

During the Prior Period, sales to related parties were $1.1 million and purchases from related-party vendors were $5.5 million. These purchases consisted of $4.6 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to management, consulting and other services and $0.3 million relating to property and equipment, inventory and consumables.

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

On June 23, 2023, the Tax Receivable Agreements were amended to replace references to one year LIBOR with references to the 12-month term SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points, which is the benchmark replacement rate and additional margin that, under the Adjustable Interest Rate (LIBOR) Act of 2021, would have otherwise been inserted in place of references to LIBOR in the Tax Receivable Agreements following June 30, 2023.

The Company has not recognized a liability associated with the Tax Receivable Agreements as of June 30, 2023 or December 31, 2022.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Current income tax expense	$424	$204	$628	$445
Deferred income tax benefit	(37)	(22)	(43)	(49)
Total income tax expense	$387	$182	$585	$396
Effective Tax Rate	1.7%	1.2%	1.6%	1.7%

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,561	$4,167
Noncontrolling interests attributable to holders of Class B common stock	116,554	113,584
Total noncontrolling interests	$118,115	$117,751

During the Current Period, the Company received a $5.0 million cash contribution from a noncontrolling interest for business development. Additionally, the Company divested a formerly consolidated joint venture resulting in a $1.6 million reduction to noncontrolling interest. Further, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Six months ended June 30,
	2023	2022

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$32,462	$19,305
Transfers from (to) noncontrolling interests:
Increase (decrease) in additional paid-in capital as a result of issuing shares for business combinations	9	(1,356)
Decrease in additional paid-in capital as a result of stock option exercises	—	(24)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,297	2,188
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	54	436
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	—	(1)
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$33,822	$20,548

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,663,972 1,846,578, 1,663,972 and 1,846,578 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Select Water			Select Water
	Solutions, Inc.	Class A	Class B	Solutions, Inc.	Class A	Class B
Numerator:
Net income	$22,561			$14,581
Net income attributable to noncontrolling interests	(2,446)			(2,078)
Net income attributable to Select Water Solutions, Inc. — basic	$20,115	$20,115	$—	$12,503	$12,503	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	29	29	—	18	18	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	20	20	—	12	12	—
Net income attributable to Select Water Solutions, Inc. — diluted	$20,164	$20,164	$—	$12,533	$12,533	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,106,729	16,221,101		93,833,504	16,221,101
Dilutive effect of restricted stock		1,036,404	—		904,023	—
Dilutive effect of performance share units		718,188	—		618,282	—
Dilutive effect of ESPP		—	—		80	—
Weighted-average shares of common stock outstanding — diluted		102,861,321	16,221,101		95,355,889	16,221,101
Income per share:
Basic		$0.20	$—		$0.13	$—
Diluted		$0.20	$—		$0.13	$—

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Select Water			Select Water
	Solutions, Inc.	Class A	Class B	Solutions, Inc.	Class A	Class B
Numerator:
Net income	$36,266			$22,566
Net income attributable to noncontrolling interests	(3,804)			(3,261)
Net income attributable to Select Water Solutions, Inc. — basic	$32,462	$32,462	$—	$19,305	$19,305	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	51	51	—	34	34	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	24	24	—	18	18	—
Net income attributable to Select Water Solutions, Inc. — diluted	$32,537	$32,537	$—	$19,357	$19,357	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		103,243,226	16,221,101		92,833,593	16,221,101
Dilutive effect of restricted stock		1,200,106	—		1,099,937	—
Dilutive effect of performance share units		550,558	—		573,490	—
Dilutive effect of ESPP		—	—		157	—
Weighted-average shares of common stock outstanding — diluted		104,993,890	16,221,101		94,507,177	16,221,101
Income per share:
Basic		$0.31	$—		$0.21	$—
Diluted		$0.31	$—		$0.20	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Services — The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids disposal facilities, primarily serving E&P companies.

Chemical Technologies — The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2023
		Impairments and	Income	Depreciation and	Capital
	Revenue	abandonments	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$265,148	$—	$24,447	$23,139	$9,836
Water Infrastructure	56,147	356	8,167	9,373	23,371
Chemical Technologies	84,912	—	10,508	2,669	2,743
Other	—	—	4	—	—
Eliminations	(1,579)	—	—	—	—
Income from operations			43,126
Corporate	—	—	(17,391)	741	1,530
Interest expense, net	—	—	(2,042)	—	—
Other income, net	—	—	(373)	—	—
	$404,628	$356	$23,320	$35,922	$37,480

	For the three months ended June 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$231,372	$15,084	$19,246	$12,255
Water Infrastructure	27,167	1,681	7,562	6,711
Chemical Technologies	79,734	5,204	2,446	323
Other	—	(106)	—	—
Eliminations	(2,370)	—	—	—
Income from operations		21,863
Corporate	—	(13,584)	525	1,515
Interest expense, net	—	(494)	—	—
Bargain purchase gain	—	5,607	—	—
Other income, net	—	1,600	—	—
	$335,903	$14,992	$29,779	$20,804

	For the six months ended June 30, 2023
		Impairments and	Income	Depreciation and	Capital
	Revenue	abandonments	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$540,996	$60	$45,778	$45,740	$33,537
Water Infrastructure	112,739	356	17,518	17,633	38,195
Chemical Technologies	171,510	11,106	10,150	4,752	5,149
Other	—	—	—	—	—
Eliminations	(4,025)	—	—	—	—
Income from operations			73,446
Corporate	—	—	(35,712)	1,335	2,092
Interest expense, net	—	—	(3,525)	—	—
Other income, net	—	—	3,380	—	—
	$821,220	$11,522	$37,589	$69,460	$78,973

	For the six months ended June 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$430,665	$19,878	$38,618	$21,355
Water Infrastructure	51,250	2,879	12,183	14,315
Chemical Technologies	152,415	9,370	4,953	896
Other	—	(108)	—	—
Eliminations	(3,658)	—	—	—
Income from operations		32,019
Corporate	—	(28,031)	1,092	2,504
Interest expense, net	—	(1,214)	—	—
Bargain purchase gain	—	17,041	—	—
Other expense, net	—	3,505	—	—
	$630,672	$23,320	$56,846	$39,070

Total assets by segment as of June 30, 2023 and December 31, 2022, is as follows:

	As of	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Water Services	$705,414	$715,113
Water Infrastructure	340,015	313,736
Chemical Technologies	170,663	183,469
Other	11,000	10,535
	$1,227,092	$1,222,853

NOTE 17—SUBSEQUENT EVENT

On July 27, 2023, our board of directors declared a quarterly cash dividend of $0.05 per share of Class A common stock, to be paid on August 17, 2023, to holders of record as of the close of business on August 7, 2023. A comparable distribution of $0.05 per unit has also been approved to the unitholders of SES Holdings, LLC, which will be subject to the same payment and record dates. All future dividend payments are subject to quarterly review and approval by Select's board of directors.

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

This discussion relates to the three and six months ended June 30, 2023 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2022 (the “Prior Quarter” and the “Prior Period”, respectively).

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into salt-water disposal wells (“SWDs”) and to reduce our usage of fresh water. We view our unique position as an opportunity to strategically transform water management by leveraging our Chemical Technologies business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be used in well completions.

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

We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the continued leadership of an experienced, diverse and independent board of directors.

Recent Developments

Effective June 1, 2023, our chief operating decision maker began to strategically view and manage certain water sourcing and transfer operations, previously included in our Water Infrastructure segment, as part of our Water Services segment. These changes were driven by a number of factors, including the preponderance of our water sourcing business that integrates with our water transfer operations, the continued transition of completions water demand from fresh and brackish water to recycled water, as well as the diversifying demand for these water transfer services beyond the immediate vicinity of our pipeline infrastructure. Due to these changes, the Water Services segment management is best suited to manage these operations and due to their expertise, we anticipate more efficient sharing and utilization of resources and to realize potential synergies. Prior periods have been recast to include the water sourcing and transfer operations within the Water Services segment and remove the results of those operations from the Water Infrastructure segment.

Concurrently, the Company has also decided to rename its Oilfield Chemicals segment as Chemical Technologies. This change is based on a number of factors including the continued success of our chemicals business towards delivering customized, specialty chemicals products developed through our own research and development efforts, the de-emphasis of certain traditional commoditized chemistry products within the oil and gas industry, as well as the continued investments in time and resources we are making to manufacture and sell our specialty chemical products into non-oilfield industrial-related applications. We believe these segment changes better align the business with the current and future state of the Company’s operations and capital allocation and strategic objectives.

On May 8, 2023, we announced that our stockholders approved the Company’s Fifth Amended and Restated Certificate of Incorporation which, among other things, changed the name of the Company from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect its strategic focus as a water-first company. We retained our current stock ticker “WTTR” trading on the New York Stock Exchange.

The recent completion of three business combinations, four asset acquisitions and the buyout of noncontrolling interests in a recycling system joint venture has strengthened our financial results for the Current Period, as well as our competitive positioning in the water solutions market. These acquisitions enhanced our geographic footprint and significantly expanded the capacity and reach of our sustainable recycling solutions.

While the ongoing effects of the COVID-19 pandemic on our operations have largely ended, the pandemic had a material negative impact on our financial results for prior periods. Some impacts related to the COVID-19 pandemic, such as increased inflation and supply chain constraints, have resulted in rising interest rates and cost of capital, which in turn increase the risk of economic stagnation or an economic recession. Although we have seen recovery from the COVID-19 pandemic, we cannot provide assurance that our assumptions used to estimate our future financial results will be correct, given the unpredictable nature of the current market environment after the recent elevated volatility in demand for oil and demand for our services. As a consequence, our ability to accurately forecast our activity and profitability is uncertain.

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to increases and volatility in the prices for oil and natural gas. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events has resulted in higher international oil and gas prices, that have since gradually fallen, the ultimate geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a significant fall in commodity prices as Russian hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services.

In addition, OPEC+ countries announced production cuts of around 1.16 million barrels per day in April 2023, bringing its total volume cuts to 3.66 million barrels per day since 2021. Additionally, Saudi Arabia announced in June 2023 it would independently cut its oil production by an additional 1.0 million barrels per day starting in July 2023 to stabilize the market on a short-term basis. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter as a result of increased production coupled with a moderate decrease in global demand. During the Current Quarter, the average spot price of WTI crude oil was $73.54 versus an average price of $108.83 for the Prior Quarter. While WTI price levels declined during the Current Quarter relative to the Prior Quarter, these WTI price levels remain supportive of our customers’ drilling and completion programs in the major shale basins. The average Henry Hub natural gas spot price during the Current Quarter was $2.16 versus an average of $7.48 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have declined materially relative to the Prior Quarter and have negatively impacted activity levels resulting in incremental development activity cuts.

Many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers can disrupt our market in the near-term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in debt metrics, recent capital raises, and equity valuations, has greatly improved over the course of the year ended December 31, 2022 and through the Current Period.

While the financial health of the broader oil and gas industry has continued to improve, the potential inability of broader banking and other financial services firms to access liquidity has resulted in significant disruptions to global markets. Central bank policy actions, bank failures and associated liquidity risks and other factors may negatively impact the value of our equity and that of our customers, and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

From an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. The continued trend towards multi-well pad development, executed within a limited time frame, combined with service price inflation has increased the overall complexity and cost of well completions, while increasing fracturing efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and, therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Chemical Technologies.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and SWDs, as well as solids disposal facilities, primarily serving E&P companies.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

We also generate revenue by providing completion and specialty chemicals through our Chemical Technologies segment. We invoice the majority of our Chemical Technologies customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as customer needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, vehicle and equipment costs (including depreciation, rental, repair and maintenance and leasing costs), raw materials and water sourcing costs and fuel costs. Our fixed costs are relatively low. Most of the costs of serving our customers are variable, i.e., they are incurred only when we provide water and water-related services, or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $140.2 million, $112.1 million, $278.4 million and $216.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $77.9 million, $66.3 million, $156.1 million and $123.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $72.6 million, $75.1 million, $155.9 million and $146.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $28.3 million, $32.0 million, $60.9 million and $55.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

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

Between January 2022 and June 2023, we completed three business combinations, four asset acquisitions and the buyout of all noncontrolling interests in a recycling system joint venture. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$264,597	$230,502	$34,095	14.8%
Water Infrastructure	55,277	25,778	29,499	114.4%
Chemical Technologies	84,754	79,623	5,131	6.4%
Total revenue	404,628	335,903	68,725	20.5%

Costs of revenue
Water Services	206,576	187,675	18,901	10.1%
Water Infrastructure	34,392	15,324	19,068	124.4%
Chemical Technologies	67,303	67,988	(685)	(1.0)%
Other	—	1	(1)	NM
Depreciation and amortization	35,183	29,253	5,930	20.3%
Total costs of revenue	343,454	300,241	43,213	14.4%
Gross profit	61,174	35,662	25,512	71.5%

Operating expenses
Selling, general and administrative	34,335	26,695	7,640	28.6%
Depreciation and amortization	739	526	213	40.5%
Impairments and abandonments	356	—	356	NM
Lease abandonment costs	9	162	(153)	(94.4)%
Total operating expenses	35,439	27,383	8,056	29.4%
Income from operations	25,735	8,279	17,456	210.8%

Other income (expense)
(Loss) gain on sales of property and equipment and divestitures, net	(1,246)	731	(1,977)	(270.5)%
Interest expense, net	(2,042)	(494)	(1,548)	313.4%
Foreign currency gain (loss), net	1	(6)	7	NM
Bargain purchase gain	—	5,607	(5,607)	NM
Other	872	875	(3)	NM
Income before income tax expense	23,320	14,992	8,328	55.5%
Income tax expense	(387)	(182)	(205)	112.6%
Equity in losses of unconsolidated entities	(372)	(229)	(143)	NM
Net income	$22,561	$14,581	$7,980	54.7%

Revenue

Our revenue increased $68.7 million, or 20.5%, to $404.6 million for the Current Quarter compared to $335.9 million for the Prior Quarter. This increase was composed of a $34.1 million increase in Water Services revenue, a $29.5 million increase in Water Infrastructure revenue and a $5.1 million increase in Chemical Technologies revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Breakwater and Cypress Acquisitions. For the Current Quarter, our Water Services, Water Infrastructure and Chemical Technologies constituted 65.4%, 13.7% and 20.9% of our total revenue, respectively, compared to 68.6%, 7.7% and 23.7%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $34.1 million, or 14.8%, to $264.6 million for the Current Quarter compared to $230.5 million for the Prior Quarter. The increase was primarily attributable to incremental revenue contributions from the Breakwater Acquisition and higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. The increase in demand was due to market activity increases across most of our areas of operations, market share gains in the Permian Basin in our poly and containment business line and new service offerings in our accommodations and rentals business line.

Water Infrastructure. Revenue increased by $29.5 million, or 114.4%, to $55.3 million for the Current Quarter compared to $25.8 million for the Prior Quarter. The increase was primarily attributable to incremental revenue contributed by the Breakwater, Cypress and other asset acquisitions. Revenue during the Current Quarter also benefitted by the commencement of operations associated with a long-term agreement recently signed for water pipeline distribution in the Rockies region.

Chemical Technologies. Revenue increased $5.1 million, or 6.4%, to $84.8 million for the Current Quarter compared to $79.6 million for the Prior Quarter. The increase was primarily attributable to a favorable mix of high-margin product sales coupled with market share gains in the Rockies and Permian regions.

Costs of Revenue

Costs of revenue increased $43.2 million, or 14.4%, to $343.5 million for the Current Quarter compared to $300.2 million for the Prior Quarter. The increase was primarily composed of a $18.9 million increase in Water Services costs, a $19.1 million increase in Water Infrastructure costs, offset by a $0.7 million decrease in Chemical Technologies costs due to supporting the higher revenue-producing activity discussed above.

Water Services. Costs of revenue increased $18.9 million, or 10.1%, to $206.6 million for the Current Quarter compared to $187.7 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 81.4% to 78.1% due primarily to higher pricing for our services and economies of scale from higher revenue activity.

Water Infrastructure. Costs of revenue increased $19.1 million, or 124.4%, to $34.4 million for the Current Quarter compared to $15.3 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 59.4% to 62.2% due primarily to lower disposal margins impacted by work-over maintenance and weather-related costs.

Chemical Technologies. Costs of revenue decreased $0.7 million, or 1.0%, to $67.3 million for the Current Quarter compared to $68.0 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 85.4% to 79.4% due primarily to picking up additional higher-margin market share within our portfolio of specialty products as well as manufacturing process efficiencies.

Depreciation and Amortization. Depreciation and amortization expense increased $5.9 million, or 20.3%, to $35.2 million for the Current Quarter compared to $29.3 million for the Prior Quarter, due primarily to a higher fixed asset base primarily due to the Breakwater Acquisition.

Gross Profit

Gross profit was $61.2 million for the Current Quarter compared to $35.7 million for the Prior Quarter due primarily to higher revenue in all three segments resulting from increased activity levels, increased pricing and contributions from the Breakwater and Cypress Acquisitions. Gross profit increased by $15.2 million, $10.4 million and $5.8 million in our Water Services, Water Infrastructure and Chemical Technologies segments, respectively. Partially offsetting the increase in gross profit was a $5.9 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 15.1% and 10.6% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.6 million, or 28.6%, to $34.3 million for the Current Quarter compared to $26.7 million for the Prior Quarter. The increase was due primarily to $2.3 million higher wages, associated payroll taxes and employer 401(k) match contributions, $2.2 million higher legal and professional fees, $1.6 million in rebranding costs, a $1.2 million increase in incentive and equity-based compensation cost, $0.7 million in higher contract labor, $0.5 million higher information technology costs partially offset by a $0.8 million decrease in vehicle lease costs and $0.1 million from a combination of other expenses.

Net Interest Expense

Net interest expense increased by $1.5 million, or 313.4%, to $2.0 million for the Current Quarter compared to $0.5 million in the Prior Quarter due primarily to higher interest expense due to borrowings in the Current Quarter.

Bargain Purchase Gain

A bargain purchase gain of $5.6 million in the Prior Quarter was comprised of net adjustments related to acquisitions occurring between July 2021 and February 2022.

Net Income

Net Income increased by $8.0 million, or 54.7%, to $22.6 million for the Current Quarter compared to $14.6 million for the Prior Quarter, driven primarily by increased revenue, including contributions from our recent acquisitions.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$539,275	$429,122	$110,153	25.7%
Water Infrastructure	110,743	49,318	61,425	124.5%
Chemical Technologies	171,202	152,232	18,970	12.5%
Total revenue	821,220	630,672	190,548	30.2%

Costs of revenue
Water Services	426,517	353,391	73,126	20.7%
Water Infrastructure	68,726	31,032	37,694	121.5%
Chemical Technologies	137,012	130,151	6,861	5.3%
Other	—	1	(1)	NM
Depreciation and amortization	68,126	55,753	12,373	22.2%
Total costs of revenue	700,381	570,328	130,053	22.8%
Gross profit	120,839	60,344	60,495	100.3%

Operating expenses
Selling, general and administrative	70,164	55,010	15,154	27.5%
Depreciation and amortization	1,334	1,093	241	22.0%
Impairments and abandonments	11,522	—	11,522	NM
Lease abandonment costs	85	253	(168)	(66.4)%
Total operating expenses	83,105	56,356	26,749	47.5%
Income from operations	37,734	3,988	33,746	846.2%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,665	2,384	(719)	30.2%
Interest expense, net	(3,525)	(1,214)	(2,311)	190.4%
Foreign currency loss, net	(3)	(3)	—	NM
Bargain purchase gain	—	17,041	(17,041)	NM
Other	1,718	1,124	594	NM
Income before income tax expense	37,589	23,320	14,269	61.2%
Income tax expense	(585)	(396)	(189)	47.7%
Equity in losses of unconsolidated entities	(738)	(358)	(380)	NM
Net income	$36,266	$22,566	$13,700	60.7%

Revenue

Our revenue increased $190.5 million, or 30.2%, to $821.2 million for the Current Period compared to $630.7 million for the Prior Period. This increase was composed of a $110.1 million increase in Water Services revenue, a $61.4 million increase in Water Infrastructure revenue and a $19.0 million increase in Chemical Technologies revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Period. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from the Nuverra, Breakwater and Cypress acquisitions. For the Current Period, our Water Services, Water Infrastructure and Chemical Technologies constituted 65.7%, 13.5% and 20.8% of our total revenue, respectively, compared to 68.1%, 7.8% and 24.1%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $110.1 million, or 25.7%, to $539.3 million for the Current Period compared to $429.1 million for the Prior Period. The increase was primarily attributable to incremental revenue contributions from the Breakwater Acquisition and higher demand for our services coupled with increased pricing in comparison to the Prior Quarter. The increase in demand was due to market activity increases across most of our areas of operations, market share gains in the Permian Basin in our poly and containment business line and new service offerings in our accommodations and rentals business line.

Water Infrastructure. Revenue increased by $61.4 million, or 124.5%, to $110.7 million for the Current Period compared to $49.3 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period, as well as by incremental revenue contributed by the Nuverra, Breakwater, Cypress and other asset acquisitions. Revenue during the Current Period also benefitted by the commencement of operations associated with a long-term agreement recently signed for water pipeline distribution in the Rockies region.

Chemical Technologies. Revenue increased $19.0 million, or 12.5%, to $171.2 million for the Current Period compared to $152.2 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period and was not directly impacted by acquisition activity.

Costs of Revenue

Costs of revenue increased $130.1 million, or 22.8%, to $700.4 million for the Current Period compared to $570.3 million for the Prior Period. The increase was primarily composed of a $73.1 million increase in Water Services costs, a $37.7 million increase in Water Infrastructure costs, and a $6.9 million increase in Chemical Technologies costs due to supporting the higher revenue-producing activity discussed above.

Water Services. Costs of revenue increased $73.1 million, or 20.7%, to $426.5 million for the Current Period compared to $353.4 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 82.4% to 79.1% due primarily to higher pricing for our services and economies of scale from higher revenue activity.

Water Infrastructure. Costs of revenue increased $37.7 million, or 121.5%, to $68.7 million for the Current Period compared to $31.0 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 62.9% to 62.1% due primarily increased water treatment and recycling margins, which were favorably impacted by the Breakwater Acquisition.

Chemical Technologies. Costs of revenue increased $6.9 million, or 5.3%, to $137.0 million for the Current Period compared to $130.2 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 85.5% to 80.0% due primarily to picking up additional higher-margin market share within our portfolio of products as well as manufacturing process efficiencies.

Depreciation and Amortization. Depreciation and amortization expense increased $12.4 million, or 22.2%, to $68.1 million for the Current Period compared to $55.8 million for the Prior Period, due primarily to a higher fixed asset base and six full months of depreciation related to the Breakwater, Cypress, and Nuverra Acquisitions.

Gross Profit

Gross profit was $120.8 million for the Current Period compared to $60.3 million for the Prior Period due primarily to higher revenue in all three segments resulting from increased activity levels and pricing and contributions from the Breakwater and Cypress Acquisitions. Gross profit increased by $37.0 million, $23.7 million and $12.1 million in our Water Services, Water Infrastructure and Chemical Technologies segments, respectively. Partially offsetting the increase in gross profit was a $12.4 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 14.7% and 9.6% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.2 million, or 27.5%, to $70.2 million for the Current Period compared to $55.0 million for the Prior Period. The increase was due primarily to $4.3 million higher wages, associated payroll taxes and employer 401(k) match contributions, $2.5 million in rebranding costs, a $2.3 million increase in incentive and equity-based compensation cost, a $2.0 million increase in legal and professional fees, a $1.6 million increase in business development costs, a $1.6 million increase in bad debt expense, $1.2 million in higher contract labor, $1.0 million higher information technology costs, and $1.2 million from a combination of other expenses partially offset by a $1.3 million decrease in vehicle lease costs and a $1.2 million decrease in insurance costs.

Impairments and Abandonments

$11.1 million of trademark abandonment was recorded in the Chemical Technologies segment during the Current Period. Also, $0.4 million of abandonment was attributable to damaged property and equipment and $0.1 million of impairment was recorded in our Water Services segment to write-off the remaining value of a cost-method investment.

Net Interest Expense

Net interest expense increased by $2.3 million, or 190.4%, to $3.5 million for the Current Period compared to $1.2 million in the Prior Period due primarily to higher interest expense due to borrowings in the Current Period.

Bargain Purchase Gain

A bargain purchase gain of $17.0 million in the Prior Period was comprised of $7.2 million related to the Nuverra Acquisition and 9.8 million in adjustments to acquisitions that occurred in 2021.

Net Income

Net Income increased by $13.7 million, or 60.7%, to $36.3 million for the Current Period compared to $22.6 million for the Prior Period, driven primarily by increased revenue, including contributions from our recent acquisitions, while also being negatively impacted in the Current Period by the trademark abandonment referenced above.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$22,561	$14,581	$36,266	$22,566
Interest expense, net	2,042	494	3,525	1,214
Income tax expense	387	182	585	396
Depreciation and amortization	35,922	29,779	69,460	56,846
EBITDA	60,912	45,036	109,836	81,022
Non-cash compensation expenses	4,809	3,944	7,773	7,219
Non-cash loss on sale of assets or subsidiaries(1)	1,426	1,013	2,249	1,533
Non-recurring transaction costs(2)	1,963	2,879	4,844	6,496
Lease abandonment costs	9	162	85	253
Impairments and abandonments	356	—	11,522	—
Bargain purchase gain	—	(5,607)	—	(17,041)
Equity in losses of unconsolidated entities	372	229	738	358
Foreign currency (gain) loss, net	(1)	6	3	3
Adjusted EBITDA	$69,846	$47,662	$137,050	$79,843
(1)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(2)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $60.9 million for the Current Quarter compared to $45.0 million for the Prior Quarter. The $15.9 million increase in EBITDA was driven primarily by an increase of $31.4 million in gross profit partially offset by a $5.6 million bargain purchase gain in the Prior Quarter, a $7.6 million increase in selling, general and administrative expense in the Current Quarter and a $2.0 million net decrease in gains/losses from asset sales. Adjusted EBITDA was $69.8 million for the Current Quarter compared to $47.7 million for the Prior Quarter. The $22.1 million increase is primarily attributable to the items discussed above.

EBITDA was $109.8 million for the Current Period compared to $81.0 million for the Prior Period. The $28.8 million increase in EBITDA was driven primarily by an increase of $72.9 million in gross profit partially offset by a $17.0 million bargain purchase gain in the Prior Period, trademark abandonment costs of $11.1 million in the Current Period and a $15.2 million increase in selling, general and administrative expense in the Current Period. Adjusted EBITDA was $137.1 million for the Current Period compared to $79.8 million for the Prior Period. The $57.3 million increase is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. As of June 30, 2023, we had $65.0 million of outstanding bank debt, approximately $182.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility, and cash and cash equivalents of $10.6 million. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and units in SES Holdings, LLC (along with Class B shares), respectively. This resulted in a financing outflow of $12.1 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of June 30, 2023, cash and cash equivalents totaled $10.6 million, and we had approximately $182.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of June 30, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $269.7 million, we had $65.0 million in outstanding borrowings and outstanding letters of credit totaled $22.6 million. As of July 31, 2023, we had $35.0 million in outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $269.7 million, the outstanding letters of credit totaled $22.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $212.1 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Net cash provided by (used in) operating activities	$83,949	$(7,468)	$91,417	1224.1%
Net cash used in investing activities	(71,352)	(11,888)	(59,464)	(500.2)%
Net cash used in financing activities	(9,356)	(40,697)	31,341	77.0%
Subtotal	3,241	(60,053)
Effect of exchange rate changes on cash and cash equivalents	(1)	(6)	5	NM
Net increase (decrease) in cash and cash equivalents	$3,240	$(60,059)

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2023 and 2022

Operating Activities. Net cash provided by operating activities was $83.9 million for the Current Period, compared to net cash used in operating activities of $7.5 million in the Prior Period. The $91.4 million improvement is comprised of an increase of $57.7 million of net income combined with non-cash adjustments and $33.7 million of decreased working capital primarily due to collecting trade receivables impacted by improvements in the billing and collection process.

Investing Activities. Net cash used in investing activities was $71.4 million for the Current Period, compared to $11.9 million for the Prior Period. The $59.5 million increase in net cash used in investing activities was due primarily to a $36.3 million increase in purchases of property and equipment, an increase of $19.3 million spent for acquisitions, net of cash and restricted cash received and a $7.9 million decrease in proceeds received from sales of property and equipment partially offset by a decrease of $3.5 million in investments made in non-controlled entities.

Financing Activities. Net cash used in financing activities was $9.4 million for the Current Period compared to net cash used in financing activities of $40.7 million for the Prior Period. The $31.3 million decrease in net cash used in financing activities was due primarily to borrowings net of debt repayments increasing $67.8 million, $3.4 million of cash received net of cash paid from/to noncontrolling interest holders in the Current Period and $2.1 million in debt issuance costs paid in the Prior Period partially offset by $12.1 million in dividends paid during the Current Period and a $29.9 million increase in repurchases of shares of Class A common stock.

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2022 Form 10-K for operating lease obligations as of December 31, 2022 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of June 30, 2023.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2022 Form 10-K.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company adopted this ASU in the Current Quarter and it had no impact on its consolidated financial statements.

Off-Balance-Sheet Arrangements

As of June 30, 2023, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; war, economic sanctions and other constraints to global trade and economic growth; central bank policy actions, bank failures and associated liquidity risks; announcements and actions taken by the members of OPEC+ with respect to oil production levels; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g. wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; global health events; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of June 30, 2023, we had $65.0 million in outstanding borrowings under our Sustainability-Linked Credit Facility. As of July 31, 2023, we had $35.0 million in outstanding borrowings and $212.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. The annualized effect of a one percentage point change in our floating interest rates on our variable rate indebtedness outstanding as of June 30, 2023 would result in a $0.7 million change in interest expense.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 5,255,494 shares purchased in the open market pursuant to a repurchase plan, and 38,153 shares purchased to satisfy tax withholding obligations related to restricted stock and the cashless exercise of options previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs(1)
April 1, 2023 to April 30, 2023	3,031,683	$7.29	3,031,683	$28,778,101
May 1, 2023 to May 31, 2023	1,965,686	$7.35	1,927,533	$14,616,145
June 1, 2023 to June 30, 2023	296,278	$7.27	296,278	$12,463,632

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

3.1

Fifth Amended and Restated Certificate of Incorporation of Select Water Solutions, Inc. dated as of May 8, 2023 (incorporated by reference herein to Exhibit 3.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed May 8, 2023).

3.2

Third Amended and Restated Bylaws of Select Water Solutions, Inc. dated as of May 8, 2023 (incorporated by reference herein to Exhibit 3.2 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed May 8, 2023).

10.1

Employment Agreement between John D. Schmitz and Select Energy Services, LLC, dated May 5, 2023 (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed May 8, 2023).

10.2*

Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC, Crestview Partners II SES Investment, LLC, Crestview Partners II GP, L.P. and the other parties signatory thereto.

10.3*	Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc., Crestview Partners II SES Investment B, LLC and Crestview Partners II GP, L.P.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: August 3, 2023	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer