Form 10-Q
period 2023-09-30
Select Water Solutions, Inc.
filed 2023-11-01
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 30, 2023, the registrant had 103,916,906 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, rising interest rates, and potential energy insecurity in Europe, each of which may decrease demand for oil and demand for our services or contribute to volatility in the prices for oil and natural gas;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by the recent Middle East conflict;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources;
●	the impact of central bank policy actions and disruptions in the bank and capital markets, including those resulting from bank failures and the inability to access liquidity by banking and financial services firms;
●	the severity and duration of world health events, including the coronavirus (“COVID-19”) pandemic and associated repercussions, and any resulting impact on commodity prices and supply and demand considerations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;

●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	growing demand for electric vehicles that may result in reduced demand for refined products deriving from crude oil such as gasoline and diesel fuel, and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of sustained increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the conflict in the Israel-Gaza region and/or other instability in the Middle East;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,043	$7,322
Accounts receivable trade, net of allowance for credit losses of $5,762 and $4,918, respectively	355,532	429,983
Accounts receivable, related parties	287	5,087
Inventories	44,880	41,164
Prepaid expenses and other current assets	44,490	34,380
Total current assets	470,232	517,936
Property and equipment	1,151,654	1,084,005
Accumulated depreciation	(628,293)	(584,451)
Total property and equipment, net	523,361	499,554
Right-of-use assets, net	39,950	47,662
Goodwill	4,683	—
Other intangible assets, net	120,851	138,800
Other long-term assets, net	23,411	18,901
Total assets	$1,182,488	$1,222,853
Liabilities and Equity
Current liabilities
Accounts payable	$54,500	$61,539
Accrued accounts payable	74,302	67,462
Accounts payable and accrued expenses, related parties	3,554	3,305
Accrued salaries and benefits	20,573	28,686
Accrued insurance	20,244	26,180
Sales tax payable	3,074	3,056
Accrued expenses and other current liabilities	29,061	23,292
Current operating lease liabilities	15,274	17,751
Current portion of finance lease obligations	87	19
Total current liabilities	220,669	231,290
Long-term operating lease liabilities	38,837	46,388
Long-term debt	—	16,000
Other long-term liabilities	43,983	45,447
Total liabilities	303,489	339,125
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 103,917,951 shares issued and outstanding as of September 30, 2023; 350,000,000 shares authorized and 109,389,528 shares issued and outstanding as of December 31, 2022	1,039	1,094
Class A-2 common stock, $0.01 par value; 40,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of September 30, 2023 and December 31, 2022	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,022,406	1,075,915
Accumulated deficit	(264,386)	(311,194)
Total stockholders’ equity	759,221	765,977
Noncontrolling interests	119,778	117,751
Total equity	878,999	883,728
Total liabilities and equity	$1,182,488	$1,222,853

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Water Services	$251,870	$264,271	$791,145	$693,393
Water Infrastructure	58,375	31,368	169,118	80,686
Chemical Technologies	79,028	79,433	250,230	231,665
Total revenue	389,273	375,072	1,210,493	1,005,744
Costs of revenue
Water Services	200,361	204,650	626,878	558,041
Water Infrastructure	34,992	20,392	103,718	51,424
Chemical Technologies	63,005	64,519	200,017	194,670
Other	—	(1)	—	—
Depreciation and amortization	34,650	26,672	102,776	82,425
Total costs of revenue	333,008	316,232	1,033,389	886,560
Gross profit	56,265	58,840	177,104	119,184
Operating expenses
Selling, general and administrative	38,983	29,782	109,147	84,792
Depreciation and amortization	512	543	1,846	1,636
Impairments and abandonments	32	—	11,554	—
Lease abandonment costs	(12)	83	73	336
Total operating expenses	39,515	30,408	122,620	86,764
Income from operations	16,750	28,432	54,484	32,420
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	23	(479)	1,688	1,905
Interest expense, net	(765)	(616)	(4,290)	(1,830)
Foreign currency loss, net	(1)	(6)	(4)	(9)
Bargain purchase gain	—	(3,273)	—	13,768
Other	768	1,153	2,486	2,277
Income before income tax expense	16,775	25,211	54,364	48,531
Income tax expense	(483)	(276)	(1,068)	(672)
Equity in losses of unconsolidated entities	(978)	(218)	(1,716)	(576)
Net income	15,314	24,717	51,580	47,283
Less: net income attributable to noncontrolling interests	(968)	(3,393)	(4,772)	(6,654)
Net income attributable to Select Water Solutions, Inc.	$14,346	$21,324	$46,808	$40,629

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.14	$0.23	$0.46	$0.44
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.14	$0.22	$0.45	$0.43
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$15,314	$24,717	$51,580	$47,283
Comprehensive income	15,314	24,717	51,580	47,283
Less: comprehensive income attributable to noncontrolling interests	(968)	(3,393)	(4,772)	(6,654)
Comprehensive income attributable to Select Water Solutions, Inc.	$14,346	$21,324	$46,808	$40,629

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	11,080	—	11,080	1,707	12,787
Issuance of restricted shares	1,633,849	16	—	—	1,449	—	1,465	(1,465)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(6,984,375)	(70)	—	—	(49,747)	—	(49,817)	(88)	(49,905)
Restricted shares forfeited	(72,363)	(1)	—	—	(46)	—	(47)	47	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
NCI income tax adjustment	—	—	—	—	76	—	76	(76)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(15,287)	—	(15,287)	—	(15,287)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(633)	—	(633)	—	(633)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(2,433)	(2,433)
Net income	—	—	—	—	—	46,808	46,808	4,772	51,580
Balance as of September 30, 2023	103,917,951	$1,039	16,221,101	$162	$1,022,406	$(264,386)	$759,221	$119,778	$878,999

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	4,681	—	—	—	34	—	34	1	35
Equity-based compensation	—	—	—	—	9,454	—	9,454	1,569	11,023
Issuance of restricted shares	2,529,231	25	—	—	2,220	—	2,245	(2,245)	—
Stock options exercised	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	4,203,323	42	—	—	34,456	—	34,498	1,356	35,854
Repurchase of common stock	(2,794,983)	(28)	—	—	(20,109)	—	(20,137)	(438)	(20,575)
Restricted shares forfeited	(87,242)	(1)	—	—	(78)	—	(79)	79	—
NCI income tax adjustment	—	—	—	—	39	—	39	(39)	—
Net income	—	—	—	—	—	40,629	40,629	6,654	47,283
Balance as of September 30, 2022	98,097,930	$981	16,221,101	$162	$977,063	$(318,843)	$659,363	$110,039	$769,402

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953
Equity-based compensation	—	—	—	—	4,336	—	4,336	678	5,014
Issuance of restricted shares	172,905	1	—	—	119	—	120	(120)	—
Repurchase of common stock	(33,525)	1	—	—	(242)	—	(241)	(34)	(275)
Restricted shares forfeited	(21,244)	(1)	—	—	1	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,000	1,000
NCI income tax adjustment	—	—	—	—	17	—	17	(17)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(4,987)	—	(4,987)	—	(4,987)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(208)	—	(208)	—	(208)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	14,346	14,346	968	15,314
Balance as of September 30, 2023	103,917,951	$1,039	16,221,101	$162	$1,022,406	$(264,386)	$759,221	$119,778	$878,999

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2022	98,160,573	$982	16,221,101	$162	$974,066	$(340,167)	$635,043	$106,102	$741,145
ESPP shares issued	1,541	—	—	—	10	—	10	—	10
Equity-based compensation	—	—	—	—	3,265	—	3,265	539	3,804
Repurchase of common stock	(40,060)	(1)	—	—	(268)	—	(269)	(2)	(271)
Restricted shares forfeited	(24,124)	—	—	—	(22)	—	(22)	22	—
NCI income tax adjustment	—	—	—	—	12	—	12	(15)	(3)
Net income	—	—	—	—	—	21,324	21,324	3,393	24,717
Balance as of September 30, 2022	98,097,930	$981	16,221,101	$162	$977,063	$(318,843)	$659,363	$110,039	$769,402

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$51,580	$47,283
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	104,622	84,061
Gain on disposal of property and equipment and divestitures	(1,688)	(1,905)
Equity in losses of unconsolidated entities	1,716	576
Bad debt expense	3,987	2,091
Amortization of debt issuance costs	366	539
Inventory adjustments	557	(612)
Equity-based compensation	12,787	11,023
Impairments and abandonments	11,554	—
Bargain purchase gain	—	(13,768)
Other operating items, net	(956)	(710)
Changes in operating assets and liabilities
Accounts receivable	70,467	(141,468)
Prepaid expenses and other assets	(18,797)	(200)
Accounts payable and accrued liabilities	(34,033)	10,983
Net cash provided by (used in) operating activities	202,162	(2,107)
Cash flows from investing activities
Purchase of property and equipment	(102,401)	(50,815)
Purchase of equity-method investments	(500)	(6,767)
Collection of note receivable	—	184
Distribution from cost method investment	—	60
Acquisitions, net of cash and restricted cash received	(13,418)	5,707
Proceeds received from sales of property and equipment	11,380	21,433
Other	—	705
Net cash used in investing activities	(104,939)	(29,493)
Cash flows from financing activities
Borrowings from revolving line of credit	105,250	82,000
Payments on revolving line of credit	(121,250)	(82,000)
Payments on current and long-term debt	—	(18,780)
Payments of finance lease obligations	(55)	(108)
Payment of debt issuance costs	—	(2,144)
Dividends and distributions paid	(17,907)	—
Proceeds from share issuance	—	35
Distributions to noncontrolling interests	(1,581)
Contributions from noncontrolling interests	5,950	—
Repurchase of common stock	(49,905)	(19,967)
Net cash used in financing activities	(79,498)	(40,964)
Effect of exchange rate changes on cash	(4)	(15)
Net increase (decrease) in cash and cash equivalents	17,721	(72,579)
Cash and cash equivalents, beginning of period	7,322	85,801
Cash and cash equivalents, end of period	$25,043	$13,222
Supplemental cash flow disclosure:
Cash paid for interest	$4,364	$1,255
Cash paid (refunds received) for income taxes, net	$1,759	$(452)
Supplemental disclosure of noncash investing activities:
(Recoupment) issuance of shares for acquisitions	$(410)	$35,854
Conversion of notes receivable to equity-method investment	$—	$4,442
Capital expenditures included in accounts payable and accrued liabilities	$38,581	$19,896

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

Class A and Class B common stock:  As of September 30, 2023, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and nine months ended September 30, 2023 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2022 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on February 22, 2023, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost method or other appropriate basis as applicable. As of September 30, 2023, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of September 30,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2023	2022

				(in thousands)
21% minority interest	2020	Equity-method	Other long-term assets, net	$4,313	$4,686
40% minority interest	2021	Equity-method	Other long-term assets, net	4,158	4,985
47% minority interest	2021	Equity-method	Other long-term assets, net	3,430	3,446

Dividends: During the Current Period, the Company paid $15.3 million in dividends accounted for as a reduction to additional paid-in capital, $2.4 million of distributions accounted for as a reduction to noncontrolling interests and $0.2 million as a reduction to accrued expenses and other current liabilities. As of September 30, 2023, the Company had a $0.6 million dividends payable balance included in accrued expenses and other current liabilities and other long-term liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

Concurrently, the Company also decided to rename its Oilfield Chemicals segment as Chemical Technologies. This change was based on a number of factors, including the continued success of our chemicals business in delivering customized, specialty chemicals products developed through our own research and development efforts and the de-emphasis of certain traditional commoditized chemistry products within the oil and gas industry, as well as the continued investments in time and resources we make to manufacture and sell our specialty chemical products into non-oilfield industrial-related applications. We believe these segment changes better align the business with the current and future state of the Company’s operations and capital allocation and strategic objectives. This change was a naming convention only change that did not impact any Current Period or Prior Period numbers.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, uncollectible accounts receivable, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-related reasonably certain option exercise assessments, and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that is believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

The change in the allowance for credit losses is as follows:

Nine months ended September 30, 2023
(in thousands)
Balance as of December 31, 2022	$4,918
Increase to allowance based on a percentage of revenue	2,420
Adjustment based on aged receivable analysis	1,515
Charge-offs	(3,109)
Recoveries	18
Balance as of September 30, 2023	$5,762

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2023
(in thousands)
Balance as of December 31, 2022	$43,576
Accretion expense, included in depreciation and amortization expense	764
Acquired AROs	975
Divested	(646)
Payments	(5,364)
Balance as of September 30, 2023	$39,305

Short-term ARO liability	5,059
Long-term ARO liability	34,246
Balance as of September 30, 2023	$39,305

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$63	$74	$218	$238
Sublease income	Lease abandonment costs and Costs of revenue	374	369	1,214	1,076

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.3 million, $0.5 million, $4.4 million and $1.7 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Recent accounting pronouncements: In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company adopted this ASU in the Current Period, and it had no impact on the consolidated financial statements.

NOTE 3—ACQUISITIONS

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

Breakwater Acquisition

On November 1, 2022, the Company completed the acquisition of Breakwater Energy Services, LLC (“Breakwater”) in a stock-for-stock transaction for total consideration of $105.3 million based on the closing price of the Company’s shares of Class A common stock on October 31, 2022 (the “Breakwater Acquisition”). The consideration transferred consisted of 9,181,144 shares of Class A common stock, $10.5 million of debt that was paid off at closing as part of consideration exchanged, $3.8 million in change-of-control payments and $2.4 million in seller transaction costs. The acquisition strengthened Select’s geographic footprint with a unique set of water logistics and infrastructure assets, particularly in the Permian region.

The Breakwater Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities were finalized as of September 30, 2023. The total consideration paid exceeded the fair value of the net assets acquired by $4.7 million, with the excess recorded as goodwill. The goodwill recognized was driven primarily by the ability to connect Breakwater’s infrastructure with the Company’s infrastructure and expand revenue-producing capabilities and market share. The acquired goodwill is deductible for tax purposes. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.1 million, $0.1 million $1.8 million and $0.1 million of transaction-related costs related to this acquisition in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition:

Purchase price allocation	As Reported as of December 31, 2022	Current Period Adjustment	Amount

Consideration transferred	(in thousands)
Class A common stock (9,181,144 shares)(1)	$88,598	$(410)	$88,188
Cash paid	16,701	—	16,701
Total consideration transferred	105,299	(410)	104,889
Less: identifiable assets acquired and liabilities assumed
Working capital	22,633	(189)	22,444
Property and equipment	78,912	(9,406)	69,506
Right-of-use assets	180	—	180
Customer relationships	35,558	4,502	40,060
Other long-term assets	120	—	120
Long-term debt	(1,979)	—	(1,979)
Long-term lease liabilities	(125)	—	(125)
Noncontrolling interest(2)	(30,000)	—	(30,000)
Total identifiable net assets acquired	105,299	(5,093)	100,206
Goodwill	—	4,683	4,683
Fair value allocated to net assets acquired	$105,299	$(410)	$104,889
(1)	During the Current Period, the parties agreed that 46,888 shares of Class A common stock would be returned to Select related to working capital adjustments. These shares were cancelled during the Current Period.
(2)	The noncontrolling interests acquired on November 1, 2022 were subsequently purchased on December 2, 2022, thereby giving the Company 100% ownership of BSRS.

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

The following factors are applicable to all three of the Company’s segments for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively:

●	The vast majority of Water Services and Chemical Technologies customer agreements are short-term, lasting less than one year. Water Infrastructure contains both short-term and long-term agreements.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the services rendered and products delivered to date.
●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.
●	Taxes assessed by government authorities included on customer invoices are excluded from revenue.

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of September 30, 2023, the Company had fourteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the Topic 606 standard in place for these segments. As of September 30, 2023 and December 31, 2022, the Company had no contract assets or contract liabilities.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2023, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $19.5 million, $21.1 million, $63.3 million and $54.3 million respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect.

Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company usually has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2023, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Geographic Region
Permian Basin	$190,637	$176,357	$581,153	$462,481
Rockies	61,530	42,139	169,475	113,756
Marcellus/Utica	38,789	41,160	123,275	98,913
Eagle Ford	37,023	40,213	130,836	113,505
Mid-Continent	22,806	30,758	76,967	91,548
Bakken	22,315	22,567	71,962	54,564
Haynesville/E. Texas	18,406	25,039	63,495	77,818
Eliminations and other regions	(2,233)	(3,161)	(6,670)	(6,841)
Total	$389,273	$375,072	$1,210,493	$1,005,744

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 71%, 68%, 69% and 69% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Rockies which collectively comprised 81%, 70%, 78% and 69% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 92%, 85%, 90% and 74% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
Raw materials	$29,765	$20,518
Finished goods	15,115	20,646
Total	$44,880	$41,164

During the Current Quarter and Current Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million and $0.6 million, respectively. During the Prior Quarter and Prior Period, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.8 million and $0.6 million, respectively. Both credits and charges to the reserve for excess and obsolete inventory were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $3.7 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$675,327	$675,505
Buildings and leasehold improvements	147,091	145,223
Gathering and disposal infrastructure	89,499	87,568
Pipelines	72,829	72,829
Vehicles and equipment	21,600	27,850
Land	24,678	24,159
Computer equipment and software	4,188	6,765
Office furniture and equipment	772	1,183
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	47	58
Computer equipment and software - finance lease	386	56
Construction in progress	114,718	42,290
	1,151,654	1,084,005
Less accumulated depreciation(1)	(628,293)	(584,451)
Total property and equipment, net	$523,361	$499,554
(1)	Includes $0.7 million of accumulated depreciation related to finance leases as of both September 30, 2023 and December 31, 2022.

Total depreciation and amortization expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Category
Depreciation expense from property and equipment	$30,185	$24,379	$90,578	$75,083
Amortization expense from finance leases	60	5	69	106
Amortization expense from intangible assets	4,663	2,572	13,211	8,017
Accretion expense from asset retirement obligations	254	259	764	855
Total depreciation and amortization	$35,162	$27,215	$104,622	$84,061

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $4.7 million of goodwill in connection with the Breakwater Acquisition in the Current Period. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist. See “Note 3—Acquisitions” for additional information on the Current Period preliminary purchase price adjustments.

The changes in the carrying amounts of goodwill by reportable segment as of September 30, 2023 and December 31, 2022 are as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2022	$—	$—	$—
Additions	1,438	3,245	4,683
Balance as of September 30, 2023	$1,438	$3,245	$4,683

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

The components of other intangible assets, net as of September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023				As of December 31, 2022
	Gross		Accumulated	Net	Gross	Accumulated	Net
	Value	Abandonment	Amortization	Value	Value	Amortization	Value

	(in thousands)				(in thousands)
Definite-lived
Customer relationships	$164,600	$—	$(57,911)	$106,689	$158,232	$(48,123)	$110,109
Patents and other intellectual property	12,772	—	(6,743)	6,029	12,772	(5,701)	7,071
Trademarks	14,360	(11,106)	(2,278)	976	—	—	—
Other	2,803	—	(2,677)	126	2,803	(2,574)	229
Total definite-lived	194,535	(11,106)	(69,609)	113,820	173,807	(56,398)	117,409
Indefinite-lived
Water rights	7,031	—	—	7,031	7,031	—	7,031
Trademarks	—	—	—	—	14,360	—	14,360
Total indefinite-lived	7,031	—	—	7,031	21,391	—	21,391
Total other intangible assets, net	$201,566	$(11,106)	$(69,609)	$120,851	$195,198	$(56,398)	$138,800

The weighted-average amortization period for customer relationships, patents and other intellectual property, other definite-lived assets and trademarks was 9.3 years, 4.8 years, 0.9 years and 0.3 years, respectively, as of September 30, 2023. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2023	$4,662
Year ending December 31, 2024	14,676
Year ending December 31, 2025	14,513
Year ending December 31, 2026	14,425
Year ending December 31, 2027	13,923
Thereafter	51,621
Total	$113,820

NOTE 8—DEBT

Sustainability-linked credit facility and revolving line of credit

On March 17, 2022 (the “Restatement Date”), SES Holdings and Select Water Solutions, LLC (“Select LLC”), formerly Select Energy Services, LLC and a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”) (which amended and restated the Credit Agreement dated November 1, 2017 by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and the Administrative Agent (the “Prior Credit Agreement”)). Refer to “Note 10—Debt” in the Company’s Annual Report on Form 10-K for a discussion of the Prior Credit Agreement. The Sustainability-Linked Credit Facility also has a sublimit of $40.0 million for letters of credit and $27.0 million for swingline loans, respectively. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by $135.0 million during the first three years following the Restatement Date.

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

The Company had no borrowings outstanding under the Sustainability-Linked Credit Facility as of September 30, 2023 and $16.0 million outstanding as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the borrowing base under the Sustainability-Linked Credit Facility was $238.8 million and $245.0 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $14.8 million and $22.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $224.0 million as of September 30, 2023.

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, were $1.7 million and $2.1 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million, $0.1 million, $0.4 million and $0.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2023.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 1.6 million shares available to be issued as of September 30, 2023. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of September 30, 2023, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Stock Option Awards

The Company has outstanding stock option awards as of September 30, 2023 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2023
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,666,872	$17.10	4.2	$353
Expired	(11,920)	29.34
Ending balance, outstanding	1,654,952	$17.01	3.4	$—
Ending balance, exercisable	1,654,952	$17.01	3.4	$—
Nonvested as of September 30, 2023	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $7.95 and $9.24 as of September 30, 2023 and December 31, 2022, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $4.2 million, $3.7 million, $12.3 million and $10.3 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2023, there was $18.5 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2023
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2022	4,237,715	$7.36
Granted	1,633,849	7.46
Vested	(1,678,652)	7.43
Forfeited	(72,363)	7.37
Nonvested as of September 30, 2023	4,120,549	$7.37

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

The fair value on the date the PSUs were granted during 2023, 2022 and 2021 was $5.3 million, $5.0 million and $4.4 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.8 million, $0.1 million, $0.5 million and $0.7 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2023, the unrecognized compensation cost related to our unvested PSUs is estimated to be $6.2 million and is expected to be recognized over a weighted-average period of 2.1 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of September 30, 2023:

PSUs
Nonvested as of December 31, 2022	1,860,734
Target shares granted	828,514
Target shares forfeited (1)	(711,112)
Target shares outstanding as of September 30, 2023	1,978,136
(1)	All PSUs granted in 2020 did not achieve the respective performance targets and were forfeited.

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

Share Repurchases

During the Current Quarter, the Company repurchased 33,525 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.3 million and a decrease to Class A common stock of less than $1,000. In the Prior Quarter, the Company repurchased 40,060 shares of Class A common stock in connection with employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 6,487,490 shares of Class A common stock in the open market and 496,885 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $49.8 million and a decrease to Class A common stock of less than $70,000. In the Prior Period, the Company repurchased 2,297,985 shares of Class A common stock in the open market and repurchased 496,998 shares of Class A common stock in connection with employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2023 or the year ended December 31, 2022. The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2023:

			Fair Value
			Measurements Using			Carrying
			Level 1	Level 2	Level 3	Value(1)	Abandonment(2)

			(in thousands)
Nine Months Ended September 30, 2023
Trademark	Non-recurring	March 31	$—	$—	$2,929	$14,360	$11,106
(1)	Amount represents carrying value at the date of assessment.
(2)	See “Note 7—Other Intangible Assets” for a discussion of the Trademark abandonment recorded in the Current Period.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2023 and December 31, 2022, due to the short-term nature of these instruments. The carrying value of debt as of December 31, 2022 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were less than $0.1 million and purchases from related-party vendors were $4.1 million. These purchases consisted of $3.1 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment and $0.4 million relating to management, consulting and other services.

During the Prior Quarter, sales to related parties were $0.5 million and purchases from related-party vendors were $3.3 million. These purchases consisted of $2.9 million relating to the rental of certain equipment or other services used in operations, $0.3 million relating to management, consulting and other services and $0.1 million relating to property and equipment, inventory and consumables.

During the Current Period, sales to related parties were $0.4 million and purchases from related-party vendors were $12.6 million. These purchases consisted of $9.2 million relating to the rental of certain equipment or other services used in operations, $2.4 million relating to property and equipment, $0.9 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

During the Prior Period, sales to related parties were $1.6 million and purchases from related-party vendors were $8.8 million. These purchases consisted of $7.4 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services and $0.4 million relating to property and equipment, inventory and consumables.

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

The Company has not recognized a liability associated with the Tax Receivable Agreements as of September 30, 2023 or December 31, 2022. The liability is based on the actual cash tax savings expected to be realized by the Company, and the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to not be probable or reasonably estimable. However, given the Company’s current and anticipated future earnings trends and other matters further described in Note 13 – Income Taxes below, there is a potential that within the next 12 months the Company may be in a position to reasonably estimate an amount and may determine that a future payment to be made under the terms of the Tax Receivable Agreements to be probable and we would therefore record a liability at that time.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Current income tax expense	$537	$284	$1,165	$729
Deferred income tax benefit	(54)	(8)	(97)	(57)
Total income tax expense	$483	$276	$1,068	$672
Effective Tax Rate	2.9%	1.1%	2.0%	1.4%

We regularly review our deferred tax assets for realization and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We have maintained a full valuation allowance against our deferred tax assets as of both September 30, 2023, and December 31, 2022. We intend to continue maintaining a full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. The Company considers all available evidence (both positive and negative) in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Given our current earnings and anticipated future earnings, we believe that there is a potential that within the next 12 months, sufficient positive evidence may become available to allow us to release all or a portion of the valuation allowance. The release of a valuation allowance would result in the recognition of certain deferred tax assets and a decrease to deferred income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of future profitability that we are able to actually achieve and as there are changes to available evidence (both positive and negative) including projected income amounts and future economic conditions.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$1,267	$4,167
Noncontrolling interests attributable to holders of Class B common stock	118,511	113,584
Total noncontrolling interests	$119,778	$117,751

During the Current Period, the Company received $6.0 million in cash contributions from a noncontrolling interest for business development. Additionally, the Company divested a formerly consolidated joint venture resulting in a $1.6 million reduction to noncontrolling interest. Further, for all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Nine months ended September 30,
	2023	2022

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$46,808	$40,629
Transfers from (to) noncontrolling interests:
Increase (decrease) in additional paid-in capital as a result of issuing shares for business combinations	9	(1,356)
Decrease in additional paid-in capital as a result of stock option exercises	—	(24)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,418	2,166
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	88	438
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	—	(1)
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$48,323	$41,852

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,654,952, 1,677,927, 1,654,952 and 1,677,927 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as their effect is antidilutive.

The following tables present the Company’s calculation of basic and diluted loss per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Select Water			Select Water
	Solutions, Inc.	Class A	Class B	Solutions, Inc.	Class A	Class B
Numerator:
Net income	$15,314			$24,717
Net income attributable to noncontrolling interests	(968)			(3,393)
Net income attributable to Select Water Solutions, Inc. — basic	$14,346	$14,346	$—	$21,324	$21,324	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	33	33	—	30	30	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	17	17	—	20	20	—
Net income attributable to Select Water Solutions, Inc. — diluted	$14,396	$14,396	$—	$21,374	$21,374	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,777,776	16,221,101		94,014,963	16,221,101
Dilutive effect of restricted stock		1,636,808	—		893,562	—
Dilutive effect of performance share units		839,354	—		611,763	—
Dilutive effect of ESPP		—	—		77	—
Weighted-average shares of common stock outstanding — diluted		102,253,938	16,221,101		95,520,365	16,221,101
Income per share:
Basic		$0.14	$—		$0.23	$—
Diluted		$0.14	$—		$0.22	$—

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Select Water			Select Water
	Solutions, Inc.	Class A	Class B	Solutions, Inc.	Class A	Class B
Numerator:
Net income	$51,580			$47,283
Net income attributable to noncontrolling interests	(4,772)			(6,654)
Net income attributable to Select Water Solutions, Inc. — basic	$46,808	$46,808	$—	$40,629	$40,629	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	76	76	—	62	62	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	40	40	—	33	33	—
Net income attributable to Select Water Solutions, Inc. — diluted	$46,924	$46,924	$—	$40,724	$40,724	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		102,076,174	16,221,101		93,231,711	16,221,101
Dilutive effect of restricted stock		1,208,009	—		973,378	—
Dilutive effect of performance share units		641,706	—		509,336	—
Dilutive effect of ESPP		—	—		234	—
Weighted-average shares of common stock outstanding — diluted		103,925,889	16,221,101		94,714,659	16,221,101
Income per share:
Basic		$0.46	$—		$0.44	$—
Diluted		$0.45	$—		$0.43	$—

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2023
		Impairments and	Income	Depreciation and	Capital
	Revenue	abandonments	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$252,488	$—	$18,268	$22,822	$10,236
Water Infrastructure	59,756	32	10,909	9,192	30,197
Chemical Technologies	79,532	—	9,163	2,638	3,523
Other	—	—	(3)	—	—
Eliminations	(2,503)	—	—	—	—
Income from operations			38,337
Corporate	—	—	(21,587)	510	264
Interest expense, net	—	—	(765)	—	—
Other income, net	—	—	790	—	—
	$389,273	$32	$16,775	$35,162	$44,220

	For the three months ended September 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$264,968	$29,308	$20,567	$15,330
Water Infrastructure	33,018	5,777	3,830	2,543
Chemical Technologies	79,705	8,657	2,275	1,121
Other	—	(3)	—	—
Eliminations	(2,619)	—	—	—
Income from operations		43,739
Corporate	—	(15,307)	543	527
Interest expense, net	—	(616)	—	—
Bargain purchase gain	—	(3,273)	—	—
Other income, net	—	668	—	—
	$375,072	$25,211	$27,215	$19,521

	For the nine months ended September 30, 2023
		Impairments and	Income	Depreciation and	Capital
	Revenue	abandonments	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$793,484	$60	$64,046	$68,562	$43,773
Water Infrastructure	172,495	388	28,427	26,825	68,392
Chemical Technologies	251,042	11,106	19,313	7,390	8,672
Other	—	—	(3)	—	—
Eliminations	(6,528)	—	—	—	—
Income from operations			111,783
Corporate	—	—	(57,299)	1,845	2,356
Interest expense, net	—	—	(4,290)	—	—
Other income, net	—	—	4,170	—	—
	$1,210,493	$11,554	$54,364	$104,622	$123,193

	For the nine months ended September 30, 2022
		Income	Depreciation and	Capital
	Revenue	before taxes	Amortization	Expenditures

	(in thousands)
Water Services	$695,633	$49,186	$59,185	$36,685
Water Infrastructure	84,268	8,656	16,013	16,858
Chemical Technologies	232,120	18,027	7,228	2,017
Other	—	(111)	—	—
Eliminations	(6,277)	—	—	—
Income from operations		75,758
Corporate	—	(43,338)	1,635	3,031
Interest expense, net	—	(1,830)	—	—
Bargain purchase gain	—	13,768	—	—
Other income, net	—	4,173	—	—
	$1,005,744	$48,531	$84,061	$58,591

Total assets by segment as of September 30, 2023 and December 31, 2022, is as follows:

	As of	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Water Services	$660,552	$715,113
Water Infrastructure	344,927	313,736
Chemical Technologies	166,428	183,469
Other	10,581	10,535
	$1,182,488	$1,222,853

NOTE 17—SUBSEQUENT EVENT

On October 26, 2023, our board of directors declared a quarterly cash dividend of $0.06 per share of Class A common stock, to be paid on November 17, 2023, to holders of record as of the close of business on November 7, 2023. A comparable distribution of $0.06 per unit has also been approved to the unitholders of SES Holdings, LLC, which will be subject to the same payment and record dates. All future dividend payments are subject to quarterly review and approval by Select's board of directors.

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

This discussion relates to the three and nine months ended September 30, 2023 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2022 (the “Prior Quarter” and the “Prior Period”, respectively).

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in recent quarters in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into salt-water disposal wells (“SWDs”) and to reduce our usage of fresh water. We view our unique position as an opportunity to strategically transform water management by leveraging our Chemical Technologies business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be re-used for energy production.

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

Recent Developments

Effective June 1, 2023, our chief operating decision maker began to strategically view and manage certain water sourcing and transfer operations, previously included in our Water Infrastructure segment, as part of our Water Services segment. These changes were driven by a number of factors, including the preponderance of our water sourcing business that integrates with our water transfer operations, the continued transition of completions water demand from fresh and brackish water to recycled water, as well as the diversifying demand for these water transfer services beyond the immediate vicinity of our pipeline infrastructure. Due to these changes, we believe the Water Services segment management is best suited to manage these operations. As a result of these changes, we anticipate more efficient sharing and utilization of resources and to realize potential synergies. Prior periods have been recast to include the water sourcing and transfer operations within the Water Services segment and remove the results of those operations from the Water Infrastructure segment.

Concurrently, the Company also decided to rename its Oilfield Chemicals segment as Chemical Technologies. This change was based on a number of factors, including the continued success of our chemicals business in delivering customized, specialty chemicals products developed through our own research and development efforts and the de-emphasis of certain traditional commoditized chemistry products within the oil and gas industry, as well as the continued investments in time and resources we make to manufacture and sell our specialty chemical products into non-oilfield industrial-related applications. We believe these segment changes better align the business with the current and future state of the Company’s operations and capital allocation and strategic objectives. This change was a naming convention only change that did not impact any Current Period or Prior Period numbers.

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

In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. In October 2023, a militia group conducted attacks in Israel and an armed conflict has ensued between Israel and such militia group. The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to, and the conflict in the Israel-Gaza region and any potential increase in hostilities in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a significant fall in commodity prices as Russian hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services.

In addition, OPEC+ countries announced production cuts of around 1.16 million barrels per day in April 2023, bringing its total volume cuts to 3.66 million barrels per day since 2021. Additionally, Saudi Arabia announced in June 2023 that it would independently cut its oil production by an additional 1.0 million barrels per day starting in July 2023 to stabilize the market on a short-term basis and in September 2023, Saudi Arabia affirmed that it would continue such production cuts through the end of 2023. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter as a result of increased production coupled with a moderate decrease in global demand. During the Current Quarter, the average spot price of WTI crude oil was $82.25 versus an average price of $93.06 for the Prior Quarter. While WTI price levels declined during the Current Quarter relative to the Prior Quarter, these WTI price levels remain supportive of our customers’ drilling and completion programs in the major shale basins. The average Henry Hub natural gas spot price during the Current Quarter was $2.59 versus an average of $7.99 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have declined materially relative to the Prior Quarter and have negatively impacted activity levels, resulting in incremental development activity cuts.

While the ongoing effects of the COVID-19 pandemic on our operations have largely ended, some impacts related to the COVID-19 pandemic, such as increased inflation and supply chain constraints, have resulted in rising interest rates and cost of capital, which in turn increase the risk of economic stagnation or an economic recession. The pandemic had a material negative impact on our financial results for prior periods and may affect the comparability of our results.

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

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with well completions as well as ongoing produced water management, provided through our Water Services and Water Infrastructure segments. Most of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the specific requirements of the customer.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $140.6 million, $122.7 million, $419.0 million and $338.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $79.8 million, $69.8 million, $235.9 million and $193.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $80.7 million, $77.3 million, $236.6 million and $223.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $27.8 million, $31.0 million, $88.7 million and $86.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$251,870	$264,271	$(12,401)	(4.7)%
Water Infrastructure	58,375	31,368	27,007	86.1%
Chemical Technologies	79,028	79,433	(405)	(0.5)%
Total revenue	389,273	375,072	14,201	3.8%

Costs of revenue
Water Services	200,361	204,650	(4,289)	(2.1)%
Water Infrastructure	34,992	20,392	14,600	71.6%
Chemical Technologies	63,005	64,519	(1,514)	(2.3)%
Other	—	(1)	1	NM
Depreciation and amortization	34,650	26,672	7,978	29.9%
Total costs of revenue	333,008	316,232	16,776	5.3%
Gross profit	56,265	58,840	(2,575)	(4.4)%

Operating expenses
Selling, general and administrative	38,983	29,782	9,201	30.9%
Depreciation and amortization	512	543	(31)	(5.7)%
Impairments and abandonments	32	—	32	NM
Lease abandonment costs	(12)	83	(95)	(114.5)%
Total operating expenses	39,515	30,408	9,107	29.9%
Income from operations	16,750	28,432	(11,682)	(41.1)%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	23	(479)	502	(104.8)%
Interest expense, net	(765)	(616)	(149)	24.2%
Foreign currency loss, net	(1)	(6)	5	NM
Bargain purchase gain	—	(3,273)	3,273	NM
Other	768	1,153	(385)	NM
Income before income tax expense	16,775	25,211	(8,436)	(33.5)%
Income tax expense	(483)	(276)	(207)	75.0%
Equity in losses of unconsolidated entities	(978)	(218)	(760)	NM
Net income	$15,314	$24,717	$(9,403)	(38.0)%

Revenue

Our revenue increased $14.2 million, or 3.8%, to $389.3 million for the Current Quarter compared to $375.1 million for the Prior Quarter. This increase was composed of a $27.0 million increase in Water Infrastructure revenue, partially offset by a $12.4 million decrease in Water Services revenue, and a $0.4 million decrease in Chemical Technologies revenue. The net $14.2 million increase was driven by incremental revenue contributions from the Breakwater and Cypress Acquisitions as well as 2023 asset acquisitions. For the Current Quarter, our Water Services, Water Infrastructure and Chemical Technologies constituted 64.7%, 15.0% and 20.3% of our total revenue, respectively, compared to 70.4%, 8.4% and 21.2%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $12.4 million, or 4.7%, to $251.9 million for the Current Quarter compared to $264.3 million for the Prior Quarter. The decrease in revenues was primarily attributable to lower customer activity levels resulting from decreased oil and natural gas prices in the Current Quarter relative to the Prior Quarter, as well as the consolidation and elimination of certain operating facilities resulting from our acquisition integration activities. Additionally, the continued growth in our produced water recycling solutions within our Water Infrastructure segment led to decreased legacy fresh water sourcing volumes within Water Services. This was partially offset by increases in water transfer revenue due to the Breakwater Acquisition and increased poly and containment revenue due to an expanded asset base.

Water Infrastructure. Revenue increased $27.0 million, or 86.1%, to $58.4 million for the Current Quarter compared to $31.4 million for the Prior Quarter. The increase was primarily attributable to incremental revenue contributed by Breakwater, Cypress and other asset acquisitions. Revenue during the Current Period also benefitted by the ramp-up of recycling and treatment operations associated with two long-term agreements in the Rockies region and one long-term agreement in the Permian region.

Chemical Technologies. Revenue decreased slightly by $0.4 million, or 0.5%, to $79.0 million for the Current Quarter compared to $79.4 million for the Prior Quarter.

Costs of Revenue

Costs of revenue increased $16.8 million, or 5.3%, to $333.0 million for the Current Quarter compared to $316.2 million for the Prior Quarter. The increase was primarily composed of a $4.3 million decrease in Water Services costs, a $14.6 million increase in Water Infrastructure costs and a $1.5 million decrease in Chemical Technologies costs due to supporting the higher revenue-producing activity discussed above.

Water Services. Costs of revenue decreased $4.3 million, or 2.1%, to $200.4 million for the Current Quarter compared to $204.7 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 77.4% to 79.5% due primarily to lower water sourcing and well testing margins, which were impacted by reductions in revenue-generating activity we could not fully offset with cost reductions.

Water Infrastructure. Costs of revenue increased $14.6 million, or 71.6%, to $35.0 million for the Current Quarter compared to $20.4 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 65.0% to 59.9% due primarily to increased water treatment and recycling margins, which were favorably impacted by the Breakwater Acquisition and the ramp-up of three long-term treatment and recycling agreements.

Chemical Technologies. Costs of revenue decreased $1.5 million, or 2.3%, to $63.0 million for the Current Quarter compared to $64.5 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 81.2% to 79.7% due primarily to picking up additional higher-margin market share within our portfolio of specialty products as well as manufacturing process efficiencies.

Depreciation and Amortization. Depreciation and amortization expense increased $8.0 million, or 29.9%, to $34.7 million for the Current Quarter compared to $26.7 million for the Prior Quarter, due primarily to a higher fixed asset base primarily due to the Breakwater Acquisition as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $56.3 million for the Current Quarter compared to $58.8 million for the Prior Quarter due primarily to lower revenue and gross profit in our Water Services segment coupled with higher depreciation expense, partially offset by higher revenue and gross profit in our Water Infrastructure segment resulting from increased activity levels, increased pricing and contributions from the Breakwater and Cypress Acquisitions and higher Chemical Technologies gross margins. Gross profit decreased by $8.1 million in our Water Services segment and increased by $12.4 million and $1.1 million in our Water Infrastructure and Chemical Technologies segments, respectively. Also contributing to the decrease in gross profit was an $8.0 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 14.5% and 15.7% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.2 million, or 30.9%, to $39.0 million for the Current Quarter compared to $29.8 million for the Prior Quarter. The increase was due primarily to $4.3 million in rebranding costs, $3.0 million higher wages, associated payroll taxes and employer 401(k) match contributions, a $1.0 million increase in incentive and equity-based compensation cost, $1.0 million in higher contract labor, $0.9 million higher legal and professional fees, $0.4 million higher information technology costs and $0.7 million from a combination of other expenses, partially offset by a $1.3 million decrease in business development costs and a $0.8 million decrease in vehicle lease costs.

Net Interest Expense

Net interest expense increased by $0.1 million, or 24.2%, to $0.8 million for the Current Quarter compared to $0.6 million in the Prior Quarter due primarily to borrowings on our Sustainability-Linked Credit Facility prior to repaying such borrowings in the Current Quarter.

Bargain Purchase Gain

A reduction to bargain purchase gain of $3.3 million in the Prior Quarter was comprised of adjustments related to a 2021 acquisition.

Net Income

Net Income decreased by $9.4 million, or 38.0%, to $15.3 million for the Current Quarter compared to $24.7 million for the Prior Quarter, driven primarily by higher selling, general and administrative expenses.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$791,145	$693,393	$97,752	14.1%
Water Infrastructure	169,118	80,686	88,432	109.6%
Chemical Technologies	250,230	231,665	18,565	8.0%
Total revenue	1,210,493	1,005,744	204,749	20.4%

Costs of revenue
Water Services	626,878	558,041	68,837	12.3%
Water Infrastructure	103,718	51,424	52,294	101.7%
Chemical Technologies	200,017	194,670	5,347	2.7%
Depreciation and amortization	102,776	82,425	20,351	24.7%
Total costs of revenue	1,033,389	886,560	146,829	16.6%
Gross profit	177,104	119,184	57,920	48.6%

Operating expenses
Selling, general and administrative	109,147	84,792	24,355	28.7%
Depreciation and amortization	1,846	1,636	210	12.8%
Impairments and abandonments	11,554	—	11,554	NM
Lease abandonment costs	73	336	(263)	(78.3)%
Total operating expenses	122,620	86,764	35,856	41.3%
Income from operations	54,484	32,420	22,064	68.1%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,688	1,905	(217)	11.4%
Interest expense, net	(4,290)	(1,830)	(2,460)	134.4%
Foreign currency loss, net	(4)	(9)	5	NM
Bargain purchase gain	—	13,768	(13,768)	NM
Other	2,486	2,277	209	NM
Income before income tax expense	54,364	48,531	5,833	12.0%
Income tax expense	(1,068)	(672)	(396)	58.9%
Equity in losses of unconsolidated entities	(1,716)	(576)	(1,140)	NM
Net income	$51,580	$47,283	$4,297	9.1%

Revenue

Our revenue increased $204.7 million, or 20.4%, to $1.2 billion for the Current Period compared to $1.0 billion for the Prior Period. This increase was composed of a $97.8 million increase in Water Services revenue, an $88.4 million increase in Water Infrastructure revenue and an $18.6 million increase in Chemical Technologies revenue. These increases were driven primarily by higher demand for our services coupled with increased pricing in comparison to the Prior Period. Included in the increases in Water Services and Water Infrastructure were incremental revenue contributions from Breakwater, Nuverra, Cypress and other asset acquisitions. For the Current Period, our Water Services, Water Infrastructure and Chemical Technologies constituted 65.3%, 14.0% and 20.7% of our total revenue, respectively, compared to 69.0%, 8.0% and 23.0%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue increased $97.8 million, or 14.1%, to $791.1 million for the Current Period compared to $693.4 million for the Prior Period. The increase was primarily attributable to incremental revenue contributions from the Breakwater Acquisition and higher demand for our services coupled with increased pricing in comparison to the Prior Period. The increase in demand was due to market activity increases across most of our areas of operations, market share gains in the Permian Basin in our poly and containment business line and new service offerings in our accommodations and rentals business line.

Water Infrastructure. Revenue increased $88.4 million, or 109.6%, to $169.1 million for the Current Period compared to $80.7 million for the Prior Period. The increase was primarily attributable to incremental revenue contributed by Breakwater, Nuverra, Cypress and other asset acquisitions. Revenue during the Current Period also benefitted by the ramp-up of recycling and treatment operations associated with two long-term agreements in the Rockies region and one long-term agreement in the Permian region.

Chemical Technologies. Revenue increased $18.6 million, or 8.0%, to $250.2 million for the Current Period compared to $231.7 million for the Prior Period. The increase was primarily attributable to higher demand for our services in comparison to the Prior Period and was not directly impacted by acquisition activity.

Costs of Revenue

Costs of revenue increased $146.8 million, or 16.6%, to $1.0 billion for the Current Period compared to $886.6 million for the Prior Period. The increase was primarily composed of a $68.8 million increase in Water Services costs, a $52.3 million increase in Water Infrastructure costs, and a $5.3 million increase in Chemical Technologies costs due to supporting the higher revenue-producing activity discussed above.

Water Services. Costs of revenue increased $68.8 million, or 12.3%, to $626.9 million for the Current Period compared to $558.0 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 80.5% to 79.2% due primarily to higher pricing for our services and economies of scale from higher revenue activity.

Water Infrastructure. Costs of revenue increased $52.3 million, or 101.7%, to $103.7 million for the Current Period compared to $51.4 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 63.7% to 61.3% due primarily to increased water treatment and recycling margins, which were favorably impacted by the Breakwater Acquisition and the ramp-up of three long-term treatment and recycle agreements.

Chemical Technologies. Costs of revenue increased $5.3 million, or 2.7%, to $200.0 million for the Current Period compared to $194.7 million for the Prior Period. Cost of revenue as a percent of revenue decreased from 84.0% to 79.9% due primarily to picking up additional higher-margin market share within our portfolio of products as well as manufacturing process efficiencies.

Depreciation and Amortization. Depreciation and amortization expense increased $20.4 million, or 24.7%, to $102.8 million for the Current Period compared to $82.4 million for the Prior Period, due primarily to a higher fixed asset base and nine full months of depreciation related to the Breakwater, Cypress, and Nuverra Acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $177.1 million for the Current Period compared to $119.2 million for the Prior Period due primarily to higher revenue in all three segments resulting from increased activity levels and pricing and contributions from the Breakwater and Cypress Acquisitions. Gross profit increased by $28.9 million, $36.1 million and $13.2 million in our Water Services, Water Infrastructure and Chemical Technologies segments, respectively. Partially offsetting the increase in gross profit was a $20.4 million increase in depreciation and amortization expense. Gross margin as a percent of revenue was 14.6% and 11.9% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.4 million, or 28.7%, to $109.1 million for the Current Period compared to $84.8 million for the Prior Period. The increase was due primarily to $6.9 million higher wages, associated payroll taxes and employer 401(k) match contributions, $6.8 million in rebranding costs, a $3.1 million increase in incentive and equity-based compensation cost, a $3.0 million increase in legal and professional fees, $2.2 million in higher contract labor, a $1.9 million increase in bad debt expense, $1.5 million higher information technology costs, a $0.6 million increase in business development costs, and $1.8 million from a combination of other expenses partially offset by a $2.1 million decrease in vehicle lease costs and a $1.3 million decrease in insurance costs.

Impairments and Abandonments

$11.1 million of trademark abandonment was recorded in the Chemical Technologies segment during the Current Period. Also, $0.4 million of abandonment was attributable to damaged property and equipment and $0.1 million of impairment was recorded in our Water Services segment to write-off the remaining value of a cost-method investment.

Net Interest Expense

Net interest expense increased by $2.5 million, or 134.4%, to $4.3 million for the Current Period compared to $1.8 million in the Prior Period due primarily to higher average borrowings on our Sustainability-Linked Credit Facility and higher interest rates in the Current Period prior to repaying such borrowings.

Bargain Purchase Gain

A bargain purchase gain of $13.8 million in the Prior Period was comprised of $7.1 million related to the Nuverra Acquisition and $6.7 million in adjustments to acquisitions that occurred in 2021.

Net Income

Net Income increased by $4.3 million, or 9.1%, to $51.6 million for the Current Period compared to $47.3 million for the Prior Period, driven primarily by increased revenue, including contributions from our recent acquisitions, while also being negatively impacted in the Current Period by the trademark abandonment referenced above.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$15,314	$24,717	$51,580	$47,283
Interest expense, net	765	616	4,290	1,830
Income tax expense	483	276	1,068	672
Depreciation and amortization	35,162	27,215	104,622	84,061
EBITDA	51,724	52,824	161,560	133,846
Non-cash compensation expenses	5,014	3,804	12,787	11,023
Non-cash loss on sale of assets or subsidiaries(1)	583	1,608	2,832	3,141
Non-recurring transaction costs(2)	4,669	965	9,513	7,461
Lease abandonment costs	(12)	83	73	336
Impairments and abandonments	32	—	11,554	—
Bargain purchase gain	—	3,273	—	(13,768)
Equity in losses of unconsolidated entities	978	218	1,716	576
Foreign currency loss, net	1	6	4	9
Adjusted EBITDA	$62,989	$62,781	$200,039	$142,624
(1)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(2)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $51.7 million for the Current Quarter compared to $52.8 million for the Prior Quarter. The $1.1 million decrease in EBITDA was driven primarily by a $9.2 million increase in selling, general and administrative expense in the Current Quarter partially offset by an increase of $5.4 million in gross profit and a $3.3 million reduction to bargain purchase gain in the Prior Quarter. Adjusted EBITDA was $63.0 million for the Current Quarter compared to $62.8 million for the Prior Quarter.

EBITDA was $161.6 million for the Current Period compared to $133.8 million for the Prior Period. The $27.8 million increase in EBITDA was driven primarily by an increase of $78.3 million in gross profit partially offset by a $13.8 million bargain purchase gain in the Prior Period, trademark abandonment costs of $11.1 million in the Current Period and a $24.4 million increase in selling, general and administrative expense in the Current Period. Adjusted EBITDA was $200.0 million for the Current Period compared to $142.6 million for the Prior Period. The $57.4 million increase is primarily attributable to the items discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. As of September 30, 2023, we had no outstanding borrowings, approximately $224.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility, and cash and cash equivalents of $25.0 million. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A common stock and SES Holdings, LLC Units (along with Class B shares), respectively. This resulted in a financing outflow of $17.9 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of September 30, 2023, cash and cash equivalents totaled $25.0 million, and we had approximately $224.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of September 30, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $238.8 million, we had no outstanding borrowings and outstanding letters of credit totaled $14.8 million. As of October 30, 2023, we had no outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $255.5 million, the outstanding letters of credit totaled $14.5 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $241.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2023	2022	Dollars	Percentage

	(in thousands)
Net cash provided by (used in) operating activities	$202,162	$(2,107)	$204,269	9694.8%
Net cash used in investing activities	(104,939)	(29,493)	(75,446)	(255.8)%
Net cash used in financing activities	(79,498)	(40,964)	(38,534)	(94.1)%
Subtotal	17,725	(72,564)
Effect of exchange rate changes on cash and cash equivalents	(4)	(15)	11	NM
Net increase (decrease) in cash and cash equivalents	$17,721	$(72,579)

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2023 and 2022

Operating Activities. Net cash provided by operating activities was $202.2 million for the Current Period, compared to net cash used in operating activities of $2.1 million in the Prior Period. The $204.3 million improvement is comprised of an increase of $56.0 million of net income combined with non-cash adjustments and $148.3 million of decreased working capital primarily due to collecting trade receivables impacted by improvements in the billing and collection process.

Investing Activities. Net cash used in investing activities was $104.9 million for the Current Period, compared to $29.5 million for the Prior Period. The $75.4 million increase in net cash used in investing activities was due primarily to a $51.6 million increase in purchases of property and equipment, an increase of $19.1 million spent for acquisitions, net of cash and restricted cash received and a $10.1 million decrease in proceeds received from sales of property and equipment partially offset by a decrease of $6.0 million in investments made in non-controlled entities.

Financing Activities. Net cash used in financing activities was $79.5 million for the Current Period compared to net cash used in financing activities of $41.0 million for the Prior Period. The $38.5 million increase in net cash used in financing activities was due primarily to a $29.9 million increase in repurchases of shares of Class A common stock and $17.9 million in dividends paid during the Current Period partially offset by $4.4 million of cash received net of cash paid from/to noncontrolling interest holders in the Current Period, debt repayments net of borrowings decreasing $2.8 million, and $2.1 million in debt issuance costs paid in the Prior Period.

Sustainability-Linked Credit Facility

On March 17, 2022 (the “Restatement Date”), SES Holdings, a subsidiary of the Company, and Select Water Solutions, LLC (“Select LLC”), formerly Select Energy Services, LLC and a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”) (which amended and restated the Prior Credit Agreement dated November 1, 2017). The Sustainability-Linked Credit Facility also has a sublimit of $40.0 million for letters of credit and a sublimit of $27.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by $135.0 million during the first three years following the Restatement Date.

Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2022 Form 10-K for operating lease obligations as of December 31, 2022 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of September 30, 2023.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2022 Form 10-K.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company adopted this ASU in the Current Period and it had no impact on its consolidated financial statements.

Off-Balance-Sheet Arrangements

As of September 30, 2023, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of September 30, 2023, we had no outstanding borrowings under our Sustainability-Linked Credit Facility. As of October 30, 2023, we had no outstanding borrowings and $241.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 33,525 shares purchased to satisfy tax withholding obligations related to restricted stock previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs(1)
July 1, 2023 to July 31, 2023	22,560	$8.18	—	$12,463,632
August 1, 2023 to August 31, 2023	10,965	$8.34	—	$12,463,632
September 1, 2023 to September 30, 2023	—	$—	—	$12,463,632

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: November 1, 2023	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: November 1, 2023	By:	/s/ Nick Swyka
Nick Swyka
Senior Vice President and Chief Financial Officer