Form 10-Q
period 2024-03-31
Select Water Solutions, Inc.
filed 2024-05-01
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 29, 2024, the registrant had 102,694,571 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including rising tensions with Iran, inflation and elevated interest rates, and potential energy insecurity in Europe, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by an increase in hostilities in the Middle East;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East;
●	the impact of central bank policy actions, such as sustained, elevated rates of interest in response to high rates of inflation, and disruptions in the bank and capital markets;
●	the severity and duration of world health events and any resulting impact on commodity prices and supply and demand considerations;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	actions taken by the Biden Administration or state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	changes in global political or economic conditions, generally, including as a result of the fall 2024 presidential election and any resultant political uncertainty, and in the markets we serve, including the rate of inflation and potential economic recession;
●	growing demand for electric vehicles that may result in reduced demand for refined products deriving from crude oil such as gasoline and diesel fuel, and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of sustained increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the conflict in the Israel-Gaza region and/or other instability and hostilities in the Middle East;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,753	$57,083
Accounts receivable trade, net of allowance for credit losses of $5,259 and $5,318, respectively	323,113	322,611
Accounts receivable, related parties	330	171
Inventories	37,636	38,653
Prepaid expenses and other current assets	37,886	35,541
Total current assets	411,718	454,059
Property and equipment	1,242,133	1,144,989
Accumulated depreciation	(650,952)	(627,408)
Total property and equipment, net	591,181	517,581
Right-of-use assets, net	42,931	39,504
Goodwill	31,202	4,683
Other intangible assets, net	127,649	116,189
Deferred tax assets, net	60,489	61,617
Other long-term assets	26,137	24,557
Total assets	$1,291,307	$1,218,190
Liabilities and Equity
Current liabilities
Accounts payable	$54,389	$42,582
Accrued accounts payable	62,833	66,182
Accounts payable and accrued expenses, related parties	4,227	4,086
Accrued salaries and benefits	17,692	28,401
Accrued insurance	17,227	19,720
Sales tax payable	2,973	1,397
Current portion of tax receivable agreements liabilities	469	469
Accrued expenses and other current liabilities	35,800	33,511
Current operating lease liabilities	16,241	15,005
Current portion of finance lease obligations	196	194
Total current liabilities	212,047	211,547
Long-term tax receivable agreements liabilities	37,718	37,718
Long-term operating lease liabilities	39,667	37,799
Long-term debt	75,000	—
Other long-term liabilities	38,554	38,954
Total liabilities	402,986	326,018
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 102,705,260 shares issued and outstanding as of March 31, 2024; 350,000,000 shares authorized and 102,172,863 shares issued and outstanding as of December 31, 2023	1,027	1,022
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2024 and December 31, 2023	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,001,967	1,008,095
Accumulated deficit	(233,166)	(236,791)
Total stockholders’ equity	769,990	772,488
Noncontrolling interests	118,331	119,684
Total equity	888,321	892,172
Total liabilities and equity	$1,291,307	$1,218,190

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenue
Water Services	$228,307	$274,678
Water Infrastructure	63,508	55,466
Chemical Technologies	74,733	86,448
Total revenue	366,548	416,592
Costs of revenue
Water Services	181,532	219,942
Water Infrastructure	33,692	34,333
Chemical Technologies	61,755	69,709
Depreciation, amortization and accretion	36,892	32,943
Total costs of revenue	313,871	356,927
Gross profit	52,677	59,665
Operating expenses
Selling, general and administrative	43,980	35,829
Depreciation and amortization	1,258	595
Impairments and abandonments	45	11,166
Lease abandonment costs	389	76
Total operating expenses	45,672	47,666
Income from operations	7,005	11,999
Other income (expense)
Gain on sales of property and equipment and divestitures, net	325	2,911
Interest expense, net	(1,272)	(1,483)
Other	(282)	842
Income before income tax expense and equity in losses of unconsolidated entities	5,776	14,269
Income tax expense	(1,452)	(198)
Equity in losses of unconsolidated entities	(449)	(366)
Net income	3,875	13,705
Less: net income attributable to noncontrolling interests	(250)	(1,358)
Net income attributable to Select Water Solutions, Inc.	$3,625	$12,347

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.04	$0.12
Class B—Basic	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.04	$0.12
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Net income	$3,875	$13,705
Comprehensive income	3,875	13,705
Less: comprehensive income attributable to noncontrolling interests	(250)	(1,358)
Comprehensive income attributable to Select Water Solutions, Inc.	$3,625	$12,347

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	5,490	—	5,490	869	6,359
Issuance of restricted shares	1,118,836	11	—	—	1,136	—	1,147	(1,147)	—
Repurchase of common stock	(830,337)	(8)	—	—	(6,885)	—	(6,893)	(103)	(6,996)
Restricted shares forfeited	(60,019)	(1)	—	—	(61)	—	(62)	62	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(5,931)	—	(5,931)	—	(5,931)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(185)	—	(185)	—	(185)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(973)	(973)
Net income	—	—	—	—	—	3,625	3,625	250	3,875
Balance as of March 31, 2024	102,705,260	$1,027	16,221,101	$162	$1,001,967	$(233,166)	$769,990	$118,331	$888,321

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	2,581	—	2,581	383	2,964
Issuance of restricted shares	1,275,859	13	—	—	1,155	—	1,168	(1,168)	—
Repurchase of common stock	(1,657,203)	(17)	—	—	(11,019)	—	(11,036)	101	(10,935)
Restricted shares forfeited	(26,861)	—	—	—	(25)	—	(25)	25	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	153	153
NCI income tax adjustment	—	—	—	—	11	—	11	(11)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,258)	—	(5,258)	—	(5,258)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(211)	—	(211)	—	(211)
Class B common stock ($0.05 per share)	—	—	—	—		—	—	(811)	(811)
Net income	—	—	—	—	—	12,347	12,347	1,358	13,705
Balance as of March 31, 2023	108,981,323	$1,090	16,221,101	$162	$1,063,149	$(298,847)	$765,554	$117,781	$883,335

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$3,875	$13,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	38,150	33,538
Deferred tax expense (benefit)	1,129	(6)
Gain on disposal of property and equipment and divestitures	(325)	(2,911)
Equity in losses of unconsolidated entities	449	366
Bad debt expense	596	1,975
Amortization of debt issuance costs	122	122
Inventory adjustments	(33)	75
Equity-based compensation	6,359	2,964
Impairments and abandonments	45	11,166
Other operating items, net	312	(218)
Changes in operating assets and liabilities
Accounts receivable	128	(64,922)
Prepaid expenses and other assets	(2,180)	(5,431)
Accounts payable and accrued liabilities	(16,498)	(8,439)
Net cash provided by (used in) operating activities	32,129	(18,016)
Cash flows from investing activities
Purchase of property and equipment	(33,763)	(27,885)
Acquisitions, net of cash received	(108,311)	(9,418)
Proceeds received from sales of property and equipment	5,166	6,724
Net cash used in investing activities	(136,908)	(30,579)
Cash flows from financing activities
Borrowings from revolving line of credit	90,000	76,750
Payments on revolving line of credit	(15,000)	(17,250)
Payments of finance lease obligations	(66)	(5)
Dividends and distributions paid	(7,487)	(6,206)
Contributions from noncontrolling interests	—	4,950
Repurchase of common stock	(6,996)	(10,935)
Net cash provided by financing activities	60,451	47,304
Effect of exchange rate changes on cash	(2)	(3)
Net decrease in cash and cash equivalents	(44,330)	(1,294)
Cash and cash equivalents, beginning of period	57,083	7,322
Cash and cash equivalents, end of period	$12,753	$6,028
Supplemental cash flow disclosure:
Cash paid for interest	$954	$1,119
Cash refunds for income taxes, net	$(33)	$—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$39,046	$31,398

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

Class A and Class B common stock:  As of March 31, 2024, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three months ended March 31, 2024 (the “Current Quarter”) and the three months ended March 31, 2023 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on February 21, 2024, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of March 31, 2024, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of March 31,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2024	2023

				(in thousands)
20% minority interest	2020	Equity-method	Other long-term assets	$4,253	$4,314
39% minority interest	2021	Equity-method	Other long-term assets	3,805	4,174
47% minority interest	2021	Equity-method	Other long-term assets	3,240	3,305

Dividends: During the Current Quarter, the Company paid $5.9 million in dividends accounted for as a reduction to additional paid-in capital, $1.0 million of distributions accounted for as a reduction to noncontrolling interests and $0.6 million as a reduction to accrued expenses and other current liabilities. As of March 31, 2024, the Company had $0.4 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

Effective June 1, 2023, our CODM began to strategically view and manage certain water sourcing and transfer operations, previously included in our Water Infrastructure segment, as part of our Water Services segment. These changes were driven by multiple factors, including the preponderance of our water sourcing business that integrates with our water transfer operations, the continued transition of completions water demand from fresh and brackish water to recycled water, and the anticipation of more efficient sharing and utilization of resources to realize potential synergies. Prior periods have been recast to include the water sourcing and transfer operations within the Water Services segment and remove the results of those operations from the Water Infrastructure segment.

Concurrently, the Company also decided to rename its Oilfield Chemicals segment as Chemical Technologies. This change was based on a number of factors, including the continued success of our chemicals business in delivering customized, specialty chemicals products developed through our own research and development efforts and the de-emphasis of certain traditional commoditized chemistry products within the oil and gas industry, as well as the continued investments in time and resources we make to manufacture and sell our specialty chemical products into non-oilfield industrial-related applications. We believe these segment changes better align the business with the current and future state of the Company’s operations and capital allocation and strategic objectives. This change was a naming convention only change that did not impact any Current Quarter or Prior Quarter numbers.

The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells (“SWDs”), as well as waste solutions facilities, primarily serving E&P companies.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2023, included in the 2023 Form 10-K.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation, amortization and accretion, uncollectible accounts receivable, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-related reasonably certain option exercise assessments, and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2024
(in thousands)
Balance as of December 31, 2023	$5,318
Increase to allowance based on a percentage of revenue	735
Charge-offs	(836)
Recoveries	42
Balance as of March 31, 2024	$5,259

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2024
(in thousands)
Balance as of December 31, 2023	$37,262
Accretion expense	254
Acquired AROs	3,695
Revisions	200
Payments	(2,895)
Balance as of March 31, 2024	$38,516

Short-term ARO liability	8,243
Long-term ARO liability	30,273
Balance as of March 31, 2024	$38,516

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2024	2023

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$33	$77
Sublease income	Lease abandonment costs and Costs of revenue	454	384

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Quarter, the Company made the decision to abandon operations at two leased Water Services locations. As a result, the Company recorded $0.5 million of right-of-use asset impairment charges.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.7 million and $1.5 million match expense in the Current Quarter and Prior Quarter, respectively.

Severance: During the Current Quarter, the Company incurred $0.6 million of severance in connection with the termination of the former Chief Financial Officer included in selling, general and administrative within the consolidated statements of operations and the full amount is included in accrued salaries and benefits as of March 31, 2024.

Recent accounting pronouncements: In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for our fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. We are currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year ending December 31, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2024 and 2023 acquisitions (dollars in thousands):

Assets and Operations Acquired	Acquisition Date	Cash Consideration	Acquisition related costs for Asset Acquisition	Total Consideration	Segments
Buckhorn	March 1, 2024	$17,881	$-	$17,881	Water Infrastructure
Iron Mountain Energy	January 8, 2024	14,000	-	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	58,330	-	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	18,100	-	18,100	Water Infrastructure
Four Smaller Asset Acquisitions	Multiple 2023 Dates	7,293	-	7,293	Water Infrastructure
Asset Acquisition	April 3, 2023	4,000	-	4,000	Water Services
Asset Acquisition	January 31, 2023	6,250	150	6,400	Water Infrastructure
Total		$125,854	$150	$126,004

Buckhorn Acquisition

On March 1, 2024, the Company completed the acquisition of membership interests from Buckhorn Waste Services, LLC and equity interests from Buckhorn Disposal, LLC (together “Buckhorn” or the “Buckhorn Acquisition”). The Company paid initial consideration of $17.9 million at closing. The acquisition strengthened Select’s solids waste management capabilities in the Bakken region, adding additional landfills in North Dakota and in Montana to support Select’s existing landfill operations in the region.

The Buckhorn Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of March 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and a portion of the goodwill acquired is deductible for income tax purposes. The Company incurred $0.5 million of transaction-related costs related to this acquisition during the Current Quarter, and such costs are included in selling, general and administrative within the consolidated statements of operations.

Iron Mountain Energy Acquisition

On January 8, 2024, the Company acquired substantially all of the assets and operations of Iron Mountain Energy, LLC (the “Iron Mountain Acquisition”). The Company paid initial consideration of $14.0 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Iron Mountain Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of March 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.7 million of transaction-related costs related to this acquisition during the Current Quarter, and such costs are included in selling, general and administrative within the consolidated statements of operations.

Tri-State Water Logistics Acquisition

On January 3, 2024, the Company acquired the assets and operations of Tri-State Water Logistics, LLC and certain of its affiliates (the “Tri-State Acquisition”). The Company paid initial consideration of $58.3 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Tri-State Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of March 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.7 million of transaction-related costs related to this acquisition during the Current Quarter, and such costs are included in selling, general and administrative within the consolidated statements of operations.

Rockies produced water gathering and disposal infrastructure Acquisition

On January 1, 2024, the Company acquired certain disposal assets, operations and disposal and recycling permits in the Rockies region (the “Rockies Infrastructure Acquisition”). The Company paid initial consideration of $18.1 million at closing. The acquisition strengthened Select’s water disposal assets and operations in the Rockies region.

The Rockies Infrastructure Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of March 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.2 million of transaction-related costs related to this acquisition during the Current Quarter, and such costs are included in selling, general and administrative within the consolidated statements of operations.

A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of the Company’s 2024 acquisitions is located below:

Preliminary Purchase price allocation	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

	(in thousands)
Consideration transferred
Cash paid	$17,881	$14,000	$58,330	$18,100	$108,311
Total consideration transferred	17,881	14,000	58,330	18,100	108,311

Less: identifiable assets acquired and liabilities assumed
Working capital	1,715	(4,095)	(1,428)	(500)	(4,308)
Property and equipment	10,937	17,749	37,727	7,780	74,193
Right-of-use assets	—	—	1,028	—	1,028
Customer relationships	300	—	8,620	6,610	15,530
Long-term ARO	—	(1,725)	(1,595)	(375)	(3,695)
Long-term lease liabilities	—	—	(956)	—	(956)
Total identifiable net assets acquired	12,952	11,929	43,396	13,515	81,792
Goodwill	4,929	2,071	14,934	4,585	26,519
Fair value allocated to net assets acquired	$17,881	$14,000	$58,330	$18,100	$108,311

2023 Asset Acquisitions

During the year ended December 31, 2023, Select acquired certain assets, revenue-producing contracts and associated liabilities, primarily in the Permian Basin, from multiple entities for $17.7 million inclusive of $0.2 million of acquisition-related costs. The allocation of the purchase price for these assets was a combined $15.9 million in property and equipment, $1.0 million in water inventory, $1.9 million in customer relationships and $1.1 million in asset retirement obligations and other liabilities. Many of the assets acquired are adjacent to the Company’s Big Spring Recycling System (“BSRS”) in the Permian Basin, with connectivity into BSRS providing future revenue and cost synergies.

NOTE 4—REVENUE

The Company follows ASC 606, Revenue from Contracts with Customers, for most revenue recognition, which provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model only to contracts when it is probable that we will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. The accommodations and rentals revenue continues to be guided by ASC 842 – Leases, which is discussed further below.

The following factors are applicable to all three of the Company’s segments for the Current Quarter and Prior Quarter:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per-unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of March 31, 2024, the Company had sixteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the ASC 606 standard. As of March 31, 2024 and December 31, 2023, the Company had no contract assets or contract liabilities.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2024, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $20.3 million and $21.7 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2024, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2024	2023

	(in thousands)
Geographic Region
Permian Basin	$168,423	$198,030
Rockies	56,683	47,547
Eagle Ford	49,241	47,653
Marcellus/Utica	37,335	42,173
Haynesville/E. Texas	23,349	24,695
Mid-Continent	19,481	28,021
Bakken	15,135	31,211
Eliminations and other regions	(3,099)	(2,738)
Total	$366,548	$416,592

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Eagle Ford and Rockies, which collectively comprised 74% and 66% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken which collectively comprised 83% and 79% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 90% and 87% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
Raw materials	$24,466	$25,183
Finished goods	13,170	13,470
Total	$37,636	$38,653

During the Current Quarter, the Company recorded net credits to the reserve for excess and obsolete inventory of less than $0.1 million. During the Prior Quarter, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million. Both credits and charges to the reserve for excess and obsolete inventory were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.4 million and $5.5 million as of March 31, 2024 and December 31, 2023, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in thousands)
Machinery and equipment	$613,140	$608,780
Buildings and leasehold improvements	110,225	111,650
Gathering and disposal infrastructure	171,411	87,354
Recycling facilities	82,417	68,875
Pipelines	103,171	103,171
Vehicles and equipment	18,314	19,007
Land	33,100	23,745
Computer equipment and software	5,442	3,038
Office furniture and equipment	787	772
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	27	27
Computer equipment and software - finance lease	884	883
Construction in progress	102,696	117,168
	1,242,133	1,144,989
Less accumulated depreciation(1)	(650,952)	(627,408)
Total property and equipment, net	$591,181	$517,581
(1)	Includes $0.8 million and $0.7 million of accumulated depreciation related to finance leases as of March 31, 2024 and December 31, 2023, respectively.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Category
Depreciation expense from property and equipment	$33,764	$29,516
Amortization expense from finance leases	62	5
Amortization expense from intangible assets	4,070	3,761
Accretion expense from asset retirement obligations	254	256
Total depreciation, amortization and accretion	$38,150	$33,538

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $26.5 million of goodwill in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment as of March 31, 2024 and December 31, 2023 are as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2023	$1,438	$3,245	$4,683
Additions	—	26,519	26,519
Balance as of March 31, 2024	$1,438	$29,764	$31,202

The components of other intangible assets, net as of March 31, 2024 and December 31, 2023 are as follows:

	As of March 31, 2024			As of December 31, 2023
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Abandonment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$180,130	$(64,905)	$115,225	$164,600	$—	$(61,216)	$103,384
Patents and other intellectual property	12,772	(7,436)	5,336	12,772	—	(7,090)	5,682
Trademarks	—	—	—	14,360	(11,106)	(3,254)	—
Water rights and other	1,375	(1,318)	57	2,803	—	(2,711)	92
Total definite-lived	194,277	(73,659)	120,618	194,535	(11,106)	(74,271)	109,158
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Total indefinite-lived	7,031	—	7,031	7,031	—	—	7,031
Total other intangible assets, net	$201,308	$(73,659)	$127,649	$201,566	$(11,106)	$(74,271)	$116,189

During the Current Quarter, the Company added $15.5 million in customer relationships in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). The weighted-average period for customer relationships, patents and other intellectual property, and water rights and other was 12.8 years, 9.5 years and 10.0 years respectively, and the weighted-average remaining amortization period for customer relationships, patents and other intellectual property, and water rights and other was 9.0 years, 4.4 years and 0.4 years, respectively, as of March 31, 2024. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter and Prior Quarter. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2024	$12,154
2025	16,066
2026	15,978
2027	15,476
2028	13,747
Thereafter	47,197
Total	$120,618

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

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either the (a) one- or three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Sustainability-Linked Credit Facility) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Sustainability-Linked Credit Facility will bear interest at 2.00% plus the otherwise applicable interest rate. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Restatement Date.

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

The Company had $75.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of March 31, 2024 and no borrowings outstanding as of December 31, 2023. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of March 31, 2024 was 7.02%. As of March 31, 2024 and December 31, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $247.9 million and $267.4 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $17.1 million as of both March 31, 2024 and December 31, 2023. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $155.8 million as of March 31, 2024.

The principal maturities of debt outstanding on March 31, 2024 were as follows:

Amount
(in thousands)
2024	$—
2025	—
2026	—
2027	75,000
Total	$75,000

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, were $1.4 million and $1.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million and $0.1 million for the Current Quarter and Prior Quarter, respectively.

The Company was in compliance with all debt covenants as of March 31, 2024.

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

Currently, the maximum number of shares reserved for issuance under the 2016 Plan is approximately 13.3 million shares, with approximately 1.2 million shares available to be issued as of March 31, 2024. For all share-based compensation award types, the Company accounts for forfeitures as they occur.

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

The aggregate number of shares of the Company’s Class A common stock available for issuance under the Assumed Plans will be reduced by one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to an award granted under the Assumed Plans. If any award granted under the 2017 Plan (in whole or in part) is cancelled, forfeited, exchanged, settled in cash, or otherwise terminated, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award, and if any award granted under the 2018 Plan (in whole or part) is forfeited, the shares of the Company’s Class A common stock subject to such award will again be available at a rate of one share of the Company’s Class A common stock for every one share of the Company’s Class A common stock subject to such award. The Company registered the securities issuable under the Assumed Plans by filing a registration statement on Form S-8 with the Securities and Exchange Commission on February 23, 2022. As of March 31, 2024, the maximum number of shares of the Company’s Class A common stock available for future issuance under the 2017 Plan is 55,769 and under the 2018 Plan is 14,736.

Stock Option Awards

The Company has outstanding stock option awards as of March 31, 2024 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2024
			Weighted-average
		Weighted-average	Grant Date Value	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,654,952	$17.01	3.2	$—
Expired	(187,408)	19.98	—	—
Ending balance, outstanding	1,467,544	$16.63	3.0	$345
Ending balance, exercisable	1,467,544	$16.63	3.0	$345
Nonvested as of March 31, 2024	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $9.23 and $7.59 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.7 million and $3.9 million related to the restricted stock awards for the Current Quarter and Prior Quarter, respectively. As of March 31, 2024, there was $18.7 million of unrecognized compensation expense with a weighted-average remaining life of 2.2 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2024
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2023	3,758,692	$7.32
Granted	1,118,836	8.77
Vested	(2,118,938)	7.26
Forfeited	(60,019)	8.23
Nonvested as of March 31, 2024	2,698,571	$7.95

Performance Share Units (“PSUs”)

During 2022 and 2023, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A common stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from either January 1, 2022 through December 31, 2024 or January 1, 2023 through December 31, 2025.

The target number of shares of Class A common stock subject to each remaining PSU granted in 2022 and 2023 is one; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2025 for the 2022 PSU grants, and June 30, 2026, for the 2023 PSU grants, assuming the applicable minimum performance metrics are achieved.

The target PSUs granted in 2022 and 2023 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but the Company must have a positive Total Shareholder Return (as defined in the applicable PSU agreement) over the performance period. As a result of this market condition, the 2022 and 2023 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

During 2024, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to ROA in comparison to twelve peer companies and PSUs subject to market-based and service-based vesting provisions related to absolute total shareholder return (“TSR”) over the performance period from January 1, 2024 through December 31, 2026. The target number of shares of Class A common stock subject to each PSU granted in 2024 is 1.0; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 2.0 times the target number. No PSUs are earned if the Company's TSR is negative. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2027.

The target PSUs granted in 2024 that become earned in connection with the ROA in comparison to other companies will be determined (as defined in the applicable PSU agreement) in accordance with the following table:

Ranking Among Peer Group	Percentage of Target Amount Earned
Outside of Top 10	0%
Top 10	50%
Top 7	100%
Top 3	200%

The PSUs granted in 2024 that become earned in connection with TSR will be determined (as defined in the applicable PSU agreement) in accordance with the following table:

Performance Level	Absolute TSR (%)	Percentage of Target PSUs Earned
Below Threshold	Less than 0%	0%
Threshold	0%	50%
Target	10%	100%
Maximum	Greater than or equal to 30%	200%

The fair value on the date the PSUs were granted during 2024, 2023 and 2022 was $5.2 million, $5.3 million and $5.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized charges to compensation expense of $2.6 million and credits to compensation expense of $0.9 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2024, the unrecognized compensation cost related to our unvested PSUs is estimated to be $9.6 million and is expected to be recognized over a weighted-average period of 2.3 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of March 31, 2024:

PSUs
Nonvested as of December 31, 2023	1,946,726
Target shares granted	609,796
Target shares vested (1)	(303,917)
Target shares added by performance factor	27,630
Target shares forfeited (1)	(260,663)
Target shares outstanding as of March 31, 2024	2,019,572
(1)	The PSUs granted in 2021 related to ROA vested at 110% of target and the FCF PSUs were forfeited.

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

Share Repurchases

During the Current Quarter, the Company repurchased 830,337 shares of Class A common stock in connection with employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $7.0 million and a decrease to Class A common stock of $8,000. In the Prior Quarter, the Company repurchased 1,231,996 shares of Class A common stock in the open market pursuant to our share repurchase program and 425,207 shares of Class A common stock in connection with employee minimum tax withholding requirements.

The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to our share repurchase program.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2024 or the year ended December 31, 2023.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2024 and December 31, 2023 due to the short-term nature of these instruments. The carrying value of debt as of March 31, 2024 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $4.6 million. These purchases consisted of $3.0 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment, $0.6 million relating to management, consulting and other services and $0.4 million relating to inventory and consumables.

During the Prior Quarter, sales to related parties were $0.3 million and purchases from related-party vendors were $3.8 million. These purchases consisted of $3.0 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment and $0.2 million relating to management, consulting and other services.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of March 31, 2024, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

The first of the Tax Receivable Agreements, which the Company entered into with Legacy Owner Holdco and Crestview Partners II GP, L.P. (“Crestview GP”) generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the Select 144A Offering or pursuant to the exercise of the Exchange Right or the Company’s Call Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under such Tax Receivable Agreement.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of $38.2 million as of both March 31, 2024, and December 31, 2023, because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both March 31, 2024, and December 31, 2023. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and permanent book tax differences.

	Three months ended March 31,
	2024	2023

	(in thousands)
Current income tax expense	$323	$204
Deferred income tax expense (benefit)	1,129	(6)
Total income tax expense	$1,452	$198
Effective Tax Rate	25.1%	1.4%

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

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$106	$614
Noncontrolling interests attributable to holders of Class B common stock	118,225	119,070
Total noncontrolling interests	$118,331	$119,684

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$3,625	$12,347
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,085	1,143
Increase in additional paid-in capital as a result of vested PSUs	311	—
Increase (decrease) in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	103	(101)
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$5,124	$13,389

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 1,467,544 and 1,663,972 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter and Prior Quarter, respectively, as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2024			Three months ended March 31, 2023

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$3,875			$13,705
Net income attributable to noncontrolling interests	(250)			(1,358)
Net income attributable to Select Water Solutions, Inc. — basic	$3,625	$3,625	$—	$12,347	$12,347	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	8	8	—	(14)	(14)	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	7	7	—	(9)	(9)	—
Net income attributable to Select Water Solutions, Inc. — diluted	$3,640	$3,640	$—	$12,324	$12,324	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,224,604	16,221,101		105,403,461	16,221,101
Dilutive effect of restricted stock		1,168,335	—		914,862	—
Dilutive effect of performance share units		980,125	—		570,490	—
Weighted-average shares of common stock outstanding — diluted		101,373,063	16,221,101		106,888,813	16,221,101
Income per share:
Basic		$0.04	$—		$0.12	$—
Diluted		$0.04	$—		$0.12	$—

NOTE 16—SEGMENT INFORMATION

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

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as waste solutions facilities, primarily serving E&P companies.

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

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2024
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$230,581	$—	$18,631	$21,114	$10,198
Water Infrastructure	63,854	45	9,586	13,901	26,653
Chemical Technologies	75,073	—	5,771	1,877	1,542
Other	—	—	(3)	—	—
Eliminations	(2,960)	—	—	—	—
Income from operations			33,985
Corporate	—	—	(26,980)	1,258	(64)
Interest expense, net	—	—	(1,272)	—	—
Other income, net	—	—	43	—	—
	$366,548	$45	$5,776	$38,150	$38,329

	For the three months ended March 31, 2023
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$275,848	$60	$21,331	$22,601	$23,702
Water Infrastructure	56,592	—	9,351	8,260	14,824
Chemical Technologies	86,598	11,106	(358)	2,083	2,406
Other	—	—	(4)	—	—
Eliminations	(2,446)	—	—	—	—
Income from operations			30,320
Corporate	—	—	(18,321)	594	562
Interest expense, net	—	—	(1,483)	—	—
Other income, net	—	—	3,753	—	—
	$416,592	$11,166	$14,269	$33,538	$41,494

Total assets by segment as of March 31, 2024 and December 31, 2023, is as follows:

	As of	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Water Services	$562,904	$629,815
Water Infrastructure	498,140	364,587
Chemical Technologies	161,346	152,437
Other	68,917	71,351
	$1,291,307	$1,218,190

NOTE 17—SUBSEQUENT EVENT

On April 1, 2024, Select acquired Trinity Acquisition Holdings, LLC, the parent company of Trinity Environmental Services and related entities (“Trinity”) for $29.4 million of initial consideration. Trinity is a company that provides saltwater disposal and E&P solids waste disposal primarily in the Permian Basin. The assets included 22 saltwater disposal wells in the Permian Basin, one slurry well on the Gulf Coast, and one saltwater disposal well in the Barnett shale in the MidCon region. Additionally, the acquisition encompasses permits for nine future saltwater disposal well locations, 14 miles of owned pipeline and approximately 79 miles of customer pipeline integrally connected to Trinity’s facilities.  The acquisition of Trinity significantly enhances Select’s Permian Basin disposal operations, and allows Select to offer a more comprehensive produced water solution to its customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024 (our “2023 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2023 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2024 (the “Current Quarter”) and the three months ended March 31, 2023 (the “Prior Quarter”).

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

Recent Developments

During the Current Quarter, we completed four acquisitions for $108.3 million in cash adding strategic infrastructure assets in the Haynesville, Rockies and Bakken regions. These acquisitions encompassed the gathering and disposal assets and operations of Tri-State Water Logistics, LLC, the fluids and solids treatment and disposal assets and operations of Iron Mountain Energy, LLC, produced water gathering and disposal infrastructure and additional permitted disposal and recycling capacity in the Rockies region and two landfills from Buckhorn in the Bakken region. These acquisitions will add approximately 450,000 barrels per day of permitted disposal capacity to our Water Infrastructure segment across 21 saltwater disposal wells, two slurry injection wells, a solids treatment facility and two landfills. The disposal assets are supported by a significant portfolio of interconnected gathering pipelines, strategic surface acreage and right-of-way, and multiple long-term pipeline gathering and dedication contracts.

Select is prioritizing investments in water infrastructure projects, which often bring a more predictable and steady revenue stream through long-term contracts and production-related operations. These investments typically produce higher gross margins and also foster stronger partnerships with customers, as Select becomes an integral partner in ensuring well integrity for ongoing customer production over the life of a well. Our focus is on integrated solutions that enhance contracted infrastructure projects with logistics services and chemical solutions, and expanding the value we provide to our customers. Our approach, historically and during the Current Quarter, has been to streamline operations and offer a more comprehensive and valuable overall package to customers that is built around optimizing the entire water lifecycle as such integrated solutions drive revenue growth and enhance overall value to clients.

The armed conflict between Ukraine and Russia continued into 2024, as well as the sustained conflict in Israel and elsewhere in the Middle East, including escalating tensions with Iran. As a result of the Russian invasion of the Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have sustained severe sanctions on Russian financial institutions, businesses and individuals. In October 2023, Hamas militants conducted attacks in Israel and an armed conflict has ensued between Israel and Hamas. The ensuing conflict has resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes. In tandem with such conflict, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, insurance and materials. On April 13, 2024, Iran launched an attack on several targets in Israel, and in response the U.S. and a number of its allies have stated an intent to impose additional sanctions on Iran. The escalating international conflict with Iran, a major oil producer, the Houthi movement in Yemen or the Hezbollah movement in Lebanon has been perceived by many to have increased due to continued increasing hostilities in the Middle East. The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to, and the conflict in the Israel-Gaza region and any heightened hostilities in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due, in part to higher rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

In addition, OPEC+ countries announced production cuts of around 1.16 million barrels per day in April 2023, bringing its total volume cuts to 3.66 million barrels per day since 2021. A number of other production cuts have followed, most recently, in March 2024, OPEC+ announced the extension of voluntary output cuts totaling approximately 2.2 million barrels per day through the second quarter of 2024. Although OPEC+ increased its output in December 2023 due to, among other things, the ongoing conflicts in the Middle East, OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. During the Current Quarter, the average spot price of WTI crude oil was $77.50 versus an average price of $75.93 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.15 versus an average of $2.64 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have declined materially relative to the Prior Quarter and have negatively impacted activity levels in natural gas basins.

Additionally, increased inflation in recent years has resulted in higher interest rates and increased cost of capital for Select and for our customers. As costs of capital has increased, many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers, such as the current consolidation of E&P companies in the Permian Basin, can disrupt our market in the near term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in revenues and earnings, debt metrics, recent capital raises, and equity valuations, is much healthier in the first quarter of 2024 as compared to prior periods.

When one customer acquires another, drilling and completions activity levels may decrease overall, but acquisitions can lead to larger blocks of consolidated development and production acreage, which can increase the demand for our longer-term integrated full water lifecycle solutions. This consolidation may streamline operations, as Select can offer integrated solutions to clients with larger water volumes to manage in certain areas. The Company's position in the market may strengthen, as it becomes an essential partner for long-term production integrity in larger, more comprehensive water projects. However, it also means Select must meet the changing needs and structures of these consolidated entities to maintain and grow these relationships. While customers involved in acquisitions may initially slow activity to focus on integration and portfolio management, we believe we are well-positioned to meet the increased responsibilities of overall water management, including water reuse, recycling, transmitting and balancing across customers and regions, and ultimately disposal, for these larger customers and blocks of contiguous acreage.

While the financial health of the broader oil and gas industry has shown improvement as compared to prior periods, central bank policy actions, bank failures and associated liquidity risks and other factors may negatively impact the value of our equity and that of our customers, and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

From an operational standpoint, many of the recent trends still apply to ongoing unconventional oil and gas development. The continued trend towards multi-well pad development and simultaneous well completions, executed within a limited time frame, combined with service price inflation and elevated interest rates, has increased the overall intensity, complexity and cost of well completions, while increasing fracturing efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and, therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

This multi-well pad development, combined with recent upstream acreage consolidation and corporate mergers as well as the growing trends around the recycling and reuse applications of produced water provides a significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across large swathes of acreage through our regional infrastructure networks, delivering solutions for the full completion and production lifecycle of wells. While these trends have advanced the most in the Permian Basin to date, they are emerging in other basins as well and Select has recently performed recycling projects in the Haynesville, Rockies and South Texas regions as well.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Chemical Technologies.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and SWDs, as well as waste solutions facilities, primarily serving E&P companies.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $138.3 million and $138.2 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $79.5 million and $78.2 million for the Current Quarter and Prior Quarter, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $61.7 million and $83.2 million for the Current Quarter and Prior Quarter, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $24.0 million and $32.6 million for the Current Quarter and Prior Quarter, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;
●	Gross Profit;
●	Gross Margins;
●	EBITDA;
●	Adjusted EBITDA;
●	Cash Flows; and
●	Free Cash Flow.

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

Gross Profit

To measure our financial performance, we analyze our gross profit, which we define as revenues less direct operating expenses (including depreciation, amortization and accretion expenses). We believe gross profit provides insight into profitability and the true operating performance of our assets. We also compare gross profit to prior periods and across segments to identify trends as well as underperforming segments.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment and abandonment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(gains) on unconsolidated entities and plus tax receivable agreements expense less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Cash Flows and Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, plus proceeds received from sale of property and equipment. Our board of directors and executive management team use free cash flow to assess our liquidity and ability to repay maturing debt, fund operations and make additional investments. We believe free cash flow provides useful information to investors because it is an important indicator of our liquidity, including our ability to reduce net debt, make strategic investments, pay dividends and distributions and repurchase common stock. Our measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net cash provided by (used in) operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by our business or discretionary cash available to it to invest in the growth of our business.

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

During the Current Quarter, we completed four business combinations. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$228,307	$274,678	$(46,371)	(16.9)%
Water Infrastructure	63,508	55,466	8,042	14.5%
Chemical Technologies	74,733	86,448	(11,715)	(13.6)%
Total revenue	366,548	416,592	(50,044)	(12.0)%

Costs of revenue
Water Services	181,532	219,942	(38,410)	(17.5)%
Water Infrastructure	33,692	34,333	(641)	(1.9)%
Chemical Technologies	61,755	69,709	(7,954)	(11.4)%
Depreciation, amortization and accretion	36,892	32,943	3,949	12.0%
Total costs of revenue	313,871	356,927	(43,056)	(12.1)%
Gross profit	52,677	59,665	(6,988)	(11.7)%

Operating expenses
Selling, general and administrative	43,980	35,829	8,151	22.7%
Depreciation and amortization	1,258	595	663	111.4%
Impairments and abandonments	45	11,166	(11,121)	NM
Lease abandonment costs	389	76	313	411.8%
Total operating expenses	45,672	47,666	(1,994)	(4.2)%
Income from operations	7,005	11,999	(4,994)	(41.6)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	325	2,911	(2,586)	(88.8)%
Interest expense, net	(1,272)	(1,483)	211	(14.2)%
Other	(282)	842	(1,124)	NM
Income before income tax expense and equity in losses of unconsolidated entities	5,776	14,269	(8,493)	(59.5)%
Income tax expense	(1,452)	(198)	(1,254)	633.3%
Equity in losses of unconsolidated entities	(449)	(366)	(83)	NM
Net income	$3,875	$13,705	$(9,830)	(71.7)%

Revenue

Our revenue decreased $50.0 million, or 12.0%, to $366.5 million for the Current Quarter compared to $416.6 million for the Prior Quarter. This decrease was composed of a $46.4 million decrease in Water Services revenue and an $11.7 million decrease in Chemical Technologies revenue partially offset by an $8.0 million increase in Water Infrastructure revenue. The net $50.0 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. For the Current Quarter, our Water Services, Water Infrastructure and Chemical Technologies constituted 62.3%, 17.3% and 20.4% of our total revenue, respectively, compared to 65.9%, 13.3% and 20.8%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $46.4 million, or 16.9%, to $228.3 million for the Current Quarter compared to $274.7 million for the Prior Quarter. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Water Infrastructure. Revenue increased $8.0 million, or 14.5%, to $63.5 million for the Current Quarter compared to $55.5 million for the Prior Quarter. The increase was primarily driven by additional revenue from acquisitions completed during the Current Quarter and growth in our recycling business line, offsetting lower pipeline distribution volumes.

Chemical Technologies. Revenue decreased by $11.7 million, or 13.6%, to $74.7 million for the Current Quarter compared to $86.4 million for the Prior Quarter. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $43.1 million, or 12.1%, to $313.9 million for the Current Quarter compared to $356.9 million for the Prior Quarter. The decrease was primarily composed of a $38.4 million decrease in Water Services costs, a $0.6 million decrease in Water Infrastructure costs and an $8.0 million decrease in Chemical Technologies costs due to supporting the lower revenue-producing activity discussed above.

Water Services. Costs of revenue decreased $38.4 million, or 17.5%, to $181.5 million for the Current Quarter compared to $219.9 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 80.1% to 79.5%. The decrease was due to higher gross margins in our Water Transfer and Well Testing business lines due to effective cost controls and higher water sourcing margins impacted by higher revenue, partially offset by lower fluids hauling margins due to price reductions.

Water Infrastructure. Costs of revenue decreased $0.6 million, or 1.9%, to $33.7 million for the Current Quarter compared to $34.3 million for the Prior Quarter. Cost of revenue as a percent of revenue decreased from 61.9% to 53.1% due primarily to increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue favorably impacted gross margin.

Chemical Technologies. Costs of revenue decreased $8.0 million, or 11.4%, to $61.8 million for the Current Quarter compared to $69.7 million for the Prior Quarter. Cost of revenue as a percent of revenue increased from 80.6% to 82.6% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $3.9 million, or 12.0%, to $36.9 million for the Current Quarter compared to $32.9 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $52.7 million for the Current Quarter compared to $59.7 million for the Prior Quarter due primarily to lower revenue and gross profit in our Water Services and Chemical Technologies segments coupled with higher depreciation expense, partially offset by higher revenue and gross profit in our Water Infrastructure segment. Gross profit decreased by $8.0 million in our Water Services segment, increased by $8.7 million in our Water Infrastructure segment and decreased by $3.8 million in our Chemical Technologies segment. Also contributing to the decrease in gross profit was a $3.9 million increase in depreciation, amortization and accretion expense. Gross margin as a percent of revenue was 14.4% and 14.3% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 22.7%, to $44.0 million for the Current Quarter compared to $35.8 million for the Prior Quarter. The increase was due primarily to a $4.2 million increase in incentive and equity-based compensation cost, $2.0 million in higher wages, associated payroll taxes and employer 401(k) match contributions, an increase of $2.0 million in transaction and rebranding costs, $1.1 million in higher contract labor and $0.6 million in severance expense partially offset by a $1.4 million decrease in bad debt expense and a $0.3 million decrease from a combination of other expenses.

Impairments and Abandonments

Prior Quarter impairment and abandonments were comprised of $11.1 million trademark abandonment in the Chemical Technologies segment as well as $0.1 million to impair the remaining value of a cost-method investment in our Water Services segment. Current Quarter impairments and abandonments were less than $0.1 million.

Net Interest Expense

Net interest expense decreased by $0.2 million, or 14.2%, to $1.3 million for the Current Quarter compared to $1.5 million in the Prior Quarter due primarily to higher interest income on cash balances.

Net Income

Net income decreased by $9.8 million, or 71.7%, to $3.9 million for the Current Quarter compared to $13.7 million for the Prior Quarter, driven primarily by decreased revenues and higher selling, general and administrative expenses, including additional rebranding and transaction costs, partially offset by the trademark abandonment in the Prior Quarter.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss), plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment and abandonment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(gains) on unconsolidated entities and plus tax receivable agreements expense less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, amortization and accretion) and items outside the control of our management team. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2024	2023

	(in thousands)
Net income	$3,875	$13,705
Interest expense, net	1,272	1,483
Income tax expense	1,452	198
Depreciation, amortization and accretion	38,150	33,538
EBITDA	44,749	48,924
Non-cash compensation expenses	6,359	2,964
Non-recurring severance expenses(1)	648	—
Non-cash loss on sale of assets or subsidiaries(2)	1,748	823
Transaction and rebranding costs(3)	4,929	2,881
Lease abandonment costs	389	76
Impairments and abandonments	45	11,166
Equity in losses of unconsolidated entities	449	366
Other	442	4
Adjusted EBITDA	$59,758	$67,204
(1)	For the Current Quarter, these costs related to severance costs associated with our former CFO.
(2)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $44.7 million for the Current Quarter compared to $48.9 million for the Prior Quarter. The $4.2 million decrease in EBITDA was driven primarily by a $3.0 million decrease in gross profit an $8.2 million increase in selling, general and administrative expense and a $2.6 million decrease in gains on asset sales partially offset by an $11.1 million decrease in impairments and abandonments. Adjusted EBITDA was $59.8 million for the Current Quarter compared to $67.2 million for the Prior Quarter.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $7.5 million in the Current Quarter, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of March 31, 2024 cash and cash equivalents totaled $12.8 million, and we had approximately $155.8 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of March 31, 2024, the borrowing base under the Sustainability-Linked Credit Facility was $247.9 million, we had $75.0 million in outstanding borrowings and outstanding letters of credit totaled $17.1 million. As of April 29, 2024, we have $100.0 million in outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $248.2 million, the outstanding letters of credit totaled $17.0 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $131.2 million.

Note Regarding Non-GAAP Financial Measures

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, plus proceeds received from sale of property and equipment. Our board of directors and executive management team use free cash flow to assess our liquidity and ability to repay maturing debt, fund operations and make additional investments. We believe free cash flow provides useful information to investors because it is an important indicator of our liquidity, including our ability to reduce net debt, make strategic investments, pay dividends and distributions and repurchase common stock. Our measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net cash provided by (used in) operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by our business or discretionary cash available to it to invest in the growth of our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Net cash provided by (used in) operating activities	$32,129	$(18,016)	$50,145	278.3%
Net cash used in investing activities	(136,908)	(30,579)	(106,329)	(347.7)%
Net cash provided by financing activities	60,451	47,304	13,147	27.8%
Subtotal	(44,328)	(1,291)
Effect of exchange rate changes on cash and cash equivalents	(2)	(3)	1	NM
Net decrease in cash and cash equivalents	$(44,330)	$(1,294)

Analysis of Cash Flow Changes between the three months ended March 31, 2024 and 2023

Operating Activities. Net cash provided by operating activities was $32.1 million for the Current Quarter, compared to net cash used in operating activities of $18.0 million for the Prior Quarter. The $50.1 million improvement is comprised of $60.2 million of decreased working capital primarily due to collecting trade receivables impacted by improvements in the billing and collection process offset by a decrease of $10.1 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $136.9 million for the Current Quarter, compared to $30.6 million for the Prior Quarter. The $106.3 million increase in net cash used in investing activities was due primarily to an increase of $98.9 million spent for acquisitions net of cash received, a $5.9 million increase in purchases of property and equipment, and a $1.6 million decrease in proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $60.5 million for the Current Quarter, compared to $47.3 million for the Prior Quarter. The $13.1 million increase in net cash provided by financing activities was due primarily to borrowings net of debt repayments increasing $15.5 million and a $3.9 million decrease in repurchases of shares of Class A common stock partially offset by $5.0 million of cash received from noncontrolling interest holders in the Prior Quarter and a $1.3 million increase in dividends paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Three months ended March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$32,129	$(18,016)
Purchase of property and equipment	(33,763)	(27,885)
Proceeds received from sale of property and equipment	5,166	6,724
Free cash flow	$3,532	$(39,177)

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2023 Form 10-K for operating lease obligations as of December 31, 2023 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of March 31, 2024.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2023 Form 10-K.

Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year ending December 31, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

Off-Balance-Sheet Arrangements

As of March 31, 2024, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry as well as the level of oil and gas production. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; war, armed conflicts, economic sanctions and other constraints to global trade and economic growth; current price levels as well as expectations about future prices of oil and gas, including announcements and actions taken by the members of OPEC+ with respect to oil production levels; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g., wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; global health events; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of March 31, 2024, we had $75.0 million in outstanding borrowings under our Sustainability-Linked Credit Facility. As of April 29, 2024, we had $100.0 million in outstanding borrowings and $131.2 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 830,337 shares purchased to satisfy tax withholding obligations related to vested restricted stock and performance shares previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs(2)
January 1, 2024 to January 31, 2024	234,599	$7.59	—	$21,177,432
February 1, 2024 to February 29, 2024	391,844	$8.77	—	$21,177,432
March 1, 2024 to March 31, 2024	203,894	$8.73	—	$21,177,432

(1)	The average price paid per share includes commissions.
(2)

On November 8, 2023, our board of directors authorized a share repurchase program of up to $25.0 million of outstanding shares of Class A common stock. This new authorization was in addition to the $7.5 million remaining outstanding under our previous authorization, as of November 8, 2023. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements.

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

10.1*	Separation Agreement and General Release of Claims by and between Select Water Solutions, Inc. and Nicholas Swyka.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: May 1, 2024	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 1, 2024	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer