Form 10-Q
period 2024-06-30
Select Water Solutions, Inc.
filed 2024-07-31
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, the registrant had 102,796,012 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including heightened tensions with Iran, inflation and elevated interest rates, and potential energy insecurity in Europe, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by an increase in hostilities in the Middle East;
●	changes in global political or economic conditions, generally, including as a result of the fall 2024 United States presidential election and any resultant political and economic uncertainty, including the rate of inflation and potential economic recession;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East;
●	the impact of central bank policy actions, such as sustained, elevated rates of interest in response to high rates of inflation, and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	actions taken by federal and state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that may result in reduced demand for refined products deriving from crude oil such as gasoline and diesel fuel, and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of sustained increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the conflict in the Israel-Gaza region and/or other instability and hostilities in the Middle East;

●	the severity and duration of world health events and any resulting impact on commodity prices and supply and demand considerations;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,417	$57,083
Accounts receivable trade, net of allowance for credit losses of $5,914 and $5,318, respectively	295,115	322,611
Accounts receivable, related parties	98	171
Inventories	37,501	38,653
Prepaid expenses and other current assets	35,142	35,541
Total current assets	384,273	454,059
Property and equipment	1,312,239	1,144,989
Accumulated depreciation	(663,284)	(627,408)
Total property and equipment, net	648,955	517,581
Right-of-use assets, net	42,293	39,504
Goodwill	36,664	4,683
Other intangible assets, net	126,834	116,189
Deferred tax assets, net	54,529	61,617
Other long-term assets	29,572	24,557
Total assets	$1,323,120	$1,218,190
Liabilities and Equity
Current liabilities
Accounts payable	$36,746	$42,582
Accrued accounts payable	72,493	66,182
Accounts payable and accrued expenses, related parties	3,251	4,086
Accrued salaries and benefits	24,342	28,401
Accrued insurance	17,399	19,720
Sales tax payable	2,493	1,397
Current portion of tax receivable agreements liabilities	469	469
Accrued expenses and other current liabilities	38,282	33,511
Current operating lease liabilities	16,934	15,005
Current portion of finance lease obligations	199	194
Total current liabilities	212,608	211,547
Long-term tax receivable agreements liabilities	37,718	37,718
Long-term operating lease liabilities	37,938	37,799
Long-term debt	90,000	—
Other long-term liabilities	42,726	38,954
Total liabilities	420,990	326,018
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 102,799,602 shares issued and outstanding as of June 30, 2024; 350,000,000 shares authorized and 102,172,863 shares issued and outstanding as of December 31, 2023	1,028	1,022
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2024 and December 31, 2023	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,001,123	1,008,095
Accumulated deficit	(220,298)	(236,791)
Total stockholders’ equity	782,015	772,488
Noncontrolling interests	120,115	119,684
Total equity	902,130	892,172
Total liabilities and equity	$1,323,120	$1,218,190

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Water Services	$230,008	$264,597	$458,315	$539,275
Water Infrastructure	68,564	55,277	132,072	110,743
Chemical Technologies	66,559	84,754	141,292	171,202
Total revenue	365,131	404,628	731,679	821,220
Costs of revenue
Water Services	178,308	206,576	359,840	426,517
Water Infrastructure	33,581	34,392	67,273	68,726
Chemical Technologies	55,641	67,303	117,396	137,012
Depreciation, amortization and accretion	37,445	35,183	74,337	68,126
Total costs of revenue	304,975	343,454	618,846	700,381
Gross profit	60,156	61,174	112,833	120,839
Operating expenses
Selling, general and administrative	38,981	34,335	82,961	70,164
Depreciation and amortization	748	739	2,006	1,334
Impairments and abandonments	46	356	91	11,522
Lease abandonment costs	17	9	406	85
Total operating expenses	39,792	35,439	85,464	83,105
Income from operations	20,364	25,735	27,369	37,734
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	382	(1,246)	707	1,665
Interest expense, net	(2,026)	(2,042)	(3,298)	(3,525)
Other	42	873	(240)	1,715
Income before income tax expense and equity in gains (losses) of unconsolidated entities	18,762	23,320	24,538	37,589
Income tax expense	(3,959)	(387)	(5,411)	(585)
Equity in gains (losses) of unconsolidated entities	96	(372)	(353)	(738)
Net income	14,899	22,561	18,774	36,266
Less: net income attributable to noncontrolling interests	(2,031)	(2,446)	(2,281)	(3,804)
Net income attributable to Select Water Solutions, Inc.	$12,868	$20,115	$16,493	$32,462

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.13	$0.20	$0.17	$0.31
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.13	$0.20	$0.16	$0.31
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$14,899	$22,561	$18,774	$36,266
Comprehensive income	14,899	22,561	18,774	36,266
Less: comprehensive income attributable to noncontrolling interests	(2,031)	(2,446)	(2,281)	(3,804)
Comprehensive income attributable to Select Water Solutions, Inc.	$12,868	$20,115	$16,493	$32,462

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	10,845	—	10,845	1,715	12,560
Issuance of restricted shares	1,231,832	12	—	—	1,250	—	1,262	(1,262)	—
Stock options exercised	129,716	1	—	—	(1)	—	—	—	—
Repurchase of common stock	(964,718)	(9)	—	—	(7,022)	—	(7,031)	(121)	(7,152)
Restricted shares forfeited	(74,008)	(1)	—	—	(75)	—	(76)	76	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(11,933)	—	(11,933)	—	(11,933)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(344)	—	(344)	—	(344)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(1,947)	(1,947)
Net income	—	—	—	—	—	16,493	16,493	2,281	18,774
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	6,744	—	6,744	1,029	7,773
Issuance of restricted shares	1,460,944	15	—	—	1,330	—	1,345	(1,345)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(6,950,850)	(70)	—	—	(49,505)	—	(49,575)	(54)	(49,629)
Restricted shares forfeited	(51,119)	(1)	—	—	(47)	—	(48)	48	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	153	153
NCI income tax adjustment	—	—	—	—	59	—	59	(59)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(10,300)	—	(10,300)	—	(10,300)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(425)	—	(425)	—	(425)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(1,622)	(1,622)
Net income	—	—	—	—	—	32,462	32,462	3,804	36,266
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2024	102,705,260	$1,027	16,221,101	$162	$1,001,967	$(233,166)	$769,990	$118,331	$888,321
Equity-based compensation	—	—	—	—	5,355	—	5,355	846	6,201
Issuance of restricted shares	112,996	1	—	—	114	—	115	(115)	—
Stock options exercised	129,716	1	—	—	(1)	—	—	—	—
Repurchase of common stock	(134,381)	(1)	—	—	(137)	—	(138)	(18)	(156)
Restricted shares forfeited	(13,989)	—	—	—	(14)	—	(14)	14	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(6,002)	—	(6,002)	—	(6,002)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(159)	—	(159)	—	(159)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(974)	(974)
Net income	—	—	—	—	—	12,868	12,868	2,031	14,899
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2023	108,981,323	$1,090	16,221,101	$162	$1,063,149	$(298,847)	$765,554	$117,781	$883,335
Equity-based compensation	—	—	—	—	4,163	—	4,163	646	4,809
Issuance of restricted shares	185,085	2	—	—	175	—	177	(177)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(5,293,647)	(54)	—	—	(38,486)	—	(38,540)	(155)	(38,695)
Restricted shares forfeited	(24,258)	—	—	—	(22)	—	(22)	23	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
NCI income tax adjustment	—	—	—	—	48	—	48	(48)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,042)	—	(5,042)	—	(5,042)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(214)	—	(214)	—	(214)
Class B common stock ($0.05 per share)	—	—	—	—		—	—	(811)	(811)
Net income	—	—	—	—	—	20,115	20,115	2,446	22,561
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$18,774	$36,266
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	76,343	69,460
Deferred tax expense (benefit)	4,921	(43)
Gain on disposal of property and equipment and divestitures	(707)	(1,665)
Equity in losses of unconsolidated entities	353	738
Bad debt expense	1,327	2,831
Amortization of debt issuance costs	244	244
Inventory adjustments	(433)	442
Equity-based compensation	12,560	7,773
Impairments and abandonments	91	11,522
Other operating items, net	967	(643)
Changes in operating assets and liabilities
Accounts receivable	31,426	(3,614)
Prepaid expenses and other assets	(958)	(7,184)
Accounts payable and accrued liabilities	(29,665)	(32,178)
Net cash provided by operating activities	115,243	83,949
Cash flows from investing activities
Purchase of property and equipment	(82,876)	(67,235)
Purchase of equity-method investments	—	(500)
Acquisitions, net of cash received	(149,788)	(13,418)
Proceeds received from sales of property and equipment	8,545	9,801
Net cash used in investing activities	(224,119)	(71,352)
Cash flows from financing activities
Borrowings from revolving line of credit	142,500	105,250
Payments on revolving line of credit	(52,500)	(56,250)
Payments of finance lease obligations	(114)	(10)
Dividends and distributions paid	(14,521)	(12,086)
Distributions to noncontrolling interests	—	(1,581)
Contributions from noncontrolling interests	—	4,950
Repurchase of common stock	(7,152)	(49,629)
Net cash provided by (used in) financing activities	68,213	(9,356)
Effect of exchange rate changes on cash	(3)	(1)
Net (decrease) increase in cash and cash equivalents	(40,666)	3,240
Cash and cash equivalents, beginning of period	57,083	7,322
Cash and cash equivalents, end of period	$16,417	$10,562
Supplemental cash flow disclosure:
Cash paid for interest	$3,150	$3,144
Cash paid for income taxes, net	$1,442	$1,473
Supplemental disclosure of noncash investing activities:
Recoupment of shares for acquisitions	$—	$(410)
Capital expenditures included in accounts payable and accrued liabilities	$38,885	$29,527

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

Class A and Class B common stock:  As of June 30, 2024, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2024 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2023 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on February 21, 2024, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of June 30, 2024, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of June 30,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2024	2023

				(in thousands)
20% minority interest	2020	Equity-method	Other long-term assets	$4,250	$4,314
39% minority interest	2021	Equity-method	Other long-term assets	4,017	4,174
47% minority interest	2021	Equity-method	Other long-term assets	3,079	3,305

Dividends: During the Current Period, the Company paid $11.9 million in dividends accounted for as a reduction to additional paid-in capital, $1.9 million of distributions accounted for as a reduction to noncontrolling interests and $0.6 million as a reduction to accrued expenses and other current liabilities. As of June 30, 2024, the Company had $0.5 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells (“SWDs”), as well as solids management facilities, primarily serving E&P companies.

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2024
(in thousands)
Balance as of December 31, 2023	$5,318
Increase to allowance based on a percentage of revenue	1,474
Charge-offs	(923)
Recoveries	45
Balance as of June 30, 2024	$5,914

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2024
(in thousands)
Balance as of December 31, 2023	$37,262
Accretion expense	507
Acquired AROs	13,195
Divested AROs	(312)
Revisions	1,053
Payments	(6,896)
Balance as of June 30, 2024	$44,809

Short-term ARO liability	8,439
Long-term ARO liability	36,370
Balance as of June 30, 2024	$44,809

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$28	$78	$61	$155
Sublease income	Lease abandonment costs and Costs of revenue	376	456	830	840

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Period, the Company made the decision to abandon operations at two leased Water Services locations. As a result, the Company recorded $0.5 million of right-of-use asset impairment charges.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.7 million, $1.5 million, $3.5 million and $3.1 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During the Current Period, the Company incurred $0.6 million of severance in connection with the termination of the former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and $0.5 million is included in accrued salaries and benefits as of June 30, 2024.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2024 and 2023 acquisitions (dollars in thousands):

Assets and Operations Acquired	Acquisition Date	Cash Consideration	Acquisition related costs for Asset Acquisitions	Total Consideration	Segments
Three Smaller Asset Acquisitions	Multiple 2024 Dates	$4,550	$31	$4,581	Water Infrastructure
Bobcat	April 18, 2024	8,070	-	8,070	Water Infrastructure
Trinity	April 1, 2024	29,382	-	29,382	Water Infrastructure
Buckhorn	March 1, 2024	17,881	-	17,881	Water Infrastructure
Iron Mountain Energy	January 8, 2024	14,000	-	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	58,330	-	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	18,100	-	18,100	Water Infrastructure
Four Smaller Asset Acquisitions	Multiple 2023 Dates	7,293	-	7,293	Water Infrastructure
Asset Acquisition	April 3, 2023	4,000	-	4,000	Water Services
Asset Acquisition	January 31, 2023	6,250	150	6,400	Water Infrastructure
Total		$167,856	$181	$168,037

2024 Asset Acquisitions

During the Current Period, Select acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from three transactions for $4.6 million inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $4.5 million in property and equipment and $0.1 million in other long-term assets.

Bobcat Acquisition

On April 18, 2024, the Company completed the acquisition of membership interests from Bobcat SWIW Holdings, LLC and other minority interest holders (together “Bobcat” or the “Bobcat Acquisition”). The Company paid initial consideration of $8.1 million at closing. The Bobcat Acquisition strengthened Select’s Marcellus/Utica disposal operations and allows the Company to offer more comprehensive produced water solutions to its customers in the region.

The Bobcat Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. The

Company incurred $0.1 million and $0.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The initial purchase price allocation is presented in the table summarizing the six business combinations of 2024, located at the end of this footnote.

Trinity Acquisition

On April 1, 2024, the Company completed the acquisition of Trinity Acquisition Holdings, LLC, d/b/a Trinity Environmental Services and related entities (together “Trinity” or the “Trinity Acquisition”). The Company paid initial consideration of $29.4 million at closing. The acquisition strengthened Select’s Permian Basin disposal operations with 22 saltwater disposal wells while also adding one Gulf Coast slurry well and one Midcon region saltwater disposal well. Additionally, the Trinity Acquisition encompasses permits for nine future saltwater disposal well locations, 14 miles of owned pipeline and approximately 79 miles of customer pipeline integrally connected to Trinity’s facilities. These additions allow the Company to offer more comprehensive produced water solutions to its customers in Texas and New Mexico.

The Trinity Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.5 million and $1.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The initial purchase price allocation is presented in the table summarizing the six business combinations of 2024, located at the end of this footnote.

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

The Buckhorn Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and a portion of the goodwill acquired is deductible for income tax purposes. The Company incurred $0.3 million and $0.8 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of March 31, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$17,881	$—	$17,881
Total consideration transferred	17,881	—	17,881
Less: identifiable assets acquired and liabilities assumed
Working capital	1,715	(943)	772
Property and equipment	10,937	1,936	12,873
Customer relationships	300	—	300
Deferred tax liabilities	—	(2,167)	(2,167)
Long-term ARO	—	(2,000)	(2,000)
Total identifiable net assets acquired	12,952	(3,174)	9,778
Goodwill	4,929	3,174	8,103
Fair value allocated to net assets acquired	$17,881	$—	$17,881

Iron Mountain Energy Acquisition

On January 8, 2024, the Company acquired substantially all of the assets and operations of Iron Mountain Energy, LLC (the “Iron Mountain Acquisition”). The Company paid initial consideration of $14.0 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Iron Mountain Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.1 million and $0.8 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of March 31, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$14,000	$—	$14,000
Total consideration transferred	14,000	—	14,000
Less: identifiable assets acquired and liabilities assumed
Working capital	(4,095)	—	(4,095)
Property and equipment	17,749	(411)	17,338
Long-term ARO	(1,725)	—	(1,725)
Total identifiable net assets acquired	11,929	(411)	11,518
Goodwill	2,071	411	2,482
Fair value allocated to net assets acquired	$14,000	$—	$14,000

Tri-State Water Logistics Acquisition

On January 3, 2024, the Company acquired the assets and operations of Tri-State Water Logistics, LLC and certain of its affiliates (the “Tri-State Acquisition”). The Company paid initial consideration of $58.3 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Tri-State Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.3 million and $1.0 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of March 31, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$58,330	$—	$58,330
Total consideration transferred	58,330	—	58,330
Less: identifiable assets acquired and liabilities assumed
Working capital	(1,428)	—	(1,428)
Property and equipment	37,727	4,407	42,134
Right-of-use assets	1,028	—	1,028
Customer relationships	8,620	(910)	7,710
Long-term ARO	(1,595)	—	(1,595)
Long-term lease liabilities	(956)	—	(956)
Total identifiable net assets acquired	43,396	3,497	46,893
Goodwill	14,934	(3,497)	11,437
Fair value allocated to net assets acquired	$58,330	$—	$58,330

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

The Rockies Infrastructure Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities are preliminary and have not been finalized as of June 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.1 million and $0.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of March 31, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$18,100	$—	$18,100
Total consideration transferred	18,100	—	18,100
Less: identifiable assets acquired and liabilities assumed
Working capital	(500)	—	(500)
Property and equipment	7,780	—	7,780
Customer relationships	6,610	—	6,610
Long-term ARO	(375)	—	(375)
Total identifiable net assets acquired	13,515	—	13,515
Goodwill	4,585	—	4,585
Fair value allocated to net assets acquired	$18,100	$—	$18,100

A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of June 30, 2024 for the Company’s 2024 business acquisitions is located below:

Preliminary Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

			(in thousands)
Consideration transferred
Cash paid	$8,070	$29,382	$17,881	$14,000	$58,330	$18,100	$145,763
Total consideration transferred	8,070	29,382	17,881	14,000	58,330	18,100	145,763

Less: identifiable assets acquired and liabilities assumed
Working capital	(335)	(656)	772	(4,095)	(1,428)	(500)	(6,242)
Property and equipment	8,320	28,341	12,873	17,338	42,134	7,780	116,786
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	585	3,640	300	—	7,710	6,610	18,845
Deferred tax liabilities	—	—	(2,167)	—	—	—	(2,167)
Long-term ARO	(500)	(7,000)	(2,000)	(1,725)	(1,595)	(375)	(13,195)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	24,008	9,778	11,518	46,893	13,515	113,782
Goodwill	—	5,374	8,103	2,482	11,437	4,585	31,981
Fair value allocated to net assets acquired	$8,070	$29,382	$17,881	$14,000	$58,330	$18,100	$145,763

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

The following factors are applicable to all three of the Company’s segments for the Current Quarter, Prior Quarter, Current Period and Prior Period:

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per-unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of June 30, 2024, the Company had fifteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the ASC 606 standard. As of June 30, 2024 and December 31, 2023, the Company had no contract assets or contract liabilities.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2024, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $19.3 million, $22.0 million, $39.6 million and $43.8 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2024, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Geographic Region
Permian Basin	$180,656	$192,486	$349,079	$390,516
Rockies	52,903	60,398	109,586	107,945
Eagle Ford	37,259	46,160	86,500	93,813
Marcellus/Utica	33,512	42,313	70,847	84,486
Haynesville/E. Texas	24,057	20,394	47,406	45,089
Mid-Continent	19,362	26,140	38,843	54,161
Bakken	19,755	18,436	34,890	49,647
Eliminations and other regions	(2,373)	(1,699)	(5,472)	(4,437)
Total	$365,131	$404,628	$731,679	$821,220

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Eagle Ford and Rockies, which collectively comprised 74%, 69%, 74%, and 67% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken which collectively comprised 81%, 78%, 82% and 79% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 86%, 92%, 88% and 89% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
Raw materials	$23,899	$25,183
Finished goods	13,602	13,470
Total	$37,501	$38,653

During the Current Quarter and Current Period, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.4 million. During the Prior Quarter and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.4 million. Both credits and charges to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.0 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in thousands)
Machinery and equipment	$605,702	$608,780
Gathering and disposal infrastructure	247,756	87,354
Buildings and leasehold improvements	109,051	111,650
Pipelines	103,171	103,171
Recycling facilities	88,461	68,875
Land	35,085	23,745
Vehicles and equipment	16,565	19,007
Computer equipment and software	5,759	3,038
Computer equipment and software - finance lease	884	883
Office furniture and equipment	467	772
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	27	27
Construction in progress	98,792	117,168
	1,312,239	1,144,989
Less accumulated depreciation(1)	(663,284)	(627,408)
Total property and equipment, net	$648,955	$517,581
(1)	Includes $0.8 million and $0.7 million of accumulated depreciation related to finance leases as of June 30, 2024 and December 31, 2023, respectively.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Category
Depreciation expense from property and equipment	$33,760	$30,877	$67,524	$60,393
Amortization expense from finance leases	51	4	113	9
Amortization expense from intangible assets	4,129	4,787	8,199	8,548
Accretion expense from asset retirement obligations	253	254	507	510
Total depreciation, amortization and accretion	$38,193	$35,922	$76,343	$69,460

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $32.0 million of goodwill in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Period are as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2023	$1,438	$3,245	$4,683
Additions	—	31,981	31,981
Balance as of June 30, 2024	$1,438	$35,226	$36,664

The components of other intangible assets, net as of June 30, 2024 and December 31, 2023 are as follows:

	As of June 30, 2024			As of December 31, 2023
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Abandonment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$183,445	$(68,654)	$114,791	$164,600	$—	$(61,216)	$103,384
Patents and other intellectual property	12,772	(7,783)	4,989	12,772	—	(7,090)	5,682
Trademarks	—	—	—	14,360	(11,106)	(3,254)	—
Water rights and other	1,375	(1,352)	23	2,803	—	(2,711)	92
Total definite-lived	197,592	(77,789)	119,803	194,535	(11,106)	(74,271)	109,158
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Total indefinite-lived	7,031	—	7,031	7,031	—	—	7,031
Total other intangible assets, net	$204,623	$(77,789)	$126,834	$201,566	$(11,106)	$(74,271)	$116,189

During the Current Period, the Company added $18.8 million in customer relationships in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). The weighted-average period for customer relationships, patents and other intellectual property, and water rights and other was 12.8 years, 9.5 years and 10.0 years, respectively, and the weighted-average remaining amortization period for customer relationships, patents and other intellectual property, and water rights and other was 7.3 years, 4.1 years and 0.2 years, respectively, as of June 30, 2024. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2024	$8,245
2025	16,397
2026	16,309
2027	15,808
2028	14,079
Thereafter	48,965
Total	$119,803

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

The Company had $90.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of June 30, 2024 and no borrowings outstanding as of December 31, 2023. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of June 30, 2024 was 7.28%. As of June 30, 2024 and December 31, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $220.4 million and $267.4 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $17.0 million and $17.1 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $113.4 million as of June 30, 2024.

The principal maturities of debt outstanding as of June 30, 2024 were as follows:

Amount
(in thousands)
2024	$—
2025	—
2026	—
2027	90,000
Total	$90,000

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, were $1.3 million and $1.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million, $0.1 million, $0.2 million and $0.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2024.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc.2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing shares that are withheld or surrendered to the Company for payment of any exercise price or taxes, or awards that expire, are canceled, forfeited, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of June 30, 2024, there were 8,688,765 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of June 30, 2024 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2024
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,654,952	$17.01	3.2	$—
Exercised	(129,716)	8.77		—
Expired	(187,408)	19.98		—
Ending balance, outstanding	1,337,828	$17.39	2.8	$1,185
Ending balance, exercisable	1,337,828	$17.39	2.8	$1,185
Nonvested as of June 30, 2024	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $10.70 and $7.59 as of June 30, 2024 and December 31, 2023, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $2.9 million, $4.1 million, $6.6 million and $8.0 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2024, there was $16.8 million of unrecognized compensation expense with a weighted-average remaining life of 2.0 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2024
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2023	3,758,692	$7.32
Granted	1,231,832	8.81
Vested	(2,311,203)	7.56
Forfeited	(74,008)	8.27
Nonvested as of June 30, 2024	2,605,313	$7.79

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

The fair value on the date the PSUs were granted during 2024, 2023 and 2022 was $5.2 million, $5.3 million and $5.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense (credit) of $3.3 million, $0.7 million, $5.9 million and ($0.2) million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2024, the unrecognized compensation cost related to our unvested PSUs is estimated to be $9.9 million and is expected to be recognized over a weighted-average period of 2.0 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2023	1,946,726
Target shares granted	609,796
Target shares vested (1)	(303,917)
Target shares added by performance factor	27,630
Target shares forfeited (1)	(260,663)
Target shares outstanding as of June 30, 2024	2,019,572
(1)	The PSUs granted in 2021 related to ROA vested at 110% of target and the FCF PSUs were forfeited.

Employee Stock Purchase Plan (ESPP)

The Company formerly had an Employee Stock Purchase Plan (“ESPP”) under which employees who have been continuously employed for at least one year may purchase shares of Class A common stock at a discount. On November 3, 2022, our board of directors approved an amendment to the ESPP, which suspended all offerings on or after December 1, 2022. Our board of directors reserves the right to recommence offerings pursuant to its discretion and the terms of the ESPP.

Share Repurchases

During the Current Quarter, the Company repurchased 134,381 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $1.3 million and a decrease to Class A common stock of $1,000. In the Prior Quarter, the Company repurchased 5,255,494 shares of Class A common stock in the open market pursuant to our share repurchase program and 38,153 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 964,718 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $8.3 million and a decrease to Class A common stock of $10,000. In the Prior Quarter, the Company repurchased 6,487,490 shares of Class A common stock in the open market pursuant to our share repurchase program and 463,360 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2024 or the year ended December 31, 2023.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2024 and December 31, 2023 due to the short-term nature of these instruments. The carrying value of debt as of June 30, 2024 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $5.4 million. These purchases consisted of $3.3 million relating to the rental of certain equipment or other services used in operations, $1.2 million relating to property and equipment, $0.6 million relating to management, consulting and other services and $0.3 million relating to inventory and consumables.

During the Prior Quarter, sales to related parties were $0.1 million and purchases from related-party vendors were $4.7 million. These purchases consisted of $3.2 million relating to the rental of certain equipment or other services used in operations, $1.1 million relating to property and equipment, $0.3 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

During the Current Period, sales to related parties were $0.4 million and purchases from related-party vendors were $10.0 million. These purchases consisted of $6.4 million relating to the rental of certain equipment or other services used in operations, $1.8 million relating to property and equipment, $1.1 million relating to management, consulting and other services and $0.8 million relating to inventory and consumables.

During the Prior Period, sales to related parties were $0.4 million and purchases from related-party vendors were $8.5 million. These purchases consisted of $6.1 million relating to the rental of certain equipment or other services used in operations, $1.8 million relating to property and equipment, $0.5 million relating to management, consulting and other services and $0.1 million relating to inventory and consumables.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of June 30, 2024, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of $38.2 million as of both June 30, 2024, and December 31, 2023, because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both June 30, 2024, and December 31, 2023. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% standard Federal rate due to net income allocated to noncontrolling interests, state income taxes and permanent book tax differences. The increase in our effective tax rate in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period is due to a release of a portion of the valuation allowance on the Company’s deferred tax assets at the end of 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Current income tax expense	$167	$424	$490	$628
Deferred income tax expense (benefit)	3,792	(37)	4,921	(43)
Total income tax expense	$3,959	$387	$5,411	$585
Effective Tax Rate	21.1%	1.7%	22.1%	1.6%

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

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(535)	$614
Noncontrolling interests attributable to holders of Class B common stock	120,650	119,070
Total noncontrolling interests	$120,115	$119,684

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Six months ended June 30,
	2024	2023

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$16,493	$32,462
Transfers from (to) noncontrolling interests:
Increase in additional paid-in capital as a result of issuing shares for business combinations	—	9
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,186	1,297
Increase in additional paid-in capital as a result of vested PSUs	311	—
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	121	54
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$18,111	$33,822

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 725,634, 1,663,972, 913,042 and 1,663,972 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2024			Three months ended June 30, 2023

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$14,899			$22,561
Net income attributable to noncontrolling interests	(2,031)			(2,446)
Net income attributable to Select Water Solutions, Inc. — basic	$12,868	$12,868	$—	$20,115	$20,115	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	19	19	—	29	29	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	21	21	—	20	20	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	2	2	—	—	—	—
Net income attributable to Select Water Solutions, Inc. — diluted	$12,910	$12,910	$—	$20,164	$20,164	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		100,128,034	16,221,101		101,106,729	16,221,101
Dilutive effect of restricted stock		820,945	—		1,036,404	—
Dilutive effect of performance share units		882,371	—		718,188	—
Dilutive effect of stock options		73,536	—		—	—
Weighted-average shares of common stock outstanding — diluted		101,904,885	16,221,101		102,861,321	16,221,101
Income per share:
Basic		$0.13	$—		$0.20	$—
Diluted		$0.13	$—		$0.20	$—

	Six months ended June 30, 2024			Six months ended June 30, 2023

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$18,774			$36,266
Net income attributable to noncontrolling interests	(2,281)			(3,804)
Net income attributable to Select Water Solutions, Inc. — basic	$16,493	$16,493	$—	$32,462	$32,462	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	27	27	—	51	51	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	28	28	—	24	24	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	—	—	—
Net income attributable to Select Water Solutions, Inc. — diluted	$16,549	$16,549	$—	$32,537	$32,537	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,676,319	16,221,101		103,243,226	16,221,101
Dilutive effect of restricted stock		889,647	—		1,200,106	—
Dilutive effect of performance share units		930,733	—		550,558	—
Dilutive effect of stock options		17,276	—		—	—
Weighted-average shares of common stock outstanding — diluted		101,513,975	16,221,101		104,993,890	16,221,101
Income per share:
Basic		$0.17	$—		$0.31	$—
Diluted		$0.16	$—		$0.31	$—

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

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and saltwater disposal wells, as well as solids management facilities, primarily serving E&P companies.

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2024
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$231,550	$—	$24,458	$21,012	$13,218
Water Infrastructure	68,880	—	14,381	14,629	34,760
Chemical Technologies	66,828	—	4,359	1,804	827
Other	—	46	(48)	—	—
Eliminations	(2,127)	—	—	—	—
Income from operations			43,150
Corporate	—	—	(22,786)	748	147
Interest expense, net	—	—	(2,026)	—	—
Other income, net	—	—	424	—	—
	$365,131	$46	$18,762	$38,193	$48,952

	For the three months ended June 30, 2023
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$265,148	$—	$24,447	$23,139	$9,836
Water Infrastructure	56,147	356	8,167	9,373	23,371
Chemical Technologies	84,912	—	10,508	2,669	2,743
Other	—	—	4	—	—
Eliminations	(1,579)	—	—	—	—
Income from operations			43,126
Corporate	—	—	(17,391)	741	1,530
Interest expense, net	—	—	(2,042)	—	—
Other income, net	—	—	(373)	—	—
	$404,628	$356	$23,320	$35,922	$37,480

	For the six months ended June 30, 2024
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$462,131	$—	$43,089	$42,126	$23,416
Water Infrastructure	132,734	45	23,967	28,530	61,413
Chemical Technologies	141,901	—	10,130	3,681	2,369
Other	—	46	(51)	—	—
Eliminations	(5,087)	—	—	—	—
Income from operations			77,135
Corporate	—	—	(49,766)	2,006	83
Interest expense, net	—	—	(3,298)	—	—
Other income, net	—	—	467	—	—
	$731,679	$91	$24,538	$76,343	$87,281

	For the six months ended June 30, 2023
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$540,996	$60	$45,778	$45,740	$33,537
Water Infrastructure	112,739	356	17,518	17,633	38,195
Chemical Technologies	171,510	11,106	10,150	4,752	5,149
Other	—	—	—	—	—
Eliminations	(4,025)	—	—	—	—
Income from operations			73,446
Corporate	—	—	(35,712)	1,335	2,092
Interest expense, net	—	—	(3,525)	—	—
Other income, net	—	—	3,380	—	—
	$821,220	$11,522	$37,589	$69,460	$78,973

Total assets by segment as of June 30, 2024 and December 31, 2023, is as follows:

	As of	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Water Services	$535,848	$629,815
Water Infrastructure	582,695	364,587
Chemical Technologies	143,917	152,437
Other	60,660	71,351
	$1,323,120	$1,218,190

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

This discussion relates to the three and six months ended June 30, 2024 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2023 (the “Prior Quarter” and the “Prior Period”, respectively).

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible, and economical solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry as well as other industries and the general public are competing for this resource. As a company, we continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water as well as that of our customers. We view our rather unique position as an opportunity to strategically transform water management by leveraging our Chemical Technologies business to develop produced water management solutions that increase our customers’ ability to reuse this produced water and add value to their operations. By implementing our innovative approach to water solutions, Select has become a leader in recycling produced water to be reused for energy production.

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

Recent Developments

In the first half of 2024, Select executed six strategic business combinations totaling $145.8 million, and three asset acquisitions totaling $4.6 million, enhancing current and future water infrastructure capabilities. The Trinity Acquisition added strategic saltwater disposal wells and pipelines in the Permian Basin. The Bobcat Acquisition enhanced disposal operations and provided comprehensive produced water solutions in the Marcellus/Utica region. The Buckhorn Acquisition expanded solids management services by adding landfills in North Dakota and Montana. The additions of Iron Mountain Energy and Tri-State Water Logistics strengthened fluids and solids treatment and disposal assets in the Haynesville region. Finally, the Rockies infrastructure acquisition improved water disposal operations in that region. These strategic acquisitions collectively position Select for future growth and operational efficiency in the water infrastructure segment.

Select is prioritizing investments in water infrastructure projects, which often bring a more predictable and steady revenue stream through long-term contracts and production-related operations. These investments typically produce higher gross margins and also foster stronger partnerships with customers, as Select becomes an integral partner in ensuring well productivity for ongoing customer production over the life of a well. Our focus is on integrated solutions that enhance contracted infrastructure projects with logistics services and chemical solutions, and expanding the value we provide to our customers. Our approach, historically and during the Current Period, has been to streamline operations and offer a more comprehensive and valuable overall package to customers that is built around optimizing the entire water lifecycle as such integrated solutions drive revenue growth and enhance overall value to clients.

The armed conflict between Ukraine and Russia continued into 2024, as well as the sustained conflict in Israel and elsewhere in the Middle East, including escalating tensions with Iran. As a result of the Russian invasion of the Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In October 2023, Hamas militants conducted attacks in Israel and an armed conflict has ensued between Israel and Hamas. The ensuing conflict has resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes. In tandem with such conflict, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, insurance and materials. Iran has also launched an attack on several targets in Israel in connection with the conflict. The escalating international conflict with Iran, a major oil producer, the Houthi movement in Yemen or the Hezbollah movement in Lebanon has been perceived by many to have increased due to continued increasing hostilities in the Middle East. To date, ceasefire negotiations in both the Russia-Ukraine conflict as well as the Israel-Gaza conflict have failed. In addition, following the May 2024 death of Iranian president Ebrahim Raisi, subsequent elections in Iran may increase instability in the region.

The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to, and the conflict in the Israel-Gaza region and any heightened hostilities and political changes or instabilities in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due, in part to higher rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

In addition, OPEC+ countries instituted an aggregate volume cut of 3.66 million barrels per day from 2021 to April 2023, and a number of other production cuts or extensions have since followed. Most recently, in June 2024, OPEC+ announced the extension of the 3.66 million barrels per day production cut through the end of 2025, as well as the extension of voluntary output cuts totaling approximately 2.2 million barrels per day through the third quarter of 2024. Although OPEC+ increased its output in December 2023 due to, among other things, the ongoing conflicts in the Middle East, OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil increased in the Current Quarter versus the Prior Quarter, potentially as a result of concern over supply, geopolitical risks and the extension of the OPEC+ production cuts. During the Current Quarter, the average spot price of WTI crude oil was $81.81 versus an average price of $73.54 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.07 versus an average of $2.16 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have declined relative to the Prior Quarter and have negatively impacted activity levels in natural gas basins.

Additionally, increased inflation in recent years has resulted in higher interest rates and increased cost of capital for Select and for our customers. As costs of capital has increased, many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers, such as the current consolidation of E&P companies in the Permian Basin, can disrupt our market in the near term and the resulting demand for our services. Overall however, the financial health of the oil and gas industry and many of our customers specifically, as reflected in revenues and earnings, debt metrics, recent capital raises, and equity valuations, is much healthier in 2024 as compared to prior periods.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Services; (ii) Water Infrastructure; and (iii) Chemical Technologies.

●	Water Services. The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water gathering systems and SWDs, as well as solids management facilities, primarily serving E&P companies.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $126.7 million, $140.2 million, $265.0 million and $278.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $79.0 million, $77.9 million, $158.5 million and $156.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $63.2 million, $72.6 million, $124.9 million and $155.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $21.0 million, $28.3 million, $45.0 million and $60.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

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

During the Current Period, we completed six business combinations and three asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$230,008	$264,597	$(34,589)	(13.1)%
Water Infrastructure	68,564	55,277	13,287	24.0%
Chemical Technologies	66,559	84,754	(18,195)	(21.5)%
Total revenue	365,131	404,628	(39,497)	(9.8)%

Costs of revenue
Water Services	178,308	206,576	(28,268)	(13.7)%
Water Infrastructure	33,581	34,392	(811)	(2.4)%
Chemical Technologies	55,641	67,303	(11,662)	(17.3)%
Depreciation, amortization and accretion	37,445	35,183	2,262	6.4%
Total costs of revenue	304,975	343,454	(38,479)	(11.2)%
Gross profit	60,156	61,174	(1,018)	(1.7)%

Operating expenses
Selling, general and administrative	38,981	34,335	4,646	13.5%
Depreciation and amortization	748	739	9	1.2%
Impairments and abandonments	46	356	(310)	NM
Lease abandonment costs	17	9	8	NM
Total operating expenses	39,792	35,439	4,353	12.3%
Income from operations	20,364	25,735	(5,371)	(20.9)%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	382	(1,246)	1,628	NM
Interest expense, net	(2,026)	(2,042)	16	(0.8)%
Other	42	873	(831)	NM
Income before income tax expense and equity in gains (losses) of unconsolidated entities	18,762	23,320	(4,558)	(19.5)%
Income tax expense	(3,959)	(387)	(3,572)	923.0%
Equity in gains (losses) of unconsolidated entities	96	(372)	468	NM
Net income	$14,899	$22,561	$(7,662)	(34.0)%

Revenue

Our revenue decreased $39.5 million, or 9.8%, to $365.1 million for the Current Quarter compared to $404.6 million for the Prior Quarter. This decrease was composed of a $34.6 million decrease in Water Services revenue and an $18.2 million decrease in Chemical Technologies revenue partially offset by a $13.3 million increase in Water Infrastructure revenue. The net $39.5 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. For the Current Quarter, our Water Services, Water Infrastructure and Chemical Technologies constituted 63.0%, 18.8% and 18.2% of our total revenue, respectively, compared to 65.4%, 13.7% and 20.9%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $34.6 million, or 13.1%, to $230.0 million for the Current Quarter compared to $264.6 million for the Prior Quarter. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Water Infrastructure. Revenue increased $13.3 million, or 24.0%, to $68.6 million for the Current Quarter compared to $55.3 million for the Prior Quarter. The increase was primarily driven by additional revenue from acquisitions completed during the Current Quarter and growth in our recycling business line, offsetting lower pipeline distribution volumes.

Chemical Technologies. Revenue decreased by $18.2 million, or 21.5%, to $66.6 million for the Current Quarter compared to $84.8 million for the Prior Quarter. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $38.5 million, or 11.2%, to $305.0 million for the Current Quarter compared to $343.5 million for the Prior Quarter. The decrease was primarily composed of a $28.3 million decrease in Water Services costs, a $0.8 million decrease in Water Infrastructure costs and an $11.7 million decrease in Chemical Technologies costs primarily due to supporting the lower revenue-producing activity discussed above.

Water Services. Costs of revenue decreased $28.3 million, or 13.7%, to $178.3 million for the Current Quarter compared to $206.6 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 78.1% to 77.5%. The decrease was due to higher gross margins in our Water Transfer and Well Testing business lines due to effective cost controls and higher water sourcing margins impacted by higher revenue, partially offset by lower fluids hauling margins due to price reductions.

Water Infrastructure. Costs of revenue decreased $0.8 million, or 2.4%, to $33.6 million for the Current Quarter compared to $34.4 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 62.2% to 49.0% due primarily to an increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue favorably impacted gross margin.

Chemical Technologies. Costs of revenue decreased $11.7 million, or 17.3%, to $55.6 million for the Current Quarter compared to $67.3 million for the Prior Quarter. Cost of revenue as a percentage of revenue increased from 79.4% to 83.6% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $2.3 million, or 6.4%, to $37.4 million for the Current Quarter compared to $35.2 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $60.2 million for the Current Quarter compared to $61.2 million for the Prior Quarter due primarily to lower revenue and gross profit in our Water Services and Chemical Technologies segments, partially offset by higher revenue and gross profit in our Water Infrastructure segment. Gross profit decreased by $6.3 million in our Water Services segment, increased by $14.1 million in our Water Infrastructure segment and decreased by $6.5 million in our Chemical Technologies segment. Also contributing to the decrease in gross profit was a $2.3 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 16.5% and 15.1% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.6 million, or 13.5%, to $39.0 million for the Current Quarter compared to $34.3 million for the Prior Quarter. The increase was due primarily to a $1.6 million increase in incentive and equity-based compensation cost, $1.2 million in higher legal and professional fees, $0.7 million in higher wages, associated payroll taxes and employer 401(k) match contributions, an increase of $0.8 million in transaction and rebranding costs, and a $0.3 million increase from a combination of other expenses.

Impairments and Abandonments

Prior Quarter impairment and abandonments were comprised of $0.4 million attributable to damaged property and equipment. Current Quarter impairments and abandonments were less than $0.1 million.

Income Tax Expense

Income tax expense increased by $3.6 million, or 923.0%, to $4.0 million for the Current Quarter compared to $0.4 million in the Prior Quarter due to a release of a portion of the valuation allowance on our deferred tax assets at the end of 2023.

Net Income

Net income decreased by $7.7 million, or 34.0%, to $14.9 million for the Current Quarter compared to $22.6 million for the Prior Quarter, driven primarily by higher selling, general and administrative expenses, including additional rebranding and transaction costs and higher income tax expense.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$458,315	$539,275	$(80,960)	(15.0)%
Water Infrastructure	132,072	110,743	21,329	19.3%
Chemical Technologies	141,292	171,202	(29,910)	(17.5)%
Total revenue	731,679	821,220	(89,541)	(10.9)%

Costs of revenue
Water Services	359,840	426,517	(66,677)	(15.6)%
Water Infrastructure	67,273	68,726	(1,453)	(2.1)%
Chemical Technologies	117,396	137,012	(19,616)	(14.3)%
Depreciation and amortization	74,337	68,126	6,211	9.1%
Total costs of revenue	618,846	700,381	(81,535)	(11.6)%
Gross profit	112,833	120,839	(8,006)	(6.6)%

Operating expenses
Selling, general and administrative	82,961	70,164	12,797	18.2%
Depreciation and amortization	2,006	1,334	672	50.4%
Impairments and abandonments	91	11,522	(11,431)	NM
Lease abandonment costs	406	85	321	NM
Total operating expenses	85,464	83,105	2,359	2.8%
Income from operations	27,369	37,734	(10,365)	(27.5)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	707	1,665	(958)	NM
Interest expense, net	(3,298)	(3,525)	227	(6.4)%
Other	(240)	1,715	(1,955)	NM
Income before income tax expense and equity in losses of unconsolidated entities	24,538	37,589	(13,051)	(34.7)%
Income tax expense	(5,411)	(585)	(4,826)	825.0%
Equity in losses of unconsolidated entities	(353)	(738)	385	NM
Net income	$18,774	$36,266	$(17,492)	(48.2)%

Revenue

Our revenue decreased $89.5 million, or 10.9%, to $731.7 million for the Current Period compared to $821.2 million for the Prior Period. This decrease was composed of an $81.0 million decrease in Water Services revenue and a $29.9 million decrease in Chemical Technologies revenue partially offset by a $21.3 million increase in Water Infrastructure revenue. The net $89.5 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. For the Current Period, our Water Services, Water Infrastructure and Chemical Technologies constituted 62.6%, 18.1% and 19.3% of our total revenue, respectively, compared to 65.7%, 13.5% and 20.8%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $81.0 million, or 15.0%, to $458.3 million for the Current Period compared to $539.3 million for the Prior Period. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Water Infrastructure. Revenue increased $21.3 million, or 19.3%, to $132.1 million for the Current Period compared to $110.7 million for the Prior Period. The increase was primarily driven by additional revenue from acquisitions completed during the Current Period and growth in our recycling business line, offsetting lower pipeline distribution volumes.

Chemical Technologies. Revenue decreased by $29.9 million, or 17.5%, to $141.3 million for the Current Period compared to $171.2 million for the Prior Period. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $81.5 million, or 11.6%, to $618.8 million for the Current Period compared to $700.4 million for the Prior Period. The decrease was primarily composed of a $66.7 million decrease in Water Services costs, a $1.5 million decrease in Water Infrastructure costs and a $19.6 million decrease in Chemical Technologies costs primarily due to supporting the lower revenue-producing activity discussed above.

Water Services. Costs of revenue decreased $66.7 million, or 15.6%, to $359.8 million for the Current Period compared to $426.5 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 79.1% to 78.5%. The decrease was due to higher gross margins in our Water Transfer and Well Testing business lines due to effective cost controls and higher water sourcing margins impacted by higher revenue, partially offset by lower fluids hauling margins due to price reductions.

Water Infrastructure. Costs of revenue decreased $1.5 million, or 2.1%, to $67.3 million for the Current Period compared to $68.7 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 62.1% to 50.9% due primarily to an increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue favorably impacted gross margin.

Chemical Technologies. Costs of revenue decreased $19.6 million, or 14.3%, to $117.4 million for the Current Period compared to $137.0 million for the Prior Period. Cost of revenue as a percentage of revenue increased from 80.0% to 83.1% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $6.2 million, or 9.1%, to $74.3 million for the Current Period compared to $68.1 million for the Prior Period primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $112.8 million for the Current Period compared to $120.8 million for the Prior Period due primarily to lower revenue and gross profit in our Water Services and Chemical Technologies segments, partially offset by higher revenue and gross profit in our Water Infrastructure segment. Gross profit decreased by $14.3 million in our Water Services segment, increased by $22.8 million in our Water Infrastructure segment and decreased by $10.3 million in our Chemical Technologies segment. Also contributing to the decrease in gross profit was a $6.2 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 15.4% and 14.7% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.8 million, or 18.2%, to $83.0 million for the Current Period compared to $70.2 million for the Prior Period. The increase was due primarily to a $5.8 million increase in incentive and equity-based compensation cost, $2.9 million in higher wages, associated payroll taxes and employer 401(k) match contributions, an increase of $2.9 million in transaction and rebranding costs, $1.4 million in higher legal and professional fees, $1.3 million in higher contract labor and $0.6 million in severance expense partially offset by a $1.5 million decrease in bad debt expense and a $0.6 million decrease from a combination of other expenses.

Impairments and Abandonments

Prior Period impairment and abandonments were comprised of an $11.1 million trademark abandonment in the Chemical Technologies segment. Also, $0.4 million of abandonment was attributable to damaged property and equipment and $0.1 million to impair the remaining value of a cost-method investment in our Water Services segment. Current Period impairments and abandonments were less than $0.1 million.

Net Interest Expense

Net interest expense decreased by $0.2 million, or 6.4%, to $3.3 million for the Current Period compared to $3.5 million in the Prior Period due primarily to higher interest income on cash balances.

Income Tax Expense

Income tax expense increased by $4.8 million, or 825.0%, to $5.4 million for the Current Period compared to $0.6 million in the Prior Period due to a release of a portion of the valuation allowance on our deferred tax assets at the end of 2023.

Net Income

Net income decreased by $17.5 million, or 48.2%, to $18.8 million for the Current Period compared to $36.3 million for the Prior Period, driven primarily by decreased gross profit, higher selling, general and administrative expenses, including additional rebranding and transaction costs and higher income tax expense, partially offset by the trademark abandonment in the Prior Period.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$14,899	$22,561	$18,774	$36,266
Interest expense, net	2,026	2,042	3,298	3,525
Income tax expense	3,959	387	5,411	585
Depreciation, amortization and accretion	38,193	35,922	76,343	69,460
EBITDA	59,077	60,912	103,826	109,836
Non-cash compensation expenses	6,201	4,809	12,560	7,773
Non-recurring severance expenses(1)	—	—	648	—
Non-cash loss on sale of assets or subsidiaries(2)	1,432	1,426	3,180	2,249
Transaction and rebranding costs(3)	2,866	1,963	7,795	4,844
Lease abandonment costs	17	9	406	85
Impairments and abandonments	46	356	91	11,522
Equity in losses of unconsolidated entities	(96)	372	353	738
Other	104	(1)	546	3
Adjusted EBITDA	$69,647	$69,846	$129,405	$137,050
(1)	For the Current Quarter and Current Period, these costs related to severance costs associated with our former CFO.
(2)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $59.1 million for the Current Quarter compared to $60.9 million for the Prior Quarter. The $1.8 million decrease in EBITDA was driven primarily by a $1.2 million increase in gross profit and a $1.6 million increase in gains on asset sales offset by a $4.6 million increase in selling, general and administrative expense. Adjusted EBITDA was $69.6 million for the Current Quarter compared to $69.8 million for the Prior Quarter.

EBITDA was $103.8 million for the Current Period compared to $109.8 million for the Prior Period. The $6.0 million decrease in EBITDA was driven primarily by a $1.8 million decrease in gross profit, a $12.8 million increase in selling, general and administrative expense and a $1.0 million decrease in gains on asset sales partially offset by an $11.4 million decrease in impairments and abandonments. Adjusted EBITDA was $129.4 million for the Current Period compared to $137.1 million for the Prior Period.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $14.5 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of June 30, 2024 cash and cash equivalents totaled $16.4 million, and we had approximately $113.4 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of June 30, 2024, the borrowing base under the Sustainability-Linked Credit Facility was $220.4 million, we had $90.0 million in outstanding borrowings and outstanding letters of credit totaling $17.0 million. As of July 29, 2024, we had $90.0 million in outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $227.4 million, the outstanding letters of credit totaled $21.7 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $115.7 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$115,243	$83,949	$31,294	(37.3)%
Net cash used in investing activities	(224,119)	(71,352)	(152,767)	(214.1)%
Net cash provided by (used in) financing activities	68,213	(9,356)	77,569	(829.1)%
Subtotal	(40,663)	3,241
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	(2)	NM
Net (decrease) increase in cash and cash equivalents	$(40,666)	$3,240

Analysis of Cash Flow Changes between the six months ended June 30, 2024 and 2023

Operating Activities. Net cash provided by operating activities was $115.2 million for the Current Period, compared to $83.9 million for the Prior Period. The $31.3 million improvement is comprised of $43.8 million of decreased working capital primarily due to collecting trade receivables impacted by improvements in the billing and collection process offset by a decrease of $12.5 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $224.1 million for the Current Period, compared to $71.4 million for the Prior Period. The $152.8 million increase in net cash used in investing activities was due primarily to an increase of $136.4 million spent for acquisitions net of cash received, a $15.6 million increase in purchases of property and equipment, and a $1.3 million decrease in proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $68.2 million for the Current Period, compared to net cash used in financing activities of $9.4 million for the Prior Period. The $77.6 million increase in net cash provided by financing activities was due primarily to a $42.5 million decrease in repurchases of shares of Class A common stock and borrowings net of debt repayments increasing $41.0 million partially offset by $3.4 million of cash received from noncontrolling interest holders net of payments in the Prior Period and a $2.4 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Six months ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$115,243	$83,949
Purchase of property and equipment	(82,876)	(67,235)
Proceeds received from sale of property and equipment	8,545	9,801
Free cash flow	$40,912	$26,515

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2023 Form 10-K for operating lease obligations as of December 31, 2023 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of June 30, 2024.

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

Off-Balance-Sheet Arrangements

As of June 30, 2024, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2024, we had $90.0 million in outstanding borrowings under our Sustainability-Linked Credit Facility. As of July 29, 2024, we had $90.0 million in outstanding borrowings and $115.7 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 134,381 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs(2)
April 1, 2024 to April 30, 2024	65,965	$9.62	—	$21,177,432
May 1, 2024 to May 31, 2024	67,553	$9.63	—	$21,177,432
June 1, 2024 to June 30, 2024	863	$10.55	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

10.1	Select Water Solutions, Inc. 2024 Equity Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Select Water Solutions, Inc.’s Form S-8, filed May 28, 2024).

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: July 31, 2024	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: July 31, 2024	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer