Form 10-Q
period 2024-09-30
Select Water Solutions, Inc.
filed 2024-11-06
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-38066

SELECT WATER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State of incorporation)	(IRS Employer Identification Number)

1820 North I-35 Gainesville, TX	76240
(Address of principal executive offices)	(Zip Code)

(940) 668-1818

(Registrant’s telephone number, including area code)

1233 W. Loop South, Suite 1400 Houston, TX

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

As of November 4, 2024, the registrant had 103,088,670 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, the conflict in the Israel-Gaza region and related hostilities in the Middle East, including heightened tensions with Iran, Lebanon and Yemen, inflation and elevated interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by an increase in hostilities in the Middle East;
●	changes in global political or economic conditions, generally, including as a result of the fall 2024 United States presidential election and any resultant political and economic uncertainty, including the rate of inflation and potential economic recession;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East;
●	the impact of central bank policy actions, such as sustained, elevated rates of interest in response to, among other things, high rates of inflation, and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
●	actions taken by federal and state governments, such as executive orders or new or expanded regulations, that may negatively impact the future production of oil and natural gas in the U.S. or our customers’ access to federal and state lands for oil and gas development operations, thereby reducing demand for our services in the affected areas;
●	growing demand for electric vehicles that may result in reduced demand for refined products deriving from crude oil such as gasoline and diesel fuel, and therefore the demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, including as a result of sustained increases in cost of capital resulting from Federal Reserve policies and otherwise;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our exploration and production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the conflict in the Israel-Gaza region and/or other instability and hostilities in the Middle East, including with Lebanon and Yemen;

●	the severity and duration of world health events and any resulting impact on commodity prices and supply and demand considerations;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,938	$57,083
Accounts receivable trade, net of allowance for credit losses of $5,413 and $5,318, respectively	298,676	322,611
Accounts receivable, related parties	119	171
Inventories	35,819	38,653
Prepaid expenses and other current assets	51,130	35,541
Total current assets	396,682	454,059
Property and equipment	1,363,666	1,144,989
Accumulated depreciation	(689,978)	(627,408)
Total property and equipment, net	673,688	517,581
Right-of-use assets, net	39,714	39,504
Goodwill	30,259	4,683
Other intangible assets, net	127,930	116,189
Deferred tax assets, net	48,879	61,617
Other long-term assets	29,495	24,557
Total assets	$1,346,647	$1,218,190
Liabilities and Equity
Current liabilities
Accounts payable	$41,435	$42,582
Accrued accounts payable	66,172	66,182
Accounts payable and accrued expenses, related parties	5,891	4,086
Accrued salaries and benefits	21,142	28,401
Accrued insurance	29,970	19,720
Sales tax payable	2,668	1,397
Current portion of tax receivable agreements liabilities	469	469
Accrued expenses and other current liabilities	37,866	33,511
Current operating lease liabilities	16,781	15,005
Current portion of finance lease obligations	207	194
Total current liabilities	222,601	211,547
Long-term tax receivable agreements liabilities	37,718	37,718
Long-term operating lease liabilities	34,792	37,799
Long-term debt	80,000	—
Other long-term liabilities	52,110	38,954
Total liabilities	427,221	326,018
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 102,797,453 shares issued and outstanding as of September 30, 2024; 350,000,000 shares authorized and 102,172,863 shares issued and outstanding as of December 31, 2023	1,028	1,022
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of September 30, 2024 and December 31, 2023	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	999,812	1,008,095
Accumulated deficit	(204,507)	(236,791)
Total stockholders’ equity	796,495	772,488
Noncontrolling interests	122,931	119,684
Total equity	919,426	892,172
Total liabilities and equity	$1,346,647	$1,218,190

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Water Services	$234,019	$251,870	$692,334	$791,145
Water Infrastructure	82,017	58,375	214,089	169,118
Chemical Technologies	55,313	79,028	196,605	250,230
Total revenue	371,349	389,273	1,103,028	1,210,493
Costs of revenue
Water Services	186,041	200,361	545,881	626,878
Water Infrastructure	35,503	34,992	102,776	103,718
Chemical Technologies	48,450	63,005	165,846	200,017
Depreciation, amortization and accretion	38,906	34,650	113,243	102,776
Total costs of revenue	308,900	333,008	927,746	1,033,389
Gross profit	62,449	56,265	175,282	177,104
Operating expenses
Selling, general and administrative	37,268	38,983	120,229	109,147
Depreciation and amortization	661	512	2,667	1,846
Impairments and abandonments	—	32	91	11,554
Lease abandonment costs	5	(12)	411	73
Total operating expenses	37,934	39,515	123,398	122,620
Income from operations	24,515	16,750	51,884	54,484
Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,624	23	2,331	1,688
Interest expense, net	(1,906)	(765)	(5,204)	(4,290)
Other	(78)	767	(318)	2,482
Income before income tax expense and equity in gains (losses) of unconsolidated entities	24,155	16,775	48,693	54,364
Income tax expense	(5,852)	(483)	(11,263)	(1,068)
Equity in gains (losses) of unconsolidated entities	507	(978)	154	(1,716)
Net income	18,810	15,314	37,584	51,580
Less: net income attributable to noncontrolling interests	(3,019)	(968)	(5,300)	(4,772)
Net income attributable to Select Water Solutions, Inc.	$15,791	$14,346	$32,284	$46,808

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.16	$0.14	$0.32	$0.46
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.15	$0.14	$0.32	$0.45
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$18,810	$15,314	$37,584	$51,580
Comprehensive income	18,810	15,314	37,584	51,580
Less: comprehensive income attributable to noncontrolling interests	(3,019)	(968)	(5,300)	(4,772)
Comprehensive income attributable to Select Water Solutions, Inc.	$15,791	$14,346	$32,284	$46,808

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	15,854	—	15,854	2,505	18,359
Issuance of restricted shares	1,239,597	12	—	—	1,258	—	1,270	(1,270)	—
Stock options exercised	287,686	3	—	—	(3)	—	—	—	—
Repurchase of common stock	(1,103,993)	(11)	—	—	(7,149)	—	(7,160)	(163)	(7,323)
Restricted shares forfeited	(102,617)	(1)	—	—	(105)	—	(106)	106	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(17,948)	—	(17,948)	—	(17,948)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(498)	—	(498)	—	(498)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(2,920)	(2,920)
Net income	—	—	—	—	—	32,284	32,284	5,300	37,584
Balance as of September 30, 2024	102,797,453	$1,028	16,221,101	$162	$999,812	$(204,507)	$796,495	$122,931	$919,426

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	11,080	—	11,080	1,707	12,787
Issuance of restricted shares	1,633,849	16	—	—	1,449	—	1,465	(1,465)	—
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(6,984,375)	(70)	—	—	(49,747)	—	(49,817)	(88)	(49,905)
Restricted shares forfeited	(72,363)	(1)	—	—	(46)	—	(47)	47	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
NCI income tax adjustment	—	—	—	—	76	—	76	(76)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(15,287)	—	(15,287)	—	(15,287)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(633)	—	(633)	—	(633)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(2,433)	(2,433)
Net income	—	—	—	—	—	46,808	46,808	4,772	51,580
Balance as of September 30, 2023	103,917,951	$1,039	16,221,101	$162	$1,022,406	$(264,386)	$759,221	$119,778	$878,999

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130
Equity-based compensation	—	—	—	—	5,009	—	5,009	790	5,799
Issuance of restricted shares	7,765	—	—	—	8	—	8	(8)	—
Stock options exercised	157,970	2	—	—	(2)	—	—	—	—
Repurchase of common stock	(139,275)	(2)	—	—	(127)	—	(129)	(42)	(171)
Restricted shares forfeited	(28,609)	—	—	—	(30)	—	(30)	30	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(6,015)	—	(6,015)	—	(6,015)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(154)	—	(154)	—	(154)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(973)	(973)
Net income	—	—	—	—	—	15,791	15,791	3,019	18,810
Balance as of September 30, 2024	102,797,453	$1,028	16,221,101	$162	$999,812	$(204,507)	$796,495	$122,931	$919,426

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2023	103,799,815	$1,038	16,221,101	$162	$1,023,370	$(278,732)	$745,838	$118,115	$863,953
Equity-based compensation	—	—	—	—	4,336	—	4,336	678	5,014
Issuance of restricted shares	172,905	1	—	—	119	—	120	(120)	—
Repurchase of common stock	(33,525)	1	—	—	(242)	—	(241)	(34)	(275)
Restricted shares forfeited	(21,244)	(1)	—	—	1	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,000	1,000
NCI income tax adjustment	—	—	—	—	17	—	17	(17)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(4,987)	—	(4,987)	—	(4,987)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(208)	—	(208)	—	(208)
Class B common stock ($0.05 per share)	—	—	—	—		—	—	(811)	(811)
Net income	—	—	—	—	—	14,346	14,346	968	15,314
Balance as of September 30, 2023	103,917,951	$1,039	16,221,101	$162	$1,022,406	$(264,386)	$759,221	$119,778	$878,999

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$37,584	$51,580
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	115,910	104,622
Deferred tax expense (benefit)	10,571	(97)
Gain on disposal of property and equipment and divestitures	(2,331)	(1,688)
Equity in (gains) losses of unconsolidated entities	(154)	1,716
Bad debt expense	855	3,987
Amortization of debt issuance costs	366	366
Inventory adjustments	(528)	557
Equity-based compensation	18,359	12,787
Impairments and abandonments	91	11,554
Other operating items, net	926	(639)
Changes in operating assets and liabilities
Accounts receivable	29,011	70,467
Prepaid expenses and other assets	(16,494)	(18,797)
Accounts payable and accrued liabilities	(27,047)	(34,253)
Net cash provided by operating activities	167,119	202,162
Cash flows from investing activities
Purchase of property and equipment	(118,080)	(102,401)
Purchase of equity-method investments	—	(500)
Acquisitions, net of cash received	(158,438)	(13,418)
Proceeds received from sales of property and equipment	12,275	11,380
Net cash used in investing activities	(264,243)	(104,939)
Cash flows from financing activities
Borrowings from revolving line of credit	150,000	105,250
Payments on revolving line of credit	(70,000)	(121,250)
Payments of finance lease obligations	(163)	(55)
Dividends and distributions paid	(21,533)	(17,907)
Distributions to noncontrolling interests	—	(1,581)
Contributions from noncontrolling interests	—	5,950
Repurchase of common stock	(7,323)	(49,905)
Net cash provided by (used in) financing activities	50,981	(79,498)
Effect of exchange rate changes on cash	(2)	(4)
Net (decrease) increase in cash and cash equivalents	(46,145)	17,721
Cash and cash equivalents, beginning of period	57,083	7,322
Cash and cash equivalents, end of period	$10,938	$25,043
Supplemental cash flow disclosure:
Cash paid for interest	$5,225	$4,364
Cash paid for income taxes, net	$1,447	$1,759
Supplemental disclosure of noncash investing activities:
Recoupment of shares for acquisitions	$—	$(410)
Capital expenditures included in accounts payable and accrued liabilities	$41,095	$38,581

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

Class A and Class B common stock:  As of September 30, 2024, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and nine months ended September 30, 2024 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2023 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on February 21, 2024, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of September 30, 2024, the Company had three equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of September 30,	As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2024	2023

				(in thousands)
20% minority interest	2020	Equity-method	Other long-term assets	$4,109	$4,314
38% minority interest	2021	Equity-method	Other long-term assets	4,747	4,174
47% minority interest	2021	Equity-method	Other long-term assets	2,997	3,305

Dividends: During the Current Period, the Company paid $17.9 million in dividends accounted for as a reduction to additional paid-in capital, $2.9 million of distributions accounted for as a reduction to noncontrolling interests and $0.7 million as a reduction to accrued expenses and other current liabilities. As of September 30, 2024, the Company had $0.6 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The change in the allowance for credit losses is as follows:

Nine months ended September 30, 2024
(in thousands)
Balance as of December 31, 2023	$5,318
Increase to allowance based on a percentage of revenue	2,226
Adjustment based on aged receivable analysis	(700)
Charge-offs	(1,478)
Recoveries	47
Balance as of September 30, 2024	$5,413

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2024
(in thousands)
Balance as of December 31, 2023	$37,262
Accretion expense	1,092
Acquired AROs	25,008
Divested AROs	(591)
Revisions	1,177
Payments	(11,774)
Balance as of September 30, 2024	$52,174

Short-term ARO liability	7,140
Long-term ARO liability	45,034
Balance as of September 30, 2024	$52,174

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$48	$63	$109	$218
Sublease income	Lease abandonment costs and Costs of revenue	533	374	1,363	1,214

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Period, the Company made the decision to abandon operations at four leased Water Services locations. As a result, the Company recorded $0.6 million of right-of-use asset impairment charges.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.4 million, $1.3 million, $4.9 million and $4.4 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During the Current Period, the Company incurred $0.6 million of severance in connection with the termination of its former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and $0.3 million is included in accrued salaries and benefits as of September 30, 2024.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2024 and 2023 acquisitions (dollars in thousands):

Assets and Operations Acquired	Acquisition Date	Purchase Consideration	Acquisition related costs for Asset Acquisitions	Total Consideration	Segments
Six Smaller Asset Acquisitions	Multiple 2024 Dates	$11,750	$31	$11,781	Water Infrastructure
Bobcat	April 18, 2024	8,070	-	8,070	Water Infrastructure
Trinity	April 1, 2024	30,832	-	30,832	Water Infrastructure
Buckhorn	March 1, 2024	18,781	-	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	14,000	-	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	58,330	-	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	18,100	-	18,100	Water Infrastructure
Four Smaller Asset Acquisitions	Multiple 2023 Dates	7,293	-	7,293	Water Infrastructure
Asset Acquisition	April 3, 2023	4,000	-	4,000	Water Services
Asset Acquisition	January 31, 2023	6,250	150	6,400	Water Infrastructure
Total		$177,406	$181	$177,587

2024 Asset Acquisitions

During the Current Period, the Company acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from six transactions for $11.8 million inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $11.6 million in property and equipment, $1.5 million in intellectual property, $0.1 million in other long-term assets and $1.4 million in asset retirement obligations and other liabilities.

Bobcat Acquisition

On April 18, 2024, the Company completed the acquisition of membership interests from Bobcat SWIW Holdings, LLC and other minority interest holders (together “Bobcat” or the “Bobcat Acquisition”). The Company paid total consideration of $8.1 million at closing. The Bobcat Acquisition strengthened Select’s Marcellus/Utica disposal operations and allows the Company to offer more comprehensive produced water solutions to its customers in the region.

The Bobcat Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities have been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. The Company incurred less than $0.1 million and $0.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Final purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment		Amount

Consideration transferred	(in thousands)
Cash paid	$8,070	$		$8,070
Total consideration transferred	8,070		—	8,070
Less: identifiable assets acquired
Working capital	(335)		50	(285)
Property and equipment	8,320		(29)	8,291
Customer relationships	585		(50)	535
Long-term ARO	(500)		29	(471)
Total identifiable net assets acquired	$8,070		$—	$8,070

Trinity Acquisition

On April 1, 2024, the Company completed the acquisition of Trinity Acquisition Holdings, LLC, d/b/a Trinity Environmental Services and related entities (together “Trinity” or the “Trinity Acquisition”). The Company paid initial consideration of $29.4 million at closing. The $1.5 million increase in purchase consideration during the Current Quarter is due to post-closing adjustments. The acquisition strengthened Select’s Permian Basin disposal operations with 22 saltwater disposal wells while also adding one Gulf Coast slurry well and one Midcon region saltwater disposal well. Additionally, the Trinity Acquisition encompasses permits for nine future saltwater disposal well locations, 14 miles of owned pipeline and approximately 79 miles of customer pipeline integrally connected to Trinity’s facilities. These additions allow the Company to offer more comprehensive produced water solutions to its customers in Texas and New Mexico.

The Trinity Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.4 million and $1.6 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$29,382	$1,450	$30,832
Total consideration transferred	29,382	1,450	30,832
Less: identifiable assets acquired
Working capital	(656)	248	(408)
Property and equipment	28,341	3,149	31,490
Right-of-use assets	182	—	182
Customer relationships	3,640	—	3,640
Long-term ARO	(7,000)	(3,149)	(10,149)
Long-term lease liabilities	(499)	—	(499)
Total identifiable net assets acquired	24,008	248	24,256
Goodwill	5,374	1,202	6,576
Fair value allocated to net assets acquired	$29,382	$1,450	$30,832

Buckhorn Acquisition

On March 1, 2024, the Company completed the acquisition of membership interests from Buckhorn Waste Services, LLC and equity interests from Buckhorn Disposal, LLC (together “Buckhorn” or the “Buckhorn Acquisition”). The Company paid initial consideration of $17.9 million at closing. The $0.9 million increase in purchase consideration during the Current Quarter is due to post-closing adjustments. The acquisition strengthened Select’s solids waste management capabilities in the Bakken region, adding additional landfills in North Dakota and in Montana to support Select’s existing landfill operations in the region.

The Buckhorn Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities are preliminary and have not been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and a portion of the goodwill acquired is deductible for income tax purposes. The Company incurred less than $0.1 million and $0.8 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Purchase consideration	$17,881	$900	$18,781
Total consideration transferred	17,881	900	18,781
Less: identifiable assets acquired and liabilities assumed
Working capital	772	(20)	752
Property and equipment	12,873	4,345	17,218
Customer relationships	300	—	300
Deferred tax liabilities	(2,167)	—	(2,167)
Long-term ARO	(2,000)	(4,345)	(6,345)
Total identifiable net assets acquired	9,778	(20)	9,758
Goodwill	8,103	920	9,023
Fair value allocated to net assets acquired	$17,881	$900	$18,781

Iron Mountain Energy Acquisition

On January 8, 2024, the Company acquired substantially all of the assets and operations of Iron Mountain Energy, LLC (the “Iron Mountain Acquisition”). The Company paid total consideration of $14.0 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Iron Mountain Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.5 million of transaction-related costs related to this acquisition during the Current Period, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Final purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$14,000	$—	$14,000
Total consideration transferred	14,000	—	14,000
Less: identifiable assets acquired and liabilities assumed
Working capital	(4,095)	121	(3,974)
Property and equipment	17,338	4,538	21,876
Long-term ARO	(1,725)	(2,177)	(3,902)
Total identifiable net assets acquired	11,518	2,482	14,000
Goodwill	2,482	(2,482)	—
Fair value allocated to net assets acquired	$14,000	$—	$14,000

Tri-State Water Logistics Acquisition

On January 3, 2024, the Company acquired the assets and operations of Tri-State Water Logistics, LLC and certain of its affiliates (the “Tri-State Acquisition”). The Company paid total consideration of $58.3 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Tri-State Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.8 million of transaction-related costs related to this acquisition during the Current Period, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Final purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$58,330	$—	$58,330
Total consideration transferred	58,330	—	58,330
Less: identifiable assets acquired and liabilities assumed
Working capital	(1,428)	—	(1,428)
Property and equipment	42,134	2,479	44,613
Right-of-use assets	1,028	—	1,028
Customer relationships	7,710	2,530	10,240
Long-term ARO	(1,595)	(974)	(2,569)
Long-term lease liabilities	(956)	—	(956)
Total identifiable net assets acquired	46,893	4,035	50,928
Goodwill	11,437	(4,035)	7,402
Fair value allocated to net assets acquired	$58,330	$—	$58,330

Rockies produced water gathering and disposal infrastructure Acquisition

On January 1, 2024, the Company acquired certain disposal assets, operations and disposal and recycling permits in the Rockies region (the “Rockies Infrastructure Acquisition”). The Company paid total consideration of $18.1 million at closing. The acquisition strengthened Select’s water disposal assets and operations in the Rockies region.

The Rockies Infrastructure Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have been finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred less than $0.1 million and $0.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Final purchase price allocation	As Reported as of June 30, 2024	Current Quarter Adjustment	Amount

Consideration transferred	(in thousands)
Cash paid	$18,100	$—	$18,100
Total consideration transferred	18,100	—	18,100
Less: identifiable assets acquired and liabilities assumed
Working capital	(500)	—	(500)
Property and equipment	7,780	486	8,266
Customer relationships	6,610	1,620	8,230
Long-term ARO	(375)	(96)	(471)
Total identifiable net assets acquired	13,515	2,010	15,525
Goodwill	4,585	(2,010)	2,575
Fair value allocated to net assets acquired	$18,100	$—	$18,100

A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of September 30, 2024 for the Company’s 2024 business acquisitions is located below:

Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

			(in thousands)
Consideration transferred
Purchase consideration	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
Total consideration transferred	8,070	30,832	18,781	14,000	58,330	18,100	148,113

Less: identifiable assets acquired and liabilities assumed
Working capital	(285)	(408)	752	(3,974)	(1,428)	(500)	(5,843)
Property and equipment	8,291	31,490	17,218	21,876	44,613	8,266	131,754
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	535	3,640	300	—	10,240	8,230	22,945
Deferred tax liabilities	—	—	(2,167)	—	—	—	(2,167)
Long-term ARO	(471)	(10,149)	(6,345)	(3,902)	(2,569)	(471)	(23,907)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	24,256	9,758	14,000	50,928	15,525	122,537
Goodwill	—	6,576	9,023	—	7,402	2,575	25,576
Fair value allocated to net assets acquired	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113

2023 Asset Acquisitions

During the year ended December 31, 2023, the Company acquired certain assets, revenue-producing contracts and associated liabilities, primarily in the Permian Basin, from multiple entities for $17.7 million inclusive of $0.2 million of acquisition-related costs. The allocation of the purchase price for these assets was a combined $15.9 million in property and equipment, $1.0 million in water inventory, $1.9 million in customer relationships and $1.1 million in asset retirement obligations and other liabilities. Many of the assets acquired are adjacent to the Company’s Big Spring Recycling System (“BSRS”) in the Permian Basin, with connectivity into BSRS providing future revenue and cost synergies.

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

In the Water Services and Water Infrastructure segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per-unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. As of September 30, 2024, the Company had sixteen revenue-producing contracts lasting over one year that include enforceable rights and obligations to fall within the scope of the model in the ASC 606 standard. As of September 30, 2024 and December 31, 2023, the

Company had no contract assets or contract liabilities and no contract liabilities converted to revenue during the Current or Prior Periods.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2024, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $20.1 million, $19.5 million, $59.6 million and $63.3 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2024, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Geographic Region
Permian Basin	$183,949	$190,637	$533,028	$581,153
Rockies	48,509	61,530	158,095	169,475
Eagle Ford	37,946	37,023	124,446	130,836
Marcellus/Utica	33,531	38,789	104,378	123,275
Haynesville/E. Texas	17,221	18,406	64,627	63,495
Mid-Continent	25,315	22,806	64,158	76,967
Bakken	26,833	22,315	61,723	71,962
Eliminations and other regions	(1,955)	(2,233)	(7,427)	(6,670)
Total	$371,349	$389,273	$1,103,028	$1,210,493

In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Eagle Ford and Rockies, which collectively comprised 71%, 69%, 73%, and 68% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 82%, 78%, 82% and 78% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 89%, 92%, 88% and 90% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
Raw materials	$21,539	$25,183
Finished goods	14,280	13,470
Total	$35,819	$38,653

During the Current Quarter and Current Period, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.1 million and $0.5 million, respectively. During the Prior Quarter and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million and $0.6 million, respectively. Both credits and charges to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.0 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in thousands)
Machinery and equipment	$607,576	$608,780
Gathering and disposal infrastructure	268,679	87,354
Buildings and leasehold improvements	110,673	111,650
Pipelines	103,171	103,171
Recycling facilities	103,161	68,875
Land	38,056	23,745
Vehicles and equipment	14,914	19,007
Computer equipment and software	7,650	3,038
Computer equipment and software - finance lease	904	883
Office furniture and equipment	467	772
Machinery and equipment - finance lease	519	519
Vehicles and equipment - finance lease	14	27
Construction in progress	107,882	117,168
	1,363,666	1,144,989
Less accumulated depreciation(1)	(689,978)	(627,408)
Total property and equipment, net	$673,688	$517,581
(1)	Includes $0.9 million and $0.7 million of accumulated depreciation related to finance leases as of September 30, 2024 and December 31, 2023, respectively.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Category
Depreciation expense from property and equipment	$34,425	$30,185	$101,949	$90,578
Amortization expense from finance leases	52	60	165	69
Amortization expense from intangible assets	4,505	4,663	12,704	13,211
Accretion expense from asset retirement obligations	585	254	1,092	764
Total depreciation, amortization and accretion	$39,567	$35,162	$115,910	$104,622

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $25.6 million of goodwill in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill stemming from 2024 acquisitions by reportable segment for the Current Period are as follows:

	Water	Water
	Services	Infrastructure	Total

	(in thousands)
Balance as of December 31, 2023	$1,438	$3,245	$4,683
Additions	—	25,576	25,576
Balance as of September 30, 2024	$1,438	$28,821	$30,259

The components of other intangible assets, net as of September 30, 2024 and December 31, 2023 are as follows:

	As of September 30, 2024			As of December 31, 2023
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Abandonment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,546	$(72,782)	$114,764	$164,600	$—	$(61,216)	$103,384
Patents and other intellectual property	14,272	(8,137)	6,135	12,772	—	(7,090)	5,682
Trademarks	—	—	—	14,360	(11,106)	(3,254)	—
Water rights and other	1,375	(1,375)	—	2,803	—	(2,711)	92
Total definite-lived	203,193	(82,294)	120,899	194,535	(11,106)	(74,271)	109,158
Indefinite-lived
Water rights	7,031	—	7,031	7,031	—	—	7,031
Total indefinite-lived	7,031	—	7,031	7,031	—	—	7,031
Total other intangible assets, net	$210,224	$(82,294)	$127,930	$201,566	$(11,106)	$(74,271)	$116,189

During the Current Period, the Company added $22.9 million in customer relationships and $1.5 million in intellectual property in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). The weighted-average periods for customer relationships and patents and other intellectual property were 12.7 years and 9.6 years, respectively, and the weighted-average remaining amortization periods for customer relationships and patents and other intellectual property were 8.7 years and 5.4 years, as of September 30, 2024. Definite-lived water rights and other are fully amortized as of September 30, 2024. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2024	$4,196
2025	16,957
2026	16,869
2027	16,368
2028	14,639
Thereafter	51,870
Total	$120,899

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

The Company had $80.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of September 30, 2024 and no borrowings outstanding as of December 31, 2023. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of September 30, 2024 was 7.26%. As of September 30, 2024 and December 31, 2023, the borrowing base under the Sustainability-Linked Credit Facility was $226.8 million and $267.4 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.0 million and $17.1 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $127.8 million as of September 30, 2024.

The principal maturities of debt outstanding as of September 30, 2024 were as follows:

Amount
(in thousands)
2024	$—
2025	—
2026	—
2027	80,000
Total	$80,000

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, were $1.2 million and $1.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.1 million, $0.1 million, $0.4 million and $0.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2024.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc.2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing shares that are withheld or surrendered to the Company for payment of any exercise price or taxes, or awards that expire, are canceled, forfeited, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of September 30, 2024, there were 8,842,441 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of September 30, 2024 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2024
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,654,952	$17.01	3.2	$—
Exercised	(287,686)	8.81		—
Expired	(192,089)	20.01		—
Ending balance, outstanding	1,175,177	$18.53	2.6	$1,089
Ending balance, exercisable	1,175,177	$18.53	2.6	$1,089
Nonvested as of September 30, 2024	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $11.13 and $7.59 as of September 30, 2024 and December 31, 2023, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $2.6 million, $4.2 million, $9.3 million and $12.3 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2024, there was $14.0 million of unrecognized compensation expense with a weighted-average remaining life of 1.8 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2024
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2023	3,758,692	$7.32
Granted	1,239,597	8.82
Vested	(2,369,395)	7.26
Forfeited	(102,617)	8.32
Nonvested as of September 30, 2024	2,526,277	$8.08

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

The fair value on the date the PSUs were granted during 2024, 2023 and 2022 was $5.2 million, $5.3 million and $5.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $3.1 million, $0.8 million, $9.1 million and $0.5 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2024, the unrecognized compensation cost related to our unvested PSUs is estimated to be $8.8 million and is expected to be recognized over a weighted-average period of 1.8 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2023	1,946,726
Target shares granted	623,170
Target shares vested (1)	(303,917)
Target shares added by performance factor	27,630
Target shares forfeited (1)	(268,475)
Target shares outstanding as of September 30, 2024	2,025,134
(1)	The PSUs granted in 2021 related to ROA vested at 110% of target and the FCF PSUs were forfeited.

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

Share Repurchases

During the Current Quarter, the Company repurchased 139,275 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $1.6 million and a decrease to Class A common stock of $1,000. In the Prior Quarter, the Company repurchased 33,525 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements.

During the Current Period, the Company repurchased 1,103,993 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $9.8 million and a decrease to Class A common stock of $11,000. In the Prior Period, the Company repurchased 6,487,490 shares of Class A common stock in the open market pursuant to our share repurchase program and 496,885 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2024 or the year ended December 31, 2023.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2024 and December 31, 2023 due to the short-term nature of these instruments. The carrying value of debt as of September 30, 2024 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $8.1 million. These purchases consisted of $5.1 million relating to the rental of certain equipment or other services used in operations, $1.6 million relating to property and equipment, $0.8 million relating to management, consulting and other services and $0.6 million relating to inventory and consumables.

During the Prior Quarter, sales to related parties were less than $0.1 million and purchases from related-party vendors were $4.1 million. These purchases consisted of $3.1 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment and, $0.4 million relating to management, consulting and other services.

During the Current Period, sales to related parties were $0.6 million and purchases from related-party vendors were $18.1 million. These purchases consisted of $11.5 million relating to the rental of certain equipment or other services used in operations, $3.3 million relating to property and equipment, $2.0 million relating to management, consulting and other services and $1.3 million relating to inventory and consumables.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of September 30, 2024, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of $38.2 million as of both September 30, 2024, and December 31, 2023, because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both September 30, 2024, and December 31, 2023. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes and permanent book tax differences. The increase in our effective tax rate in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period is due to a release of a portion of the valuation allowance on the Company’s deferred tax assets at the end of 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Current income tax expense	$202	$537	$692	$1,165
Deferred income tax expense (benefit)	5,650	(54)	10,571	(97)
Total income tax expense	$5,852	$483	$11,263	$1,068
Effective Tax Rate	24.2%	2.9%	23.1%	2.0%

We regularly review our deferred tax assets for realization and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Historically, we have maintained a full valuation allowance against our deferred tax assets. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income / loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. During the fourth quarter of 2023, the Company evaluated all available positive and negative evidence and determined that $61.9 million of the valuation allowance as of December 31, 2023, associated with deferred tax assets should be released because the Company believed that it had become more likely than not that the deferred tax assets would be realized. In the Company's evaluation of the need for and amount of a valuation allowance on its deferred tax assets, the Company placed the most weight on objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the cumulative pre-tax income that the Company generated over the past three-year period and the expectation of income in future periods. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to deferred income tax expense for the year ended December 31, 2023. Management has continued to assess both positive and negative evidence and determined that no further adjustments to the remaining valuation allowance were necessary as of September 30, 2024.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(896)	$614
Noncontrolling interests attributable to holders of Class B common stock	123,827	119,070
Total noncontrolling interests	$122,931	$119,684

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Nine months ended September 30,
	2024	2023

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$32,284	$46,808
Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of issuing shares for business combinations	—	9
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,164	1,418
Increase in additional paid-in capital as a result of vested PSUs	311	—
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	163	88
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$33,922	$48,323

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase 725,634, 1,654,952, 913,042 and 1,654,952 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2024			Three months ended September 30, 2023

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$18,810			$15,314
Net income attributable to noncontrolling interests	(3,019)			(968)
Net income attributable to Select Water Solutions, Inc. — basic	$15,791	$15,791	$—	$14,346	$14,346	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	34	34	—	33	33	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	33	33	—	17	17	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	3	3	—	—	—	—
Net income attributable to Select Water Solutions, Inc. — diluted	$15,861	$15,861	$—	$14,396	$14,396	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		100,246,000	16,221,101		99,777,776	16,221,101
Dilutive effect of restricted stock		1,149,092	—		1,636,808	—
Dilutive effect of performance share units		1,100,652	—		839,354	—
Dilutive effect of stock options		110,455	—		—	—
Weighted-average shares of common stock outstanding — diluted		102,606,199	16,221,101		102,253,938	16,221,101
Income per share:
Basic		$0.16	$—		$0.14	$—
Diluted		$0.15	$—		$0.14	$—

	Nine months ended September 30, 2024			Nine months ended September 30, 2023

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$37,584			$51,580
Net income attributable to noncontrolling interests	(5,300)			(4,772)
Net income attributable to Select Water Solutions, Inc. — basic	$32,284	$32,284	$—	$46,808	$46,808	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	68	68	—	76	76	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	60	60	—	40	40	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	4	4	—	—	—	—
Net income attributable to Select Water Solutions, Inc. — diluted	$32,416	$32,416	$—	$46,924	$46,924	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,867,600	16,221,101		102,076,174	16,221,101
Dilutive effect of restricted stock		847,502	—		1,208,009	—
Dilutive effect of performance share units		1,002,161	—		641,706	—
Dilutive effect of stock options		60,537	—		—	—
Weighted-average shares of common stock outstanding — diluted		101,777,801	16,221,101		103,925,889	16,221,101
Income per share:
Basic		$0.32	$—		$0.46	$—
Diluted		$0.32	$—		$0.45	$—

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2024
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$236,499	$—	$23,739	$19,495	$17,466
Water Infrastructure	82,966	—	21,511	17,558	18,670
Chemical Technologies	55,823	—	715	1,853	1,235
Other	—	(46)	45	—	—
Eliminations	(3,939)	—	—	—	—
Income from operations			46,010
Corporate	—	46	(21,495)	661	65
Interest expense, net	—	—	(1,906)	—	—
Other income, net	—	—	1,546	—	—
	$371,349	$—	$24,155	$39,567	$37,436

	For the three months ended September 30, 2023
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$252,488	$—	$18,268	$22,822	$10,236
Water Infrastructure	59,756	32	10,909	9,192	30,197
Chemical Technologies	79,532	—	9,163	2,638	3,523
Other	—	—	(3)	—	—
Eliminations	(2,503)	—	—	—	—
Income from operations			38,337
Corporate	—	—	(21,587)	510	264
Interest expense, net	—	—	(765)	—	—
Other income, net	—	—	790	—	—
	$389,273	$32	$16,775	$35,162	$44,220

	For the nine months ended September 30, 2024
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$698,630	$—	$66,828	$61,621	$40,882
Water Infrastructure	215,700	45	45,478	46,088	80,083
Chemical Technologies	197,724	—	10,845	5,534	3,604
Other	—	—	(6)	—	—
Eliminations	(9,026)	—	—	—	—
Income from operations			123,145
Corporate	—	46	(71,261)	2,667	148
Interest expense, net	—	—	(5,204)	—	—
Other income, net	—	—	2,013	—	—
	$1,103,028	$91	$48,693	$115,910	$124,717

	For the nine months ended September 30, 2023
				Depreciation,
		Impairments and	Income	amortization	Capital
	Revenue	abandonments	before taxes	and accretion	Expenditures

	(in thousands)
Water Services	$793,484	$60	$64,046	$68,562	$43,773
Water Infrastructure	172,495	388	28,427	26,825	68,392
Chemical Technologies	251,042	11,106	19,313	7,390	8,672
Other	—	—	(3)	—	—
Eliminations	(6,528)	—	—	—	—
Income from operations			111,783
Corporate	—	—	(57,299)	1,845	2,356
Interest expense, net	—	—	(4,290)	—	—
Other income, net	—	—	4,170	—	—
	$1,210,493	$11,554	$54,364	$104,622	$123,193

Total assets by segment as of September 30, 2024 and December 31, 2023, is as follows:

	As of	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Water Services	$544,480	$629,815
Water Infrastructure	614,992	364,587
Chemical Technologies	131,931	152,437
Other	55,244	71,351
	$1,346,647	$1,218,190

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

This discussion relates to the three and nine months ended September 30, 2024 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2023 (the “Prior Quarter” and the “Prior Period”, respectively).

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

Recent Developments

In the first nine months of 2024, Select executed six strategic business combinations totaling $148.1 million, and six asset acquisitions totaling $11.8 million, enhancing current and future water infrastructure capabilities. The Trinity Acquisition added strategic saltwater disposal wells and pipelines in the Permian Basin. The Bobcat Acquisition enhanced disposal operations and provided comprehensive produced water solutions in the Marcellus/Utica region. The Buckhorn Acquisition expanded solids management services by adding landfills in North Dakota and Montana. The additions of Iron Mountain Energy and Tri-State Water Logistics strengthened fluids and solids treatment and disposal assets in the Haynesville region. Finally, the Rockies infrastructure acquisition improved water disposal operations in that region. These strategic acquisitions collectively position Select for future growth and operational efficiency in the water infrastructure segment.

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

The armed conflict between Ukraine and Russia continued into 2024, as well as the sustained conflict in Israel and elsewhere in the Middle East, including escalating tensions with Iran, Lebanon and Yemen. As a result of the Russian invasion of the Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In October 2023, Hamas militants conducted attacks in Israel and an armed conflict has ensued between Israel and Hamas. The ensuing conflict has resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes and supply chains, including attacks on Israel by, and elevated tensions with, Iran, a major oil producer.

The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to, and the conflict in the Israel-Gaza region and any heightened hostilities and political changes or instabilities in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due, in part to elevated rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

In addition, OPEC+ countries instituted an aggregate volume cut of 3.66 million barrels per day from 2021 to April 2023, and a number of other production cuts or extensions have since followed. For example, OPEC+ has announced the extension of the 3.66 million barrels per day production cut through the end of 2025. In addition, on September 5, 2024, OPEC+ announced the extension of voluntary output cuts totaling approximately 2.2 million barrels per day through December 1, 2024. Although OPEC+ has previously increased its output in December 2023, OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter primarily due to concerns about weakening global demand coupled with expectation of oversupply, including growing production from countries that operate outside of OPEC quotas, such as Libya. During the Current Quarter, the average spot price of WTI crude oil was $76.43 versus an average price of $82.25 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.11 versus an average of $2.59 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have declined relative to the Prior Quarter and have negatively impacted activity levels in natural gas basins.

Additionally, increased inflation in recent years has resulted in higher interest rates and increased cost of capital for Select and for our customers. As costs of capital has increased, many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Additionally, consolidation among our customers, such as the consolidation of E&P companies in the Permian Basin, can disrupt our market in the near term and the resulting demand for our services. Overall however, even though commodity prices have moderated recently, the financial health of the oil and gas industry is in a generally healthy position overall, including many of our customers specifically, as reflected in revenues and earnings, debt metrics, recent capital raises, and equity valuations.

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

While the financial health of the broader oil and gas industry has shown improvement as compared to prior periods, central bank policy actions and associated liquidity risks and other factors may negatively impact the value of our equity and that of our customers, and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

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

This multi-well pad development, combined with upstream acreage consolidation and corporate mergers as well as the growing trends around the recycling and reuse applications of produced water provides a significant opportunity for companies like us that can deliver increasingly complex solutions for our E&P customers across large swathes of acreage through our regional infrastructure networks, delivering solutions for the full completion and production lifecycle of wells. While these trends have advanced the most in the Permian Basin to date, they are emerging in other basins as well and Select has recently performed recycling projects in the Haynesville, Rockies and South Texas regions as well.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $134.2 million, $140.6 million, $399.2 million and $419.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $80.0 million, $79.8 million, $238.5 million and $235.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $54.8 million, $80.7 million, $179.7 million and $236.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $19.7 million, $27.8 million, $64.7 million and $88.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Rising fuel prices impact our transportation costs, which affects the results of our operations.

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

During the Current Period, we completed six business combinations and six asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$234,019	$251,870	$(17,851)	(7.1)%
Water Infrastructure	82,017	58,375	23,642	40.5%
Chemical Technologies	55,313	79,028	(23,715)	(30.0)%
Total revenue	371,349	389,273	(17,924)	(4.6)%

Costs of revenue
Water Services	186,041	200,361	(14,320)	(7.1)%
Water Infrastructure	35,503	34,992	511	1.5%
Chemical Technologies	48,450	63,005	(14,555)	(23.1)%
Depreciation, amortization and accretion	38,906	34,650	4,256	12.3%
Total costs of revenue	308,900	333,008	(24,108)	(7.2)%
Gross profit	62,449	56,265	6,184	11.0%

Operating expenses
Selling, general and administrative	37,268	38,983	(1,715)	(4.4)%
Depreciation and amortization	661	512	149	29.1%
Impairments and abandonments	—	32	(32)	NM
Lease abandonment costs	5	(12)	17	NM
Total operating expenses	37,934	39,515	(1,581)	(4.0)%
Income from operations	24,515	16,750	7,765	46.4%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,624	23	1,601	NM
Interest expense, net	(1,906)	(765)	(1,141)	149.2%
Other	(78)	767	(845)	NM
Income before income tax expense and equity in gains (losses) of unconsolidated entities	24,155	16,775	7,380	44.0%
Income tax expense	(5,852)	(483)	(5,369)	1111.6%
Equity in gains (losses) of unconsolidated entities	507	(978)	1,485	NM
Net income	$18,810	$15,314	$3,496	22.8%

Revenue

Our revenue decreased $17.9 million, or 4.6%, to $371.3 million for the Current Quarter compared to $389.3 million for the Prior Quarter. This decrease was composed of a $17.9 million decrease in Water Services revenue and a $23.7 million decrease in Chemical Technologies revenue partially offset by a $23.6 million increase in Water Infrastructure revenue. The net $17.9 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. For the Current Quarter, our Water Services, Water Infrastructure and Chemical Technologies constituted 63.0%, 22.1% and 14.9% of our total revenue, respectively, compared to 64.7%, 15.0% and 20.3%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $17.9 million, or 7.1%, to $234.0 million for the Current Quarter compared to $251.9 million for the Prior Quarter. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Water Infrastructure. Revenue increased $23.6 million, or 40.5%, to $82.0 million for the Current Quarter compared to $58.4 million for the Prior Quarter. The increase was primarily driven by additional revenue from acquisitions completed during the Current Period and growth in our recycling business line, offsetting lower pipeline distribution volumes.

Chemical Technologies. Revenue decreased by $23.7 million, or 30.0%, to $55.3 million for the Current Quarter compared to $79.0 million for the Prior Quarter. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $24.1 million, or 7.2%, to $308.9 million for the Current Quarter compared to $333.0 million for the Prior Quarter. The decrease was primarily composed of a $14.3 million decrease in Water Services costs and a $14.6 million decrease in Chemical Technologies costs primarily due to supporting the lower revenue-producing activity discussed above. Water Infrastructure costs increased slightly by $0.5 million and depreciation, amortization and accretion increased by $4.3 million.

Water Services. Costs of revenue decreased $14.3 million, or 7.1%, to $186.0 million for the Current Quarter compared to $200.4 million for the Prior Quarter. Cost of revenue as a percentage of revenue remained relatively steady at 79.5% as improved gross margins in our Water Transfer and Well Testing business lines, supported by effective cost controls and higher water sourcing margins, were partially offset by lower margins in fluids hauling due to price reductions, as well as reduced poly and containment margins, both of which were impacted by declining revenue stemming from broader macro-economic conditions.

Water Infrastructure. Costs of revenue increased $0.5 million, or 1.5%, to $35.5 million for the Current Quarter compared to $35.0 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 59.9% to 43.3% due primarily to an increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue favorably impacted gross margin, which was partially offset by a decline in high-margin pipeline revenue.

Chemical Technologies. Costs of revenue decreased $14.6 million, or 23.1%, to $48.5 million for the Current Quarter compared to $63.0 million for the Prior Quarter. Cost of revenue as a percentage of revenue increased from 79.7% to 87.6% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $4.3 million, or 12.3%, to $38.9 million for the Current Quarter compared to $34.7 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $62.4 million for the Current Quarter compared to $56.3 million for the Prior Quarter primarily driven by a $23.1 million increase in gross profit from our Water Infrastructure segment, partially offset by a $3.5 million decline in our Water Services segment, a $9.2 million decline in our Chemical Technologies segment and a $4.3 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 16.8% and 14.5% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million, or 4.4%, to $37.3 million for the Current Quarter compared to $39.0 million for the Prior Quarter. The decrease was due primarily to a decrease of $4.1 million in transaction and rebranding costs, a $1.6 million decrease in bad debt expense and a $1.2 million decrease from a combination of other expenses partially offset by a $2.1 million increase in incentive and equity-based compensation cost, $1.2 million in higher research and development costs, $1.0 million in higher wages, associated payroll taxes and employer 401(k) match contributions and $0.9 million in higher legal and professional fees.

Net Interest Expense

Net interest expense increased by $1.1 million, or 149.2%, to $1.9 million for the Current Quarter compared to $0.8 million in the Prior Quarter due primarily to higher average borrowing on our Sustainability-Linked Credit Facility partially offset by interest income on cash balances.

Income Tax Expense

Income tax expense increased by $5.4 million, or 1,111.6%, to $5.9 million for the Current Quarter compared to $0.5 million in the Prior Quarter due to a release of a portion of the valuation allowance on our deferred tax assets at the end of 2023.

Net Income

Net income increased by $3.5 million, or 22.8%, to $18.8 million for the Current Quarter compared to $15.3 million for the Prior Quarter, driven primarily by higher gross profit, lower selling, general and administrative expenses and gains on sale of assets partially offset by higher income tax expense.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Services	$692,334	$791,145	$(98,811)	(12.5)%
Water Infrastructure	214,089	169,118	44,971	26.6%
Chemical Technologies	196,605	250,230	(53,625)	(21.4)%
Total revenue	1,103,028	1,210,493	(107,465)	(8.9)%

Costs of revenue
Water Services	545,881	626,878	(80,997)	(12.9)%
Water Infrastructure	102,776	103,718	(942)	(0.9)%
Chemical Technologies	165,846	200,017	(34,171)	(17.1)%
Depreciation and amortization	113,243	102,776	10,467	10.2%
Total costs of revenue	927,746	1,033,389	(105,643)	(10.2)%
Gross profit	175,282	177,104	(1,822)	(1.0)%

Operating expenses
Selling, general and administrative	120,229	109,147	11,082	10.2%
Depreciation and amortization	2,667	1,846	821	44.5%
Impairments and abandonments	91	11,554	(11,463)	NM
Lease abandonment costs	411	73	338	NM
Total operating expenses	123,398	122,620	778	0.6%
Income from operations	51,884	54,484	(2,600)	(4.8)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	2,331	1,688	643	NM
Interest expense, net	(5,204)	(4,290)	(914)	21.3%
Other	(318)	2,482	(2,800)	NM
Income before income tax expense and equity in gains (losses) of unconsolidated entities	48,693	54,364	(5,671)	(10.4)%
Income tax expense	(11,263)	(1,068)	(10,195)	954.6%
Equity in gains (losses) of unconsolidated entities	154	(1,716)	1,870	NM
Net income	$37,584	$51,580	$(13,996)	(27.1)%

Revenue

Our revenue decreased $107.5 million, or 8.9%, to $1.1 billion for the Current Period compared to $1.2 billion for the Prior Period. This decrease was composed of a $98.8 million decrease in Water Services revenue and a $53.6 million decrease in Chemical Technologies revenue partially offset by a $45.0 million increase in Water Infrastructure revenue. The net $107.5 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. For the Current Period, our Water Services, Water Infrastructure and Chemical Technologies constituted 62.8%, 19.4% and 17.8% of our total revenue, respectively, compared to 65.3%, 14.0% and 20.7%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Services. Revenue decreased $98.8 million, or 12.5%, to $692.3 million for the Current Period compared to $791.1 million for the Prior Period. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Water Infrastructure. Revenue increased $45.0 million, or 26.6%, to $214.1 million for the Current Period compared to $169.1 million for the Prior Period. The increase was primarily driven by additional revenue from acquisitions completed during the Current Period and growth in our recycling business line, offsetting lower pipeline distribution volumes.

Chemical Technologies. Revenue decreased by $53.6 million, or 21.4%, to $196.6 million for the Current Period compared to $250.2 million for the Prior Period. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $105.6 million, or 10.2%, to $927.7 million for the Current Period compared to $1.0 billion for the Prior Period. The decrease was primarily composed of a $81.0 million decrease in Water Services costs, a $0.9 million decrease in Water Infrastructure costs and a $34.2 million decrease in Chemical Technologies costs primarily due to supporting the lower revenue-producing activity discussed above, partially offset by an increase of $10.5 million in depreciation, amortization and accretion.

Water Services. Costs of revenue decreased $81.0 million, or 12.9%, to $545.9 million for the Current Period compared to $626.9 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 79.2% to 78.8% primarily driven by higher gross margins in our Water Transfer and Well Testing business lines due to effective cost controls and higher water sourcing margins impacted by higher revenue, partially offset by lower fluids hauling margins due to price reductions, as well as lower poly and containment margins impacted by reduced revenue due to macro-economic conditions.

Water Infrastructure. Costs of revenue decreased $0.9 million, or 0.9%, to $102.8 million for the Current Period compared to $103.7 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 61.3% to 48.0% due primarily to an increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue favorably impacted gross margin, which was partially offset by a decline in high-margin pipeline revenue.

Chemical Technologies. Costs of revenue decreased $34.2 million, or 17.1%, to $165.8 million for the Current Period compared to $200.0 million for the Prior Period. Cost of revenue as a percentage of revenue increased from 79.9% to 84.4% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $10.5 million, or 10.2%, to $113.2 million for the Current Period compared to $102.8 million for the Prior Period primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $175.3 million for the Current Period compared to $177.1 million for the Prior Period due primarily to lower revenue and gross profit in our Water Services and Chemical Technologies segments, partially offset by higher revenue and gross profit in our Water Infrastructure segment. Gross profit decreased by $17.8 million in our Water Services segment, increased by $45.9 million in our Water Infrastructure segment and decreased by $19.5 million in our Chemical Technologies segment. Also contributing to the decrease in gross profit was a $10.5 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 15.9% and 14.6% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.1 million, or 10.2%, to $120.2 million for the Current Period compared to $109.1 million for the Prior Period. The increase was due primarily to a $7.9 million increase in incentive and equity-based compensation cost, $3.9 million in higher wages, associated payroll taxes and employer 401(k) match contributions, $2.3 million in higher legal and professional fees, $0.8 million in higher research and development costs, $0.7 million in higher contract labor and $0.6 million in severance expense partially offset by a $3.1 million decrease in bad debt expense, $1.0 million in lower transaction and rebranding costs, $0.7 million in lower vehicle lease costs and $0.3 million from a combination of other expenses.

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

Net Interest Expense

Net interest expense increased by $0.9 million, or 21.3%, to $5.2 million for the Current Period compared to $4.3 million in the Prior Period due primarily to higher average borrowing on our Sustainability-Linked Credit Facility partially offset by interest income on cash balances.

Income Tax Expense

Income tax expense increased by $10.2 million, or 954.6%, to $11.3 million for the Current Period compared to $1.1 million in the Prior Period due to a release of a portion of the valuation allowance on our deferred tax assets at the end of 2023.

Net Income

Net income decreased by $14.0 million, or 27.1%, to $37.6 million for the Current Period compared to $51.6 million for the Prior Period, driven primarily by higher selling, general and administrative expenses, including additional rebranding and transaction costs and higher income tax expense, partially offset by the trademark abandonment in the Prior Period.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$18,810	$15,314	$37,584	$51,580
Interest expense, net	1,906	765	5,204	4,290
Income tax expense	5,852	483	11,263	1,068
Depreciation, amortization and accretion	39,567	35,162	115,910	104,622
EBITDA	66,135	51,724	169,961	161,560
Non-cash compensation expenses	5,799	5,014	18,359	12,787
Non-recurring severance expenses(1)	—	—	648	—
Non-cash loss on sale of assets or subsidiaries(2)	368	583	3,548	2,832
Transaction and rebranding costs(3)	710	4,669	8,505	9,513
Lease abandonment costs	5	(12)	411	73
Impairments and abandonments	—	32	91	11,554
Equity in (gains) losses of unconsolidated entities	(507)	978	(154)	1,716
Other	240	1	786	4
Adjusted EBITDA	$72,750	$62,989	$202,155	$200,039
(1)	For the Current Period, these costs related to severance costs associated with our former CFO.
(2)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $66.1 million for the Current Quarter compared to $51.7 million for the Prior Quarter. The $14.4 million increase in EBITDA was driven primarily by a $10.4 million increase in gross profit, a $1.7 million decrease in selling, general and administrative expense and a $1.6 million increase in gains on asset sales. Adjusted EBITDA was $72.8 million for the Current Quarter compared to $63.0 million for the Prior Quarter.

EBITDA was $170.0 million for the Current Period compared to $161.6 million for the Prior Period. The $8.4 million increase in EBITDA was driven primarily by a $8.6 million increase in gross profit and an $11.5 million decrease in impairments and abandonments partially offset by a $11.1 million increase in selling, general and administrative expense. Adjusted EBITDA was $202.2 million for the Current Period compared to $200.0 million for the Prior Period.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $21.5 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of September 30, 2024 cash and cash equivalents totaled $10.9 million, and we had approximately $127.8 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of September 30, 2024, the borrowing base under the Sustainability-Linked Credit Facility was $226.8 million, we had $80.0 million in outstanding borrowings and outstanding letters of credit totaling $19.0 million. As of November 4, 2024, we had $85.0 million in outstanding borrowings, the borrowing base under the Sustainability-Linked Credit Facility was $229.1 million, the outstanding letters of credit totaled $19.0 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $125.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$167,119	$202,162	$(35,043)	(17.3)%
Net cash used in investing activities	(264,243)	(104,939)	(159,304)	(151.8)%
Net cash provided by (used in) financing activities	50,981	(79,498)	130,479	164.1%
Subtotal	(46,143)	17,725
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)	2	NM
Net (decrease) increase in cash and cash equivalents	$(46,145)	$17,721

Analysis of Cash Flow Changes between the nine months ended September 30, 2024 and 2023

Operating Activities. Net cash provided by operating activities was $167.1 million for the Current Period, compared to $202.2 million for the Prior Period. The $35.0 million decrease is comprised of a $31.9 million reduction in converting working capital to cash and a decrease of $3.1 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $264.2 million for the Current Period, compared to $104.9 million for the Prior Period. The $159.3 million increase in net cash used in investing activities was due primarily to an increase of $145.0 million spent for acquisitions net of cash received and a $15.7 million increase in purchases of property and equipment, partially offset by a $0.9 million increase in proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $51.0 million for the Current Period, compared to net cash used in financing activities of $79.5 million for the Prior Period. The $130.5 million increase in net cash provided by financing activities was due primarily to borrowings net of debt repayments increasing $96.0 million and a $42.6 million decrease in repurchases of shares of Class A common stock partially offset by $4.4 million of cash received from noncontrolling interest holders net of payments in the Prior Period and a $3.6 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Nine months ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$167,119	$202,162
Purchase of property and equipment	(118,080)	(102,401)
Proceeds received from sale of property and equipment	12,275	11,380
Free cash flow	$61,314	$111,141

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2023 Form 10-K for operating lease obligations as of December 31, 2023 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of September 30, 2024.

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

Off-Balance-Sheet Arrangements

As of September 30, 2024, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of September 30, 2024, we had $80.0 million in outstanding borrowings under our Sustainability-Linked Credit Facility. As of November 4, 2024, we had $85.0 million in outstanding borrowings and $125.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 139,275 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs(2)
July 1, 2024 to July 31, 2024	74,330	$11.09	—	$21,177,432
August 1, 2024 to August 31, 2024	26,968	$11.53	—	$21,177,432
September 1, 2024 to September 30, 2024	37,977	$11.41	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: November 6, 2024	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer