Form 10-K
period 2024-12-31
Select Water Solutions, Inc.
filed 2025-02-19
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

Registrant’s telephone number, including area code (940) 668-1818

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2024 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $1.0 billion. There were 103,066,880 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 17, 2025.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East, including increased tensions with Iran, inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by increased hostilities in the Middle East and heightened tensions with Iran;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling on federal lands and various other environmental matters;

●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Bakken, the Northern Delaware and Midland Basin portions of the Permian Basin, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), that may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	impacts related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and hostilities in the Middle East, including heightened tensions with Iran;
●	information technology failures or cyberattacks;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis

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

Risk Factor Summary

Risks Related to Our Business Operations

●	Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
●	Political instability or armed conflict in crude oil or natural gas producing regions and OPEC+ policy decisions.
●	The failure to successfully integrate acquired assets or operations on a timely basis.
●	The IRA 2022 could accelerate the transition to new energy sources and could impose new costs on our customers’ operations.
●	Our key infrastructure assets in Louisiana, North Dakota, New Mexico and Texas are immobile and thus vulnerable to risks associated with conducting business in these regions.
●	Restrictions on the ability to procure water or changes in sourcing or disposal requirements could add costs or decrease demand for some of our services.
●	Regulatory and societal efforts to reduce fossil fuel use and associated carbon emissions could reduce demand for oil and natural gas, and thereby the demand for our services, including as a result of the IRA 2022 or otherwise.
●	We may be subject to claims for personal injury and property damage.
●	We may be subject to cybersecurity risks.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.
●	A significant increase in fuel prices may adversely affect our transportation costs.
●	Our industry typically experiences a high rate of employee turnover.

Risks Related to Customers and Suppliers

●	Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs and negatively impact our financial results.

Risks Related to Compliance with Regulations

●	Legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing or water management could result in operating restrictions, delays or cancellations in our customers’ operations, reducing demand for our services.
●	Our and our customers' operations are subject to a number of regulatory risks as a result of climate change initiatives.
●	Our chemical products are subject to regulations that tend to become more onerous over time, that could result in increased costs.
●	State and federal legislation and regulatory initiatives relating to our disposal operations and seismicity could harm our business.

Risks Related to Our Capital Structure

●	If we fail to maintain and enhance an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
●	We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy.
●	Our Sustainability-Linked Credit Facility subjects us to various financial and other restrictive covenants.
●	Future sales or issuances of our equity securities may depress our share price or dilute your ownership.
●	Provisions in our governing documents and Delaware law may discourage takeover attempts.
●	Our amended and restated certificate of incorporation may limit certain corporate opportunities.
●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

Risks Related to Our Organizational Structure

●	We are a holding company and our sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”), which we are dependent upon for distributions and payments.
●	We are party to two tax receivable agreements (the “Tax Receivable Agreements”) that require payments for certain tax benefits, and such payment amounts could be significant.
●	In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits.
●	If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could experience tax inefficiencies.
●	Our ability to use certain of our current and future net operating loss carryforwards (“NOLs”) may be limited and could adversely affect our operating results and cash flows.

General Risks

●	We may not be able to finance future growth of our operations or future acquisitions.
●	The growth of our business through acquisitions may expose us to various risks.
●	We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets as well as the carrying value of goodwill.

ITEM 1.              BUSINESS

Select Water Solutions, Inc. and its consolidated subsidiaries (collectively referred to as “Select,” the “Company,” “we,” “us,” or “our”) is a leading provider of sustainable water-management solutions to the energy industry in the U.S. As a leader in the water management industry, we place the utmost importance on safe, environmentally responsible management of water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

With a diverse geographic footprint across the U.S., we operate through three primary segments: Water Infrastructure, Water Services and Chemical Technologies.

Our Water Infrastructure segment develops, builds, and operates permanent and semi-permanent infrastructure solutions to support full life cycle water management and waste treatment solutions. These solutions incorporate both new oil and gas well development and ongoing production activity, including recycling and disposal of flowback and produced water and the associated logistics. As our customers transition from appraisal to full-field development, and also transition to treated produced water to complete new wells, our fixed infrastructure networks can provide environmental benefits by reducing the demand for water disposal, water hauling by truck and fresh water demand, while at the same time enabling economies of scale that help reduce customer capital expenditures and lease operating expenses over the life of the field. These water networks can also help balance water supply across regions and customers to promote greater water reuse.

Our Water Infrastructure operations are underpinned by a growing portfolio of long-term contractual agreements, and accompanying customer commitments, that encompass the delivery of water needed for the near-term development of new oil and gas wells but also provide the long-term solutions that manage produced water over the entire production life of a well. These agreements, which commonly entail higher operating margins over a longer contractual term, underscore our commitment to our customers and our role as primary environmental steward for these operations. Our infrastructure networks facilitate for the gathering and takeaway of produced water, as well as the treatment, reuse and delivery of treated produced water. Our infrastructure assets include permanent pipeline infrastructure, semi-permanent pipeline infrastructure, fixed and mobile treatment and recycling facilities, water storage facilities, saltwater disposal wells (“SWDs”) and landfill facilities.

We are actively expanding our portfolio of water recycling facilities across multiple regions, emphasizing water recycling opportunities as a cornerstone of our operations. We recognize produced water as an invaluable, sustainable non-potable water source, naturally generated from ongoing oil and/or gas production. Through our dedicated efforts in recycling, we aim to progressively reduce the proportion of produced water being reinjected into SWDs over time, thereby diminishing the industry’s reliance on fresh water and reinforcing our commitment to responsible resource management.

Additionally, we are pursuing recycling solutions beyond traditional reuse for oil and gas operations that could enable the beneficial reuse of produced water for non-energy applications. This could enable substitution of treated produced water in general industry and agriculture, or other stewardship-oriented applications such as wildlife rehabilitation, carbon capture and sequestration, or drought mitigation, among other opportunities. Further advancements could preserve substantial fresh water sources and enable the industry to become a contributor to the water lifecycle.

Our Water Services segment provides the complex services needed to support new well completions as well as ongoing production over the life of the well, including water transfer, water sourcing, flowback and well testing, water containment, fluids hauling, water monitoring and water network automation, as well as various on-site rental equipment and accommodation offerings. Through our patented WaterONE™ automation services and our proprietary AquaView® software platform, our Water Services segment provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, improve well productivity, increase safety, reduce the risk of spills and reduce the environmental footprint of their operations.

Our Chemical Technologies segment develops, manufactures, manages logistics and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions. Our completion chemicals are sold primarily to leading integrated and independent E&P companies and pressure-pumping service companies in the U.S. to support well stimulation and completion. We also provide customized water treatment and flow assurance solutions across the completion and production lifecycle. Additionally, through our FluidMatch™ solutions, we provide comprehensive testing and analysis of our customers’ application conditions, product chemistry and key performance requirements for oil and gas well completion fluid-system design. This process may include water profiling, application and fluid assessment, treatment assessment, product selection, optimization and customization.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to significant and sustained growth in oil and natural gas production in the United States. Advances in drilling and completion technology have propelled shale oil production in the U.S. from about 500,000 barrels per day in 2010 to approximately 9 million barrels per day currently, which accounts for approximately 9% of the total global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to approximately 85 billion cubic feet per day as of December 2024, or nearly 80% of U.S. natural gas production and nearly 20% of global natural gas supply. This growth has dramatically impacted fundamental global supply and demand dynamics and has resulted in a generally balanced to over-supplied market in recent years. While demand for oil and natural gas has generally increased over the last fourteen years, demand is cyclical and subject to many factors. For example, demand in the energy industry has been impacted by global geopolitical conflicts, including the Russia-Ukraine war and hostilities in the Middle East. Demand for our services is influenced by the level of drilling and completion activity by E&P companies in the U.S., which in turn depends largely on the current and anticipated profitability of developing oil and natural gas reserves, as well as the ongoing production of existing wells.

Water is essential to the development and completion of unconventional oil and gas wells, where oil and gas producers rely on hydraulic fracturing to stimulate the production of oil and gas from subsurface rock formations with low permeability. The modern hydraulic fracturing process involves the high-pressure injection of large volumes of water and proppant, together with chemicals, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Modern hydraulic fracturing involves complex, engineered solutions to produce oil and gas from tight geological formations in a cost-effective manner.

The volume of water required to economically produce tight oil and gas reserves in the U.S. has grown in recent years and water and water-related services comprise a meaningful portion of our customers’ drilling and completion budgets. For example, in 2010, the completion of a typical horizontal well could require roughly 75,000 barrels of water, but today, current horizontal well completion designs can call for in excess of 750,000 barrels for a single well. Our customers’ current multi-well pad development plans can require in excess of five million barrels to complete all of the wells on the pad. Furthermore, in recent years and in the pursuit of further efficiencies, operators have advanced the development of “zipper fracturing,” “simul-fracturing” and “trimul-fracturing” operations. Zipper fracturing results in two wells being stimulated on the same pad at the same time. This significantly reduces the amount of time needed to complete operations on a single pad. With simul-fracturing or trimul-fracturing operations, operators can even further eliminate idle time on the remaining wells on a single pad by making forward progress across all the wells on a pad. For example, on a four-well pad, with simul-fracturing operations, the operator can pump down two wells, while perforating the other two, allowing it to complete more lateral footage in the same amount of time compared to standard zipper-fracturing operations where two of the wells would remain idle during the stimulation phase of the first two wells. While this does not increase the overall water consumption on a per-site basis, this does significantly increase the volumetric flow rates required to the wellsite at any given time and the sophistication of the logistics required for delivery, while concurrently decreasing the overall number of days spent on a single location. Significant mechanical, logistical, environmental and safety issues related to the sourcing, transfer, storage and treatment of such large volumes of water and the rate of delivery have increased both the total cost of water and related services and the complexity and importance of the services required. This trend has shifted many of our customers’ operational focus away from legacy small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally responsible water-management solutions for the full extent of the water lifecycle.

Delivering these comprehensive and environmentally responsible water management solutions requires significant logistical expertise to overcome the challenges of gathering, treating, blending, and delivering significant volumes of produced water or treated produced water. These logistical challenges are typically met through a combination of temporary and permanent solutions utilizing pipe and hose infrastructure to deliver water across the broad geographic areas in which we operate. These logistical solutions significantly reduce the cost and environmental footprint compared to legacy solutions such as tank truck and frac tank operations. For a single representative multi-well pad that requires five million barrels of water, we can utilize our pipe and hose infrastructure solutions and eliminate the approximate equivalent of 38,500 tank truck loads from the roads. This significantly reduces the capital and operating expenditure costs for our customers while dramatically improving the safety of our operations. Importantly, these solutions also reduce the environmental impact and carbon footprint of our customers’ operations by limiting spills and diesel exhaust emissions, as well as reducing the social impact of heavy vehicle traffic in the communities in which we operate.

We also develop and source water treatment and completion chemicals that are a critical part of the U.S. energy industry. Water treatment chemicals enable a barrel of water to be used in ongoing operations while completion chemicals are blended with water to improve the transport and placement of proppant in targeted zones within the producing geological formations. The induced fractures near the wellbore allow hydrocarbons to flow into the wellbore for extraction. Our team of chemists and research and development personnel work directly with our customers to support the optimization of water quality and their fracturing fluid systems through our FluidMatch™ solutions. Through laboratory and application experience, we apply our expertise in chemistry to develop, manufacture and supply a wide range of specialized and customizable products to our customers for their well completion fluid systems.

Up to fifty percent of the water pumped into the well during the hydraulic fracturing process returns as “flowback” water during the first several weeks following the well completion process, and a large percentage of the remainder, plus naturally occurring water in the producing formation, is recovered as produced water over the life of the well. The total volumes of flowback and produced water are significantly greater than the volumes used for new well completions. By some estimates, the U.S. oil and gas industry today produces over 24 billion barrels of water per year and this volume is likely to grow, relative to the demand for volumes for new well completions of approximately six billion barrels per year. This flowback and produced water must be captured, contained and then either treated and recycled for reuse in subsequent fracturing jobs or disposed of in an environmentally-responsible manner. We provide services that support the operator’s management of flowback and produced water for either reuse or disposal. Additionally, our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

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

Mergers and Acquisitions - 2024 Year-in-Review

During 2024, we executed a number of strategic business combinations and asset acquisitions, totaling approximately $163 million in the aggregate. These transactions included the acquisition of Tri-State Water Logistics, LLC and certain of its affiliates (the “Tri-State Acquisition”) for approximately $58.3 million, which strengthened our fluids and solids treatment and disposal assets and operations in the Haynesville region; the acquisition of Trinity Acquisition Holdings, LLC (d/b/a Trinity Environmental Services) and related entities (the “Trinity Acquisition”) for approximately $30.8 million, which added strategic saltwater disposal wells and pipelines in the Permian Basin; the acquisition of certain disposal assets, operations and disposal and recycling permits in the Rockies region (the “Rockies Infrastructure Acquisition”) for approximately $18.1 million which strengthened our water disposal assets in the region; the acquisition of equity interests from certain subsidiaries of Buckhorn Waste Services, LLC and Buckhorn Disposal, LLC (the “Buckhorn Acquisition”) for approximately $18.8 million, adding to our solids waste management capabilities in the Bakken; the acquisition of substantially all of the assets and operations of Iron Mountain Energy, LLC (the “Iron Mountain Acquisition”) for approximately $14.0 million, expanding our fluids and solids treatment and disposal operations in the Haynesville region; the acquisition of equity interests of certain subsidiaries of Bobcat SWIW Holdings, LLC for approximately $8.1 million (the “Bobcat Acquisition”), strengthening our Marcellus/Utica disposal operations; and the acquisition of certain assets and related liabilities in the Permian Basin and Northeast Ohio for approximately $14.6 million (the “2024 Asset Acquisitions”), enhancing our current and future water infrastructure capabilities. These business combinations and asset acquisitions further expand our focus on investing in water infrastructure projects.

Industry Observations & Looking Ahead

The oil and gas industry in 2024 continued to navigate a complex landscape shaped by global economic factors, geopolitical tensions, and evolving energy policies. Despite volatility, oil prices have remained relatively stable year-over-year, with WTI crude oil remaining flat at around $77 per barrel. However, natural gas prices hit a historic lower price, averaging near $2 per MMBtu. Despite a decrease in natural gas prices, this price environment has supported steady drilling and completion activities in most basins in which we have strategically positioned our operations.

The industry's focus on capital discipline and operational efficiency has intensified, driving demand for integrated water management solutions that optimize costs and enhance environmental performance. This trend aligns well with our strategy of providing comprehensive water infrastructure and chemical solutions. As operators prioritize free cash flow generation and responsible development practices, our services become increasingly vital to their operations.

Looking ahead to 2025, we anticipate a continued emphasis from our customers on sustainable production growth, with operators balancing output increases against market demand and environmental considerations. While we expect regulatory tailwinds to be supportive of increased drilling and completion activities, the ongoing energy transition is likely to accelerate water management challenges, as produced water volumes increase with well maturity and other growing industrial demand increases stress on overall water resources. This scenario presents significant opportunities for our water recycling and disposal capabilities, particularly in regions facing water scarcity or stringent regulatory environments.

Energy demand projections remain resilient, supporting a cautiously optimistic outlook for oil and gas activity levels. However, potential headwinds include inflationary pressures, supply chain constraints and international economic concerns. We continue to monitor the evolving regulatory landscapes, especially concerning emissions and water management. Our diversified service offerings and strategic infrastructure investments, including recent acquisitions and new recycling and pipeline projects, position us well to adapt to these challenges and capitalize on emerging opportunities in this dynamic market environment.

Recent market conditions, including the war between Russia-Ukraine, hostilities in the Middle East, the U.S. presidential election and elevated interest rates and levels of inflation, have created volatility in the markets in which we and our customers operate. During 2024, the West Texas Intermediate spot price for oil ranged from a low of $66.73 per barrel in September to a high of $87.69 per barrel in April, and the Henry Hub spot price for natural gas ranged from a low of $1.21 per MMBtu in November to a high of $13.20 per MMBtu in January.

Sustainability

We are committed to a corporate strategy that supports the long-term viability of our business model in a manner that focuses on all stakeholders, including our people, our customers, the environment, and the communities in which we operate. We believe this focus will help us and our customers achieve their short-term and long-term strategic goals, help us attract and retain top talent, and further our efforts to generate superior investor returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the energy industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our commitment to these principles is exemplified through our sustainability-linked credit facility, which incorporates certain key performance indicator targets related to growing produced water recycling volumes and maintaining market-leading employee safety performance. Additionally, as a customer-oriented company, we compete with other providers based on various factors, including safety and operational performance, technological innovation, process efficiencies and reputational awareness. We have identified the following four priorities as part of our comprehensive corporate responsibility initiative: Environmental Consciousness, Health and Safety, Human Capital Management and Community Outreach. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value to our stakeholders.

Environmental Consciousness

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible, and economic solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry, other industries, and the general public are competing for this resource. We continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water as well as that of our customers. By implementing our innovative approach to end-to-end water solutions, we have become a leader in recycling produced water to be reused for energy production. See Part I, Item 1. “Business – Competitive Strengths” and “—Description of Business Segments” for more discussion on our operating capabilities and expertise around advancing sustainable water and chemical solutions.

Safety & Well-being

Safety Culture: We maintain a culture of safety, committed to the protection of the health and the safety of our employees, as well as preserving the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards and performance. We have a comprehensive approach to formulating and managing training requirements for all of our operational employees. This includes mandatory participation in monthly, quarterly, and annual environmental, health and safety meetings, a combination of live in-person training and computer-based training tailored to specific job-duties and operational activities, and comprehensive safety reference material. We also empower operational personnel with stop-work authority (“SWA”) as a tool to advance our safety culture. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions.

Safety Recognition Program (SRP): The investment and creation of our SRP in 2016 has had a profound impact on our organization. By acknowledging and rewarding employees for their commitment to safety, we have witnessed a significant improvement in overall workplace safety culture. Employees are more vigilant, proactive, and engaged in promoting a safe working environment. Incidents and accidents have seen a noticeable decline, reflecting the program's success in fostering a collective sense of responsibility for safety. Additionally, the positive reinforcement from the recognition program has boosted employee morale and teamwork, creating a ripple effect that extends beyond safety practices, contributing to a healthier and more productive workplace overall.

Human Capital Management

Attracting, retaining, and developing the talent needed to address current and future business needs is a key component of our human capital strategy. We invest in our workforce by offering competitive wages and benefits, continually working to create a strong company culture, and engaging our talent. We have an industry-leading safety program that makes our Company an attractive place to work. As of December 31, 2024, we had more than 3,700 employees. Our human capital measures and objectives focus on several areas including, but not limited to, culture, safety and well-being, employee retention, human rights and social responsibility, and operational execution.

Culture: Culture is an integral part of our operations because of its profound impact on recruitment, job satisfaction, work performance and morale and begins with our mission and core values. We are all connected by WATER: our values – Working Safe, Accountability, Teamwork, Excellence, Respect. These are the foundation for how we strive to accomplish our mission to deliver operational excellence and develop sustainable water and chemistry solutions every day. Our employees put our core values into action daily to improve operational excellence, safety, and the customer experience. To help build a strong company culture, we developed an employee recognition program to acknowledge and celebrate employees who live our values through their work and interactions. At Select, we know that many drops of excellence can create a wave of impact. Drop of Excellence is our highest recognition award for our employees, and the recipients of such recognition represent the best of the best across the Company. Drop of Excellence nominations are submitted by executive leadership and recognize individuals that have made significant contributions to our success and serving our customers. Our strong company culture includes commitments to all stakeholders, and we aim to create a work environment that fosters a diverse and inclusive company culture. Additionally, we prioritize safety in our operations through rigorous training, structured protocols and ongoing automation of our operations. Our prioritization of safety includes a commitment to safeguarding the communities in which we operate. See Part I, Item 1. “Business—Human Capital” and Part I, Item 1. “Business—Environmental and Occupational Safety and Health Matters” for more discussion on our efforts on safety, training, employee culture and other stakeholder engagement.

Management Alignment: We believe that proper alignment of our management and our board of directors with our shareholders is critical to creating long-term value, including the alignment of management compensation and incentive structures and the continued leadership of an experienced, diverse and independent board of directors. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” and Part III, Item 11 “Executive Compensation” for additional discussion on our governance and compensation structures.

Benefits: To support the ongoing health and well-being of our employees, we offer a competitive benefits package for regular, full-time employees, such as medical, dental and vision, life and accident insurance, and an employee assistance program to support employees and their families’ mental well-being through life’s changing circumstances. We’re also proud to offer the Select Family Fund as a resource to employees. Established in 2020, the Family Fund assists employees in crisis situations. The program is funded by employee donations via payroll deductions with an annual company match.

Employee Retention: From organizational announcements to quarterly leadership updates and employee initiatives, a strong cadence of communication helps our employees to be successful and informed in their roles and to be equipped to lead their teams through change. Communications and change management will continue to play a key role for how employees and leaders are developed for their role. Employee development is encouraged through regular, constructive dialogue, including semi-annual one-on-one conversations about well-being, performance, and growth, facilitated by a formal feedback program. This approach ensures our core values are integrated into daily operations, fostering a culture of continuous improvement and alignment with our strategic goals. Our approach to employee development encourages managers and supervisors to engage in constructive dialogue with their direct reports, focusing on performance, continuous improvement, and growth opportunities. Through these initiatives, we aim to maintain a culture of development, operational excellence, and commitment to our employees’ well-being and professional growth.

Succession Planning: We also recognize the importance of intentional development through succession planning, and the long-term benefit of improved engagement. We maintain an online employee job portal that allows employees to apply for open positions quickly and easily within the Company, whether it be a change of location, a promotion, or a new position in a different service line. In some service lines where career progression can be easily mapped, job progression is outlined allowing an employee to visualize the path necessary to achieve job competency, mastery, and promotion. We offer trainings from senior leadership to our field operations to support the roll out of new initiatives and skills required for growth.

Human Rights & Social Responsibility: We recognize the many benefits of having a diverse workforce and are committed to conducting business in a manner that respects all human rights. We are committed to promoting and encouraging respect for people and fundamental freedoms for all without distinctions of any kind, such as race, color, sex, language, religion, or political or other opinions. We demonstrate this commitment in our employment practices, through our Code of Conduct, our Equal Employment Opportunity Employer Policy, and our Anti-Harassment Policy, as well as through our policies on safety and security for our employees. We provide several ways for individuals to raise concerns anonymously via our Ethics Reporting System or Environmental Health & Safety Hotline.

Community Outreach

Being a Good Neighbor: As a company operating in various communities throughout the United States, we value the hospitality of the local communities we call home. We are dedicated to being an exemplary neighbor by adhering to strict environmental standards, promoting workplace safety, and contributing to the communities where we operate. We collaborate with numerous non-profit organizations and industry groups centered on environmental and social causes. By dedicating our time and resources, we actively contribute to the development of strong communities and create an improved environment for our employees, customers, and communities at large. In today’s world, where the demands for high-performance solutions are more crucial than ever, we recognize the importance of meeting these demands while actively embracing environmentally responsible practices within the communities we serve. We steadfastly maintain our commitment to delivering solutions that align with these principles.

Proactive Engagement: We also believe in taking a proactive role to create dialogue with landowners, communities, operators, local agencies, and state agencies in areas where oil and gas activities occur. We view each of these constituents as a partner to our Company and have identified the following areas of focus as we foster these partnerships: minimize our footprint; drive top-level performance while holding our team to a higher standard; strengthen our partnerships with landowners and customers in the areas in which we operate; minimize downtime and disruption; and cultivate long-term relationships with landowners and our customers to expedite resolution of issues in an efficient manner.

Operational Execution: It is critical that all of our employees that serve our customers are qualified and trained for their roles, understand our policies and work procedures, and receive the work direction necessary to operate safely. Site managers create daily, weekly and monthly plans to coordinate tasks and personnel. Our employees use standard operating procedures and best practices to standardize effective and consistent execution. Our experienced employees often operate in a mentor capacity to provide guidance and instruction to less experienced employees and use videos to train and develop our operational personnel.

Description of Business Segments

We offer our services through the following three reportable segments: (i) Water Infrastructure, (ii) Water Services and (iii) Chemical Technologies.

Water Infrastructure Segment

Our Water Infrastructure segment provides recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, semi-permanent pipeline infrastructure, water recycling facilities, earthen pits, water sources and SWDs.

Water Infrastructure Service Lines

Our Water Infrastructure segment is divided into the following service lines:

●	Water Recycling & Reuse. We are one of the largest providers of water treatment and recycling to the energy industry, offering tailored solutions to meet specific customer water quality and delivery needs. Our Water Recycling & Reuse business utilizes both standard and proprietary processes and technology, including mechanical and chemical technologies, to provide high-quality, large volume throughput and cost-optimized recycling and reuse solutions for our E&P customers. These solutions are primarily designed for recycling and reusing flowback and produced water from existing operations to meet customer’s well completion water needs. By providing high-quality completion water volumes, we reduce the need for freshwater sourcing and disposal into SWDs. Our recycling operations consist of temporary, semi-permanent and permanent infrastructure, including above-ground and in-ground containment, along with treatment processing assets and facilities capable of recycling large volumes of produced water for reuse in hydraulic fracturing.

Since 2022, we have invested substantially in developing produced water recycling infrastructure, commencing operations in both the Delaware and Midland Basin portions of the Permian Basin and DJ Basin portion of the Rockies Region. Our combined mobile and fixed recycling operations now include a consolidated daily throughput capacity of approximately 3.2 million barrels per day of active produced water recycling capacity and 21 million barrels of produced water storage. Our recycling process involves treating water by removing contaminants, sediments, and chemicals from water used during drilling and completions, enabling its reuse in further completion operations.  This approach significantly reduces freshwater consumption and minimizes wastewater disposal, supporting environmental sustainability in oil and gas operations.

In 2024, we experienced organic growth in our recycling operations due to several factors, including the commercial success of our business development team in securing long-term projects and increased activity levels from existing asset bases. We expanded our recycling system infrastructure, particularly in the Permian Basin. We anticipate further growth ahead with planned expansions and new recycling infrastructure, especially in the Permian Basin. These developments, along with new long-term contracts, are supporting our continued organic growth and enhancing our capacity to provide sustainable water management solutions to the energy industry.

●	Pipelines & Logistics. We have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography or to collect and redistribute produced water into our recycling and disposal facilities. In many instances, we also provide the associated storage and logistics needed to deliver the water directly to our customers’ wellsites. We have developed or acquired pipeline systems in the Permian Basin, including the Northern Delaware Basin of New Mexico and the Midland Basin in Texas, the Bakken Shale in North Dakota, the Haynesville Shale in Louisiana and the DJ Basin in Colorado within the Rockies region. These pipeline networks encompass more than 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps throughout the Permian Basin, more than 90 miles of gathering and distribution pipelines in the Bakken Shale, a 60-mile dual lined buried gathering and distribution pipeline system in the Haynesville Shale and other long-term contracted gathering pipeline and distribution systems in the MidCon and Rockies regions. These pipelines utilize a combination of industrial, surface and produced water sources and include a number of long-term contracts, including take-or-pay agreements, minimum volume commitments and acreage dedications supporting the operations.
●	Fluid Disposal. In 2024, we continued to add to our SWD infrastructure with multiple strategic acquisitions. The Trinity Acquisition added saltwater disposal wells and pipelines in the Permian Basin, bolstering our presence in this key region. We also added a strategic SWD well in the Permian Basin through an asset acquisition in Eddy County, New Mexico. The Bobcat Acquisition enhanced our disposal operations in the Marcellus/Utica region. The Iron Mountain Acquisition and Tri-State Acquisition strengthened our fluids and solids treatment and disposal assets in the Haynesville region. Further, the Rockies Infrastructure Acquisition improved water disposal operations in that region. Altogether, these acquisitions significantly increased the number of active SWDs under our ownership and operation. Presently, we manage an extensive portfolio of active SWDs spanning across the Permian, MidCon, Bakken, South Texas, Rockies, Marcellus/Utica, and Haynesville regions, establishing a leading presence in key unconventional basins. We also have substantial additional permitted, undeveloped disposal capacity and permits currently in process that provide growth opportunities in strategic areas. In aggregate, we command a daily permitted disposal capacity of more than 2.2 million barrels per day across our operational footprint. Our disposal services cater to both flowback water generated during and shortly following well completion operations and naturally-occurring produced water extracted during the oil and natural gas production process over the life of a well. These volumes are transported to our SWDs through networks of owned and third-party gathering pipelines, as well as a fleet of owned and third-party fluid hauling trucks, ensuring the efficient logistical management of this critical aspect of our operations.
●	Solids Management. Select operates four landfill and solids treatment facilities strategically positioned to support our customers' waste management needs in the Bakken and Northeast regions. These include a 50-acre special waste landfill in North Dakota, acquired through the Nuverra acquisition, with more than five million cubic yards of permitted capacity. The facility primarily handles solid waste from the E&P industry. Two additional landfill facilities, acquired through the Buckhorn acquisition, are located in Montana and North Dakota. The Montana facility spans 400 acres and is permitted to manage over 25,000 tons of waste annually, including technologically enhanced naturally occurring radioactive materials (“TENORM”) and other non-hazardous industrial byproducts. The North Dakota facility encompasses 565 acres and is permitted to manage up to 360,000 tons of waste annually, further enhancing waste management capabilities in the Bakken region. Select also operates a solids treatment facility in Ohio within the Marcellus/Utica basin. This facility treats up to 3,000 barrels per day of liquids-equivalent contaminated and residual solids, offers tank cleanout and lab services, and connects via pipeline to a Select wastewater disposal facility.

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

We install layflat hose as part of a flexible water transfer solution that can be customized to fit a specific project. Our layflat hose allows for quick, cost-effective deployment and removal of transfer assets with limited environmental disturbance and can be quickly redeployed for new projects, including projects in different geographic regions. Layflat hose has a significantly lower risk of spills than most other types of temporary jointed pipe as a result of the strength and durability of the hose as well as the secure nature of any coupling joints used to connect multiple sections of hose. Our layflat hose consists primarily of 12-inch diameter segments, powered by mobile pumps. Historically, this equipment has been powered by diesel; however, we are actively developing and deploying electric pumping units, which should decrease emissions and further reduce the environmental impact of our operations. Depending on the requirements of a project, layflat hose may run from a water source directly to a containment area, such as an above-ground pit or storage tank, or to a wellsite. Water can also be transferred from one containment area to another as part of managing a larger supply network. Our customers generally prefer layflat hose to alternative temporary piping options due to the cost-effectiveness, limited environmental impact, customizability and reduced risk of spills.

o	Water Network Automation. Our proprietary and industry-leading automation technologies provide integrated water transfer solutions with automated pump operation, automated valve control, automated blending and proportioning capabilities, automated manifolds, level monitoring and data collection with analytics. We are able to provide our customers with increased visibility into their water inventories and usage, improving their efficiency and decreasing their costs. Our technology also provides us with the unique ability to detect potential issues and prevent them from occurring, as well as to reduce manpower and equipment on certain jobs, in turn mitigating safety and environmental risks while reducing overall fuel emissions.

●	Water Containment. We provide a diverse set of primary and secondary containment solutions for the temporary storage and containment of water and fluids. We believe we are the largest provider of high-capacity aboveground water storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 82,000 barrels (or 189,000 to 3.4 million gallons) per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a high-volume, low-cost containment alternative to traditional mobile storage tanks, which typically hold 500 barrels (or 21,000 gallons). ASTs can also be set up as part of our Water Treatment & Recycling service offerings, which can be bundled with our Water Sourcing and Water

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

●	Fluids Hauling. We currently operate over 800 tractor trailers and body load trucks and believe we are one of the largest providers of fluids hauling to the oil and gas industry. Our Fluids Hauling group provides transportation for water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and kill trucks, hot oilers, and hydrovacs, along with other related assets, such as mobile storage tanks. Our operations span the Permian, MidCon, Bakken, Eagle Ford, Marcellus/Utica, Haynesville, and Rockies regions.

●	Flowback and Well Testing. Our flowback and well testing services, covering a dynamic range of temperature, pressure, volume and H2S concentrations, adds value for our customers by providing well productivity data associated with our services, including fracturing support, fracturing plug drill out, flaring operations, ventless flowback operations, sand management and production testing. Our specialized well testing equipment is outfitted with advanced metering and telemetry, bringing remote visibility to our customers. Services are provided by highly-trained personnel that specialize in delivering performance optimization, or our high demand equipment is available for rental without personnel. We believe we are one of the largest flowback and well testing providers both in service and rental equipment inventory to the U.S. land industry. Additionally, certain of our services utilize specialized, closed-loop vapor tanks that prevent the release of methane and vapors to the atmosphere during drill out and flowback operations.

Some of our operations are governed by the Environmental Protection Agency’s (“EPA”) emissions regulations. For example, we offer green completions through our mobile production facilities, which is a collaborative process that attempts to safely contain and combust flare gas, reducing emissions at the wellsite. This provides our customers with enhanced emissions reduction solutions to help meet their sustainability targets and initiatives without the need for an external power supply, further reducing the environmental impact.

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

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Sourcing	✓	✓	✓	✓	—	✓	✓
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Fluids Hauling	✓	✓	✓	✓	✓	✓	✓
Flowback and Well Testing	✓	✓	—	—	✓	—	✓
Accommodations and Rentals	✓	✓	✓	✓	✓	—	✓

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

location for our customers with fully automated processes from raw materials to finished goods. We are among the largest manufacturers of friction reducers to the energy industry, producing anionic, cationic and viscosifying friction reducers. Our manufacturing is supported by in-house logistics and comprehensive lab services.
●	Completion Chemicals. Our Completion Chemicals service line provides technical solutions, products and expertise related to chemical applications in the energy industry. We develop solutions, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing, pipelines and well completions for customers ranging from major integrated and independent oil and gas producers to pressure pumpers. This service line also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions. Through our Completion Chemicals service line, we develop and provide a full suite of chemicals utilized in hydraulic fracturing, stimulation and cementing, including polymers that create viscosity, crosslinkers, friction reducers, surfactants, buffers, breakers and other chemical technologies. We source our products through our own manufacturing operations as well as through third-party producers and distributors. We provide 24/7/365 time-critical logistical support to our customers and our warehousing and service includes inventory management with computerized tracking and monthly reporting. We use automated communications systems combined with direct-to-wellsite delivery to ensure seamless product availability for our customers. With our expertise in fracturing chemistry, we can develop customized products to meet customers’ frac-fluid system requirements.
●	Water Treatment. Through our Water Treatment service line, we provide advanced water treatment solutions throughout the well lifecycle, as well as specialized stimulation flow assurance and integrity management, and post-treatment monitoring services in the U.S. land market. Our specialty chemicals are used in applications such as water conditioning, water recycling, on-the-fly treatment and water reuse and mining. Our chemical experts provide pre-treatment water sampling, analysis and testing to determine a water’s chemistry, then design the most effective fracturing fluid system. The team delivers customized programs using proven chemical technologies and mobile equipment to treat almost any oilfield water for reuse. Following our treatment applications, fluid samples are analyzed again to ensure the treatment is optimized to reduce overall chemical investment. Water Treatment provides disinfection solutions to neutralize microorganisms, hydrogen sulfide (H2S), iron sulfide, phenols, mercaptans, and polymers in the surface water. Our Water Treatment team works closely with our Completion Chemicals service line as well as our water monitoring, reuse and recycling teams within our Water Services and Water Infrastructure segments to advise our customers on the best economic and operational solutions to manage their water quality and chemical solutions needs.

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

Segment Synergies

The expansion of our Water Infrastructure segment directly enhances the revenue-generating potential of our Water Services segment by creating synergies between physical assets and service operations. New pipeline and recycling systems trigger increased demand for Water Transfer work, as customers rely on comprehensive solutions to efficiently move water to and from operational sites. Similarly, additional disposal facilities lead to greater opportunities for Fluids Hauling, leveraging preferred access and cost efficiencies associated with handling higher volumes. By integrating advanced infrastructure with flexible service capabilities, the Company maximizes value for clients, drives operational efficiency, and unlocks new opportunities for long-term contracts and increased market share. Our recycling operations use emulsion polymers manufactured by our Chemical Technologies segment for water treatment. The emulsion polymers help separate the solids from the liquids in the water.

Significant Customers

There were no customers that accounted for 10% or more of our consolidated revenues for the year ended December 31, 2024.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over waters of the U.S., including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Most recently, following legal action on a January 2023 final rule, the U.S. Supreme Court’s decision in Sackett v. EPA, and the enactment of a subsequent September 2023 rule, the implementation of the definition “waters of the United States” (“WOTUS”) is split based on jurisdiction, with the new rule enjoined in 27 states and being implemented in the remaining 23. Additionally, the Trump Administration may seek to take additional action with respect to these regulations, though the substance and timing of such action cannot be predicted. To the extent that any new final rule or rules issued by the EPA and Corps expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could increase compliance expenditures or mitigation costs, contribute to delays, restrictions, or cessation of the development of projects, and also reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Furthermore, in response to seismic events in the past several years near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells in certain areas prone to increased seismic activity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. As a result of these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. The Texas Railroad Commission adopted similar rules in Texas. States such as Texas and Oklahoma have, from time to time, suspended hydraulic fracturing or injection disposal operations or called for reduced volumes in response to seismic activity, including most recently in December 2023 in Texas, and similar actions may be taken by these states or others in the future.

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

In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. In April 2024, the Bureau of Land Management (“BLM”) finalized a rule that limits flaring from well sites on federal lands, as well as require operators to submit a methane waste minimization plan or a self-certification statement committing the operator to capturing 100% of the gas produced from a well, and to pay royalties on lost gas as a part of the permit application process. The rule is currently subject to litigation and its implementation has been halted in North Dakota, Texas, Utah, Montana, and Wyoming, and it is uncertain what actions the Trump Administration may take with respect to this rule, if any. Additionally, the BLM finalized a rule to update the fiscal terms of federal oil and gas leases according to provisions in the IRA 2022, increasing fees, rents, royalties, and bonding requirements.

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

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. Over the next several years, we or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for

ground-level ozone more stringent. Since that time, the EPA has issued attainment/nonattainment designations with respect to ground-level ozone and in December 2020, the EPA under the Trump Administration published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. The EPA’s review of this standard is ongoing. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. Federal regulatory initiatives have focused on, among other things, establishing construction and operating permit reviews for GHG emissions from certain large stationary sources, requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and reducing methane emissions from oil and gas production and natural gas processing and transmission operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. However, on his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s climate-related initiatives. Although we cannot predict what additional actions the Trump Administration may take with respect to these matters, in recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In December 2023, the EPA finalized a rule that established more stringent Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (“VOC”) emissions in the crude oil and natural gas source category. Under the final rule, states will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions.

In August 2022, the IRA 2022 was signed into law. This law, among other provisions, amends the CAA to establish the first federal fee on methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, increased to $1,200 in 2025, and is set at $1,500 for 2026 and subsequent years. Calculation of the methane fee is based on certain thresholds established in the IRA 2022. The IRA 2022 additionally appropriates significant federal funding for renewable energy initiatives. The methane emissions fee could increase our and our customers’ operating costs, and the funding and incentives established for renewable energy sources could accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations. However, we cannot predict whether, how, or when the Trump Administration might take action to revise or repeal the methane charge or the finalized EPA rules related to methane emissions. Additionally, Congress may take actions to repeal or revise the IRA 2022, including with respect to the methane charge, which timing or outcome similarly cannot be predicted.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts of oil and gas development. In January 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conservation Commission) adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions intensity targets for oil and gas operators.

At the international level, there exists a non-binding agreement, the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions; although none have been legally binding. On January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement. The United States’ participation in future United Nations climate-related conferences, the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the U.S. commitments under the Paris Agreement, any Conference of the Parties, or other international conventions cannot be predicted at this time.

Litigation risks related to climate change are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Moreover, access to capital by fossil fuel producers as well as other companies supporting the oil and gas industry may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also focused on sustainability lending practices that favor “clean” power sources such as wind and solar and some of these investors may elect not to provide funding for carbon-intensive energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments, while some of the commitments may be in flux, certain of the banks have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector, including as a result of the Federal Reserve joining the Network for Greening the Financial System, which focuses on addressing climate-related risks in the financial sector. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce demand for our services.

In addition, the SEC has finalized a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions, and if the registrant has set them, climate-related targets and goals. The rule’s implementation is currently paused pending litigation, and the SEC is expected to repeal or further modify the rule; however, the timeline for any repeal, if at all, is subject to uncertainty and may face additional legal challenges. Some states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. Enhanced climate-related disclosure requirements could increase our operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Separately, the SEC has from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures were misleading or deficient.

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

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. For example, recent listings of the dunes sagebrush lizard and lesser prairie chicken as threatened or endangered may impact our or our customers’ operations. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Chemical Safety. We are subject to a wide array of laws and regulations governing chemicals, including the regulation of chemical substances and inventories, such as TSCA in the U.S. These laws and regulations change frequently and have the potential to limit or ban altogether the types of chemicals we may use in our products, as well as result in increased costs related to testing, storing, and transporting our products prior to providing them to our customers. For example, the TSCA requires all chemicals in commerce to undergo a safety review and also requires safety findings before a new chemical can enter the market. Any new restrictions on the development of new products, increases in regulation, or disclosure of confidential, competitive information could have an adverse effect on our operations and our cost of doing business.

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

We enter into master service agreements (“MSAs”) with most of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our Water Services, Water Infrastructure, Chemical Technologies product sales, accommodations and rentals and completion and construction services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling of the equipment of others. However, our customers generally assume responsibility for all other pollution or contamination that may occur during operations, including that which may generally result from seepage or any other uncontrolled flow of drilling fluids. The assumed responsibilities include the control, removal and cleanup of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from the personal injury or death of the customers’ employees or those of the customers’ other contractors, in the case of our hydraulic fracturing operations, to the extent that such employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees or employees of any of our subcontractors, unless resulting from the gross negligence or willful misconduct of our customer. The same principles apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited in an instance of gross negligence or willful misconduct. Losses arising from catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

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

Demand for our services is directly affected by capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Capital spending is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Such demand may be impacted by a variety of factors, including global geopolitical instability, accelerated substitution of renewable forms of energy for oil and gas and actions of OPEC+. During the year ended December 31, 2024, the average West Texas Intermediate (“WTI”) spot price was $76.63, versus an average price of $77.58 for the year ended December 31, 2023.

Volatility in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. While customer budgets for U.S. onshore development during 2024 were relatively flat on a year over year basis, and are expected to remain relatively so during 2025, factors outside of our control can alter these budgets, or lead customers to underspend their budgets. Even in an environment of strong oil and gas prices, fewer oil and gas well completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results and may continue to do so into the future. Sustained market uncertainty could also result in lower demand for our services, which could adversely affect our liquidity, results of operations and financial condition. While we believe that the new presidential administration will provide regulatory tailwinds for our industry, industry conditions are influenced by numerous factors over which we have no control, including, but not limited to those discussed in “Cautionary Statement Regarding Forward-Looking Statements.”

Political instability or armed conflict in crude oil or natural gas producing regions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas. For example, while there are currently broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the Russia-Ukraine war, an end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a decrease in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services. In addition, the instability in the Middle East has contributed to volatility in oil and gas prices, as well as disruptions to supply chains. Further escalation of conflict in the Middle East, in particular with Iran, a major oil producer, could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services. The ultimate geopolitical and macroeconomic consequences of these conflicts cannot be predicted, and such events could severely impact the world economy and may adversely affect our financial condition. Although the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

The actions of OPEC+ with respect to oil production cuts can have a significant impact on crude oil prices. On December 5, 2024, OPEC+ announced an extension of its current production cuts through 2026 and will not start implementing output increases until April 2025. Due to the above and other factors, crude oil and natural gas prices experienced increased levels of volatility during 2024, ranging from a low of $66.73 per barrel in September to a high of $87.69 per barrel in April. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

The Permian Basin of Texas and New Mexico is presently our largest operating region, accounting for approximately 48% of our revenue in both 2024 and in 2023. As a result of this concentration, we are vulnerable to risks associated with geographic concentration generally and the Permian Basin specifically. For example, we are disproportionately exposed to the impact in the Permian Basin of regional supply and demand factors, production delays or interruptions, as a result of governmental regulation or otherwise, processing or transportation capacity constraints, severe weather, market limitations, curtailment of production or interruption of the processing or transportation of produced oil and natural gas. Increased consolidation activity has occurred recently in the Permian Basin, which may lead to reductions in capital spending that could have an adverse effect on our business. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our revenue-generating operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse revenue-generating operations.

Weather events that disproportionately impact the Permian Basin will adversely affect our results of operations as compared to our competitors that operate in other basins or that have more geographically diverse operations. Similarly, a significant portion of our current business relates to water and water-related services in the New Mexico portion of the Permian Basin. However, the future availability of, and/or access to, water in New Mexico will be affected by the results of a case, Texas v. New Mexico and Colorado, which is currently stayed pending further order by a special master. To the extent that this lawsuit is adversely decided against New Mexico, the state could, among other things, be required to provide more water downstream to Texas, which could reduce the availability of, and/or access to, water to existing or new water rights holders in New Mexico, resulting in limitations on our ability to obtain or maintain access to water for certain of our customers’ operations in New Mexico. The states reached a water-sharing agreement in 2022, which has been supported by the state of New Mexico, that determines an annual delivery amount for New Mexico and allows the state to accrue debt if it cannot make the annual delivery amount. However, this agreement was opposed by the federal government, and the parties are required to return to mediation in December 2024. The risk of any adverse development could reduce our ability to obtain or maintain access to water for our customers’ operations in the vicinity of our assets in New Mexico and have a corresponding adverse effect on our financial condition, results of operations and cash flows.

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

In August 2022, IRA 2022 was signed into law and it contains hundreds of billions of dollars in incentives that a could accelerate the transition from the use of fossil fuels to alternative energy sources, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emission charge. The IRA 2022 amended the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. A rule to implement the methane fee was finalized by the EPA in February 2024. However, it is uncertain what actions, if any, the Trump Administration or Congress may take with respect to the methane fee or other provisions of the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.

Additional fuel conservation measures, alternative fuel requirements and increased consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The increased competitiveness of alternative energy sources, as such sources are developed, supported through government actions, improved and promoted, could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues. The impact of declining demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

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

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs, such as those resulting from heightened levels of inflation. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial position and results of operations.

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

We maintain property, business interruption, products liability, cybersecurity and casualty insurance policies that we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or wastewater into the environment. These conditions can cause: disruption in operations; substantial repair or remediation costs; personal injury or loss of human life; significant damage to or destruction of property, plant and equipment; environmental pollution, including groundwater contamination; impairment or suspension of operations; and substantial revenue loss.

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

Our operations and the operations of our E&P customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundment tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Moreover, additional rules and regulations on federal lands may impact our customers. For example, the BLM has finalized new rules that limit flaring from well sites on federal lands and add additional methane-related provisions to the permit application process, though these rules have been subject to legal challenge. Any delay or denial of permits faced by our customers may impact demand for our services.

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.

We are in the process of completing a multi-year implementation of a complex new enterprise resource planning system (“ERP”). The ERP implementation has required the integration of the new ERP with multiple information systems and business processes, and has been designed to continue to accurately maintain our books and records and provide timely information to our management team important to maximizing the operating efficiency of the business. Conversion from our old systems to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will mandate subtle changes to our procedures and controls over financial reporting.  If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.  Our Chemical Technologies segment went live with the new ERP in August of 2023 and Water Services and Water Infrastructure went live in February 2025.

We are subject to cybersecurity risks. A cyber incident or systems failure could occur and result in information theft, data corruption, operational disruption and/or financial loss.

Our operations are increasingly dependent on digital technologies and services to conduct certain processing activities. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers’ and suppliers’ products, services and technology. Digital technologies are subject to the risk of cybersecurity attacks. A cybersecurity incident could be caused by malicious insiders or third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other cybersecurity defenses, including hacking, fraud, trickery, or other forms of deception, as well as an unintentional event. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse impact on our business, results of operations and financial condition.

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

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, international conflicts, public health crises, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. During times when the gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing. For example, elevated interest rates may prevent our customers from being able to obtain debt financing at favorable rates, or at all, which could result in a reduction in our customers’ spending for our services. In addition, in the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, all or a portion of our contracts could be cancelled at significant expense or loss of expected revenues to us if a customer was to enter into bankruptcy.

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

Fuel is one of our significant operating expenses, and a significant increase in fuel prices could result in increased transportation costs. The price and supply of fuel is unpredictable and fluctuates based on events such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. At times we have been able to pass along increases in fuel costs to customers, though we cannot guarantee our ability to do so in the future. Although the average price of fuel declined in 2023 and 2024, fuel prices constantly fluctuate and a significant increase in fuel prices could increase the price of, and therefore reduce demand for, our services, or force us to accept lower margins, both of which could affect our results of operations and financial condition.

Our industry typically experiences a high rate of employee turnover.

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

Our disposal business and the number of SWDs we operate has significantly increased since 2021. This disposal process has been linked to increased induced seismicity events in certain areas of the country, particularly in certain counties in Oklahoma, Texas, Colorado, and New Mexico. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These and other states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, in December 2023 the Texas Railroad Commission suspended the permits of 23 deep disposal wells in a seismic response area in Culberson and Reeves Counties. Any one or more of these developments may result in our having to limit disposal well volumes, disposal rates or locations, or to cease disposal well activities, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on seismic matters.

Changes in U.S. and international trade policies, such as the imposition of tariffs, particularly involving China, may adversely impact our business and operating results.

Though a comprehensive trade agreement was signed in 2020, the U.S. government has previously imposed tariffs affecting certain goods produced in China and the Trump administration has stated an intention to impose tariffs on international goods, including those produced in China. Approximately 9% of the raw material feedstock for our chemicals we produced in 2024 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs and reduce profitability. Additionally, delays or interruptions in the supply of some chemicals for any reason could impact our ability to generate chemicals revenue. If we are forced to source chemicals currently originating in China from other countries, such compounds might be more expensive, inferior in quality, or take longer to source. If we incur higher costs that we cannot pass on to our customers or if we are unable to adequately replace the chemicals we currently source with chemicals produced elsewhere, our business could be adversely affected.

In addition, to the extent that any U.S. trade policy results in retaliatory tariffs against the U.S., such as the recently announced tariffs from China on U.S. natural gas and crude oil, such developments could have an adverse effect on our customers’ business, and reduce demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

Changes to applicable tax laws and regulations or exposure to additional tax liabilities could adversely affect our operating results and cash flows.

We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any change or modification of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the U.S. Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

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

Investor attention to ESG matters may impact our business.

While it remains an ongoing and evolving political, regulatory, social, and financial investment consideration, companies across all industries have faced increased scrutiny from regulators and stakeholders related to their ESG practices in recent years. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our products and services, reduced profits, increased governmental investigations and private litigation against us.

Moreover, many institutional investors have announced plans to transition their portfolios to net-zero greenhouse gas emissions over the next 2-3 decades as part of a commitment to combat climate change. This has resulted, and will likely continue to result, in some (and perhaps a growing number of) institutions removing from their portfolios the shares of companies that do not meet their minimum investment standards. Further, banks and other capital providers are reassessing their capital allocation to our industry or making their participation conditional. This trend towards the divestment or limitation of future investment in companies involved in the development, production, transportation and utilization of fossil fuels, may adversely affect the price of our stock and limit our access to the debt and equity markets for capital to fund our growth. While a number of financial institutions, particularly in the U.S. have recently moderated or even reversed some of these commitments, there remains an active environment for these considerations internationally.

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

Since the fourth quarter of 2022, we have paid a quarterly cash dividend on our shares of Class A common stock and SES Holdings, LLC Units (along with Class B Shares). Most recently, in January 2025, we announced a quarterly cash dividend of $0.07 per share. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our Class A common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business development opportunities (which could, for example, increase our need for capital expenditures) or new growth opportunities. All future dividend payments are subject to quarterly review and approval by our board of directors. Our board of directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. A reduction or elimination of cash dividends could negatively affect the market price of our Class A common stock.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer, recycling and other related infrastructure to execute our growth strategy. For the years ended December 31, 2024, 2023 and 2022, we spent $173.2 million, $135.9 million and $71.9 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, external borrowings, capital contributions and proceeds from the issuance of equity securities. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

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

If we are unable to remain in compliance with the covenants of our Sustainability-Linked Credit Facility, with such non-compliance resulting in an event of default, then the lenders may declare all amounts outstanding under the Sustainability-Linked Credit Facility to be immediately due and payable and exercise other rights and remedies thereunder. Any such acceleration or exercise of rights or remedies thereunder could have a material adverse effect on our financial condition and results of operations.

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

In addition, Legacy Owner Holdco, Crestview Partners II SES Investment B, LLC (collectively, the “Registration Rights Holders”), who collectively own approximately 20 million shares of our common stock, are party to a registration rights agreement that provides, among other things, for parties to that agreement to initiate or participate in an underwritten public offering of all or a portion of their shares. The Registration Rights Holders may exercise their rights under such agreement in their sole discretion, and sales pursuant to such rights may be material in amount and occur at any time. The sales of substantial amounts of our Class A common stock or the perception that these sales may occur, could cause the market price of our Class A common stock to decline and impair our ability to raise capital. We also may grant additional registration rights in connection with any future issuance of our capital stock.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC; any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) the other entities (existing and future) that participate in the energy industry and in which the SES Group owns substantial equity interests (the “Portfolio Companies”) or (iii) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group or the Portfolio Companies, including our Chairman, President and CEO, John D. Schmitz, and our Executive Vice President, Business and Regulatory Affairs, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity or fails to offer any such business opportunity to us.

As a result, any member of the SES Group or the Portfolio Companies or any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group or the Portfolio Companies may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of the SES Group or the Portfolio Companies or any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group or the Portfolio Companies, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

The term of each Tax Receivable Agreement commenced upon the completion of the Select 144A Offering and will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreements (or the Tax Receivable Agreements are terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) and we make the termination payment specified in the Tax Receivable Agreements. In addition, payments we make under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We commenced payments under the Tax Receivable Agreements in 2024. In the event that the Tax Receivable Agreements are not terminated and we have sufficient taxable income to utilize all of the tax benefits subject to the Tax Receivable Agreements, the payments due under the Tax Receivable Agreement entered into with Legacy Owner Holdco and Crestview GP continue until the benefits of the last exchange of SES Holdings LLC Units are realized or expire, and the payments due under the Tax Receivable Agreement entered into with certain Legacy Owners continue until the benefits of the exchanges are realized or expire.

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

If we elect to terminate the Tax Receivable Agreements early or they are terminated early due to our failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control, our obligations under the Tax Receivable Agreements would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreements (determined by applying a discount rate of the lesser of 6.50% per annum, compounded annually, or the 12-month term SOFR published by CME Group Benchmark Administration plus 171.513 basis points; and such payment is expected to be substantial. The discount rate used as of December 31, 2024 was 5.95%. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreements, (ii) the assumption that any SES Holdings LLC Units (other than those held by us) outstanding on the termination date are exchanged on the termination date and (iii) certain loss or credit carryovers will be utilized in the taxable year that includes the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

As a result of either an early termination or a “change of control” (as defined in the Tax Receivable Agreements, as amended), we could be required to make payments under the Tax Receivable Agreements that exceed our actual cash tax savings under the Tax Receivable Agreements. In these situations, our obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated on December 31, 2024, the estimated termination payments would have been approximately $78.1 million (calculated using a 5.95% discount rate, applied against an undiscounted liability of approximately $111.2 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2024) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreements.

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

We intend to operate such that SES Holdings does not become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly-traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradeable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of SES Holdings LLC Units for shares of our Class A common stock or cash pursuant to the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”) or other transfers of SES Holdings LLC Units could cause SES Holdings to be treated as a publicly-traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly-traded partnership, and we intend to operate such that exchanges or other transfers of SES Holdings LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of SES Holdings and Legacy Owner Holdco, and the SES Holdings LLC Agreement provides for limitations on the ability of unitholders of SES Holdings to transfer their SES Holdings LLC Units and will provide us, as managing member of SES Holdings, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of SES Holdings to exchange their SES Holdings LLC Units pursuant to the SES Holdings LLC Agreement to the extent we believe it is necessary to ensure that SES Holdings will continue to be treated as a partnership for U.S. federal income tax purposes. If SES Holdings were to become a publicly-traded partnership, significant tax inefficiencies might result for us and for SES Holdings. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreements, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of SES Holdings’ assets) were subsequently determined to have been unavailable.

Our ability to use certain of our current and future net operating loss carryforwards may be limited and could adversely affect our operating results and cash flows.

As of December 31, 2024, we had approximately $167.3 million of tax-affected U.S. federal net operating loss carryforwards (“NOLs”), $87.8 million of which we expect to expire unused beginning in 2031 due to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2024, we also had approximately $15.9 million of tax-affected state NOLs, $6.9 million of which we expect to expire unused and the remaining $9.0 million of which we expect to expire beginning in 2025, and tax-affected non-U.S. NOLs of approximately $1.4 million, which we expect to expire beginning in 2035. Utilization of these NOLs (which include historic NOLs of Rockwater Energy Solutions Inc. (“Rockwater”), Nuverra Environmental Solutions Inc. (“Nuverra”), and Buckhorn Disposal ND, Inc. (“Buckhorn”)) depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change to the extent of certain net built-in gains at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Limitations similar to those applicable under Section 382 of the Code apply for U.S. state and non-U.S. income tax purposes.

While we do not believe that the acquisitions of Rockwater, Nuverra or Buckhorn resulted in an ownership change under Section 382 of the Code with respect to us, future issuances, sales and/or exchanges of our stock (including in connection with an exercise of the Exchange Right or other transactions beyond our control), taken together with prior transactions with respect to our stock, could cause us to undergo an ownership change. As a result, we cannot assure you that we will not undergo an ownership change in the future. We believe that the acquisitions of Rockwater, Nuverra and Buckhorn resulted in ownership changes with respect to each of Rockwater, Nuverra and Buckhorn, respectively. Accordingly, as described above, some or all of our U.S. federal or state or non-U.S. NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows.

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

As a component of our business strategy, we intend to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including: unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of the acquired business, including but not limited to environmental liabilities and plug and abandonment obligations; difficulties in integrating the operations and assets of the acquired business and the acquired personnel; limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business; potential losses of key employees and customers of the acquired business; risks of entering markets in which we have limited prior experience; and increases in our expenses and working capital requirements.

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

As of December 31, 2024, our goodwill balance was $18.2 million. When applicable, we conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.           CYBERSECURITY

Processes for Assessing, Identifying, and Managing Cybersecurity Risks

Our industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services, to process and record financial and operating data and to collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees and others. We recognize the importance of assessing and managing material risks associated with cybersecurity threats. We seek to assess, identify and manage cybersecurity risks for our IT environment, leveraging the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), through the processes described below:

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

A monitoring and detection system has been implemented to help promptly identify cybersecurity incidents and recommend mitigating actions. Despite our best efforts, no security measure is entirely foolproof. In the event of a cybersecurity incident, we utilize a range of standard incident response practices to attempt to identify, analyze, contain, and recover the event with the goal of minimizing the impact and restoring normal operations.

●	Cybersecurity Training and Awareness:

We require that our employees receive periodic cybersecurity trainings including phishing campaigns and general awareness campaigns.

●	Access Controls:

Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication process has been implemented for employees accessing company information.

We engage third-party vendors, assessors, consultants, auditors, and other third party service providers in connection with the above processes. We recognize that third-party service providers introduce cybersecurity risks. We have implemented processes to oversee and identify the risks from cybersecurity threats that impact select suppliers and third-party service providers with whom we share personal identifying and confidential information. The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management processes.

Impact of Risks from Cybersecurity Threats

As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. While we have implemented cybersecurity measures, it is important to note that the threat landscape is constantly evolving, and new risks may emerge. A successful attack on our information or operational technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information or operational technology systems.

Board of Directors’ Oversight and Management’s Role

Our Board of Directors has delegated the responsibility for the oversight of risks from cybersecurity threats and our cybersecurity practices to the Audit Committee. Our Board of Directors and our Audit Committee receive regular updates on potential cybersecurity risks and mitigation strategies from the Company’s Chief Technology Officer (“CTO”).

Management is responsible for assessing and managing risks from cybersecurity threats and implementing the Company’s cybersecurity strategies. Our CTO focuses on current and emerging cybersecurity matters and is responsible for establishing and maintaining the Company’s cybersecurity-related policies and procedures. Our CTO has an Engineering degree from Rice University, a Master of Business Administration from Harvard Business School, more than 20 years' work experience, and a background in leading digital / software development organizations. Supporting our CTO is the Company’s Vice President of Corporate Platform and Infrastructure and our team of cybersecurity experts (collectively with the CTO, the “Technology Team”). Our Vice President has an undergraduate degree from The University of Houston and has served in various Information Technology and Information Security roles for over 20 years across oil and gas, consulting, and power generation sectors. This team is collectively responsible for upward reporting on an as-needed basis of emerging cybersecurity incidents to senior management and, if appropriate, the Audit Committee of the Board of Directors. To facilitate effective oversight, our Technology Team holds regular discussions with our management team, the Audit Committee and the Board of Directors around cybersecurity risks, incident trends, and the effectiveness of our cybersecurity measures.

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

The following table shows our active leased and owned properties categorized by segment as of December 31, 2024:

Classification	Water Infrastructure	Water Services	Chemical Technologies	Corporate & Other	Total

Leased	43	45	4	6	98
Owned	35	38	6	—	79
	78	83	10	6	177

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 17, 2025, there were 152 stockholders of record of our Class A common stock.

Dividend Policy

The Company’s board of directors initiated a dividend program in 2022 under which the Company intends to pay regular quarterly dividends, which commenced with the first payment of a quarterly cash dividend of $0.05 per share of Class A common stock on November 17, 2022 (along with a comparable distribution of $0.05 per unit for holders of units of SES Holdings, LLC who also hold an equal number of shares of Class B common stock). The Company paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share of Class A common stock (along with a comparable distribution of $0.06 per unit to the unitholders of SES Holdings, LLC). The Company paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share of Class A common stock (along with a comparable distribution of $0.07 per unit to the unitholders of SES Holdings, LLC). The Company most recently announced a quarterly dividend of $0.07 per share on January 23, 2025 to be paid on February 14, 2025 to holders of record as of the close of business on February 4, 2025. Our future dividend policy is within the discretion of our board of directors, and all future dividend payments are subject to quarterly review and approval by our board of directors, and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our Sustainability-Linked Credit Facility and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the Select Water Solutions, Inc. 2024 Equity Incentive Plan (as amended, the “2024 Plan”) and the Select Energy Services, Inc. Employee Stock Purchase Plan (the "ESPP”). The 2024 Plan was adopted on March 25, 2024. The ESPP was approved by our stockholders on May 4, 2018. On November 3, 2022, our board of directors approved an amendment to the ESPP, which suspended all offerings on or after December 1, 2022. Our board of directors reserves the right to recommence offerings pursuant to its discretion and the terms of the ESPP. See “Note 12—Equity-Based Compensation” for a description of our equity compensation plans.

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,030,595	$19.89	8,783,179
Equity compensation plans not approved by security holders	—	—	—
Total	1,030,595	$19.89	8,783,179

(1)	Only stock options have an exercise price.
(2)

Reflects the total number of shares of Class A common stock (i) subject to outstanding rights under the ESPP and (ii) remaining available for issuance under the 2024 Plan and the ESPP. For the avoidance of doubt, while shares of Class A common stock technically remain available for issuance under the ESPP, the Company does not currently have an offering period open with respect to the ESPP. Shares remaining available under the 2024 Plan may be issued other than with respect to options, warrants or rights.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs(2)
October 1, 2024 to October 31, 2024	2,648	$10.59	—	$21,177,432
November 1, 2024 to November 30, 2024	125,566	$12.65	—	$21,177,432
December 1, 2024 to December 31, 2024	10,471	$14.21	—	$21,177,432

(1)	The average price paid per share includes commissions.
(2)

On March 21, 2023, our board of directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. This new authorization was in addition to the $5.1 million remaining outstanding under our previous $25 million authorization, as of March 21, 2023. On November 8, 2023, our board of directors authorized a share repurchase program of up to $25 million of outstanding shares of Class A common stock. This new authorization was in addition to the $7.5 million remaining outstanding under our previous authorization, as of November 8, 2023. As of December 31, 2024, approximately $21.2 remains outstanding under our prior authorizations, in the aggregate. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements.

STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Set forth below is a line graph comparing the cumulative total stockholder return for the Company’s Class A common stock, based on the market price of the Class A common stock and assuming reinvestment of dividends, with the cumulative total stockholder return of companies with the New York Stock Exchange Market Value Index (the Company’s broad equity market index) and the Philadelphia Stock Exchange Oil Service Sector Index for the period commencing on December 31, 2019 and ending on December 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN (5-YEAR PERIOD ENDING DECEMBER 31, 2024)

Among Select Water Solutions, Inc., the NYSE Composite Index and the PHLX Oil Service Index

Dollars
$160
$140
$120
$100
$80
$60
$40
$20
$0
0/19
0/20
0/21
0/22
0/23
0/24

Select Water Solutions Inc.	$100.00	$44.18	$67.13	$100.11	$84.05	$145.37
NYSE Composite	$100.00	$104.40	$123.37	$109.14	$121.13	$137.26
PHLX Oil Service Sector	$100.00	$56.62	$67.34	$107.11	$107.14	$92.73

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

Overview

We are a leading provider of sustainable water-management solutions to the energy industry in the U.S. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

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

Recent Trends and Outlook

During 2024, Select executed six strategic business combinations totaling $148.1 million, and eight asset acquisitions totaling $14.6 million, enhancing current and future water infrastructure capabilities. The Trinity Acquisition added strategic saltwater disposal wells and pipelines in the Permian Basin. The Iron Mountain Acquisition and the Tri-State Acquisition strengthened fluids and solids treatment and disposal assets in the Haynesville region. The Buckhorn Acquisition expanded solids management services by adding landfills in North Dakota and Montana. The Bobcat Acquisition enhanced disposal operations and provided comprehensive produced water solutions in the Marcellus/Utica region. Finally, the Rockies Infrastructure Acquisition improved water disposal operations in that region. These strategic acquisitions collectively position Select for future growth and operational efficiency in the water infrastructure segment.

Select is prioritizing investments in water infrastructure projects, which often bring a more predictable and steady revenue stream through long-term contracts and production-related operations. These investments typically produce higher gross margins and also foster stronger partnerships with customers, as Select becomes an integral partner in ensuring well productivity for ongoing customer production over the life of a well. Our focus is on integrated solutions that enhance contracted infrastructure projects with logistics services and chemical solutions, and expanding the value we provide to our customers. Our approach, historically and during the year ended December 31, 2024, has been to streamline operations and offer a more comprehensive and valuable overall package to customers that is built around optimizing the entire water lifecycle as such integrated solutions drive revenue growth and enhance overall value to clients.

The armed conflict between Ukraine and Russia continued into 2024, as well as ongoing conflicts in the Middle East, including heightened tensions with Iran. As a result of the Russian invasion of the Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In the Middle East, various conflicts have resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes and supply chains, including elevated tensions with Iran, a major oil producer.

The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, has contributed to, and conflicts in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due, in part to elevated rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

In addition, since 2021, OPEC+ countries instituted production cuts (as well as voluntary production cuts), which currently cut output by 5.86 million barrels/day in the aggregate. In December 2024, OPEC+ announced an extension of such production cuts through the end of 2026. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil remained relatively flat in 2024 versus 2023, primarily due to sluggish demand and relatively high production outside of OPEC+ countries, offset by OPEC+ production cuts. During the year ended December 31, 2024, the average spot price of WTI crude oil was $76.63 versus an average price of $77.58 for the year ended December 31, 2023. While WTI price levels marginally declined during 2024 relative to 2023, these WTI price levels remain supportive of our customers’ drilling and completion programs in the major shale basins. The average Henry Hub natural gas spot price during the year ended December 31, 2024, was $2.19 versus an average of $2.53 for the year ended December 31, 2023. Henry Hub natural gas price levels in 2024 have declined relative to 2023 and have negatively impacted activity levels in the natural gas basins though prices did see a recovery in the second half of 2024 relative to the first half of the year.

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

In addition, global macroeconomic developments, such as the development or change in international trade policies, including the imposition of tariffs, may adversely affect our ability to source raw materials and the demand for our services. While we have positioned ourselves to largely not be reliant on any sole supplier and believe we would be able to find alternative sources for our raw materials, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business. For example, on February 1, 2025, the White House issued three executive orders directing the U.S. to impose an increase of the duty on imports from Canada, Mexico and China and empowering the U.S. president to raise the tariffs further should any country retaliate. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days, though the execution of these tariff increases remain possible beyond the current short-term reprieve. The 10% additional tariff on all imports from China went into effect, and on February 4, 2025 China retaliated with various levels of tariffs on certain products imported from the U.S., including a 10% tariff on crude oil and a 15% tariff on liquified natural gas. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services.

When one customer acquires another, drilling and completions activity levels may decrease overall, but acquisitions can lead to larger blocks of consolidated development and production acreage, which can increase the demand for our longer-term integrated full water lifecycle solutions. This consolidation may streamline operations, as Select can offer integrated solutions to clients with larger water volumes to manage in certain areas. The Company’s position in the market may strengthen, as it becomes an essential partner for long-term production integrity in larger, more comprehensive water projects. However, it also means Select must meet the changing needs and structures of these consolidated entities to maintain and grow these relationships. While customers involved in acquisitions may initially slow activity to focus on integration and portfolio management, we believe we are well-positioned to meet the increased responsibilities of overall water management, including water reuse, recycling, transmitting and balancing across customers and regions, and ultimately disposal, for these larger customers and blocks of contiguous acreage.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling solutions, and our produced water pipeline gathering systems and SWDs, as well as solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment consists of the Company’s services businesses, including water sourcing, water transfer, flowback and well testing, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals business.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with well completions as well as ongoing produced water management, provided through our Water Infrastructure and Water Services segments. Most of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have some long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the customer’s specific requirements.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $530.7 million, $554.4 million and $476.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $312.9 million, $318.9 million and $266.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $242.7 million, $299.9 million and $300.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $83.4 million, $115.6 million and $118.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variability in fuel prices impact our transportation costs, which affect the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus/(minus) loss/(income) from discontinued operations, plus any impairment and abandonment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(gains) on unconsolidated entities and plus tax receivable agreements expense less bargain purchase gains from business combinations. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Between January 2023 and December 2024, we completed six business combinations and approximately fourteen asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following table sets forth our results of operations, including revenue by segment, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$290,900	$229,970	$60,930	26.5%
Water Services	901,657	1,032,896	(131,239)	(12.7)%
Chemical Technologies	259,518	322,487	(62,969)	(19.5)%
Total revenue	1,452,075	1,585,353	(133,278)	(8.4)%

Costs of revenue
Water Infrastructure	137,573	138,191	(618)	(0.4)%
Water Services	720,876	814,609	(93,733)	(11.5)%
Chemical Technologies	220,617	262,078	(41,461)	(15.8)%
Depreciation, amortization and accretion	153,543	138,813	14,730	10.6%
Total costs of revenue	1,232,609	1,353,691	(121,082)	(8.9)%
Gross profit	219,466	231,662	(12,196)	(5.3)%

Operating expenses
Selling, general and administrative	159,978	155,548	4,430	2.8%
Depreciation and amortization	3,404	2,276	1,128	49.6%
Impairments and abandonments	1,237	12,607	(11,370)	NM
Lease abandonment costs	358	42	316	NM
Total operating expenses	164,977	170,473	(5,496)	(3.2)%
Income from operations	54,489	61,189	(6,700)	(10.9)%

Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	3,255	(210)	3,465	NM
Interest expense, net	(6,965)	(4,393)	(2,572)	58.5%
Tax receivable agreements expense	(836)	(38,187)	37,351	NM
Other	(573)	2,424	(2,997)	NM
Income before income tax (expense) benefit and equity in losses of unconsolidated entities	49,370	20,823	28,547	137.1%
Income tax (expense) benefit	(13,568)	60,196	(73,764)	(122.5)%
Equity in losses of unconsolidated entities	(352)	(1,800)	1,448	NM
Net income	$35,450	$79,219	$(43,769)	(55.3)%

Revenue

Our revenue decreased $133.3 million, or 8.4%, to $1.45 billion for the year ended December 31, 2024, compared to $1.59 billion for the year ended December 31, 2023. The decrease was composed of a $131.2 million decrease in Water Services revenue and a $63.0 million decrease in Chemical Technologies revenue partially offset by a $60.9 million increase in Water Infrastructure revenue. The net $133.3 million decrease was driven primarily by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. Included in the increases in Water Infrastructure were incremental revenue contributions from our 2024 acquisitions. For the year ended December 31, 2024, our Water Infrastructure, Water Services and Chemical Technologies revenues constituted 20.0%, 62.1% and 17.9% of our total revenue, respectively, compared to 14.5%, 65.2% and 20.3%, respectively, for the year ended December 31, 2023. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased by $60.9 million, or 26.5%, to $290.9 million for the year ended December 31, 2024, compared to $230.0 million for the year ended December 31, 2023. The increase was primarily driven by additional revenue from acquisitions, which contributed to higher disposal and landfill revenue earned during 2024, and organic growth in our recycling business line, offset by lower pipeline distribution volumes.

Water Services. Revenue decreased $131.2 million, or 12.7%, to $901.7 million for the year ended December 31, 2024, compared to $1.0 billion for the year ended December 31, 2023. The decrease in revenues was primarily attributable to lower customer activity levels primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts. The decrease impacted all Water Services business lines, except for a slight increase in Water Sourcing revenue, which experienced modest growth during the year.

Chemical Technologies. Revenue decreased $63.0 million, or 19.5%, to $259.5 million for the year ended December 31, 2024 compared to $322.5 million for the year ended December 31, 2023. The decrease in revenues was primarily driven by macroeconomic factors stemming from lower frac crew deployments and associated price reductions impacted by competitor price cuts.

Costs of Revenue

Costs of revenue decreased $121.1 million, or 8.9%, to $1.2 billion for the year ended December 31, 2024, compared to $1.4 billion for the year ended December 31, 2023. The decrease was primarily composed of a $0.6 million decrease in Water Infrastructure costs, a $93.7 million decrease in Water Services costs and a $41.5 million decrease in Chemical Technologies costs reflecting the lower revenue-producing activity discussed above, partially offset by an increase of $14.7 million in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue decreased $0.6 million, or 0.4%, to $137.6 million for the year ended December 31, 2024, compared to $138.2 million for the year ended December 31, 2023. Cost of revenue as a percent of revenue decreased to 47.3% from 60.1%, due primarily to the growth in high margin recycling revenue and an increase in disposal margin impacted by the margin accretive contributions of acquired disposal operations, improved operational throughput and execution, as well as higher skim oil sales, partially offset by a decline in high-margin pipeline revenue.

Water Services. Costs of revenue decreased $93.7 million, or 11.5%, to $720.9 million for the year ended December 31, 2024, compared to $814.6 million for the year ended December 31, 2023. Cost of revenue as a percent of revenue increased to 80.0% from 78.9% primarily driven by lower Water Containment margins and reduced Accommodation & Rentals margins, both affected by decreased revenue stemming from macroeconomic conditions. Additionally, the decrease was impacted by lower Fluids Hauling margins due to macroeconomic conditions and price reductions. These declines were partially offset by improved Water Transfer and Flowback margins, both benefiting from effective cost controls, as well as higher Water Sourcing margins, benefiting from effective cost controls and increased revenue.

Chemical Technologies. Costs of revenue decreased $41.5 million, or 15.8%, to $220.6 million for the year ended December 31, 2024, compared to $262.1 million for the year ended December 31, 2023. Cost of revenue as a percent of revenue increased to 85.0% from 81.3% primarily driven by higher absorption costs in our manufacturing facilities due to lower volumes as well as modest price reductions stemming from macroeconomic factors.

Depreciation amortization and accretion. Depreciation, amortization and accretion expense increased $14.7 million, or 10.6%, to $153.5 million for the year ended December 31, 2024, compared to $138.8 million for the year ended December 31, 2023 primarily due to a higher fixed asset base resulting from recent acquisitions as well as investments made into fixed infrastructure projects.

Gross Profit

Gross profit was $219.5 million for the year ended December 31, 2024 compared to $231.7 million for the year ended December 31, 2023. The decrease was due primarily to lower revenue and gross profit in our Water Services and Chemical Technologies segments, partially offset by higher revenue and gross profit in our Water Infrastructure segment. Gross profit increased by $61.5 million in our Water Infrastructure segment, decreased by $37.5 million in our Water Services segment and decreased by $21.5 million in our Chemical Technologies segment. Also contributing to the decrease in gross profit was a $14.7 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 15.1% and 14.6% during the years ended December 31, 2024 and December 31, 2023, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million, or 2.8%, to $160.0 million for the year ended December 31, 2024, compared to $155.5 million for the year ended December 31, 2023. The increase was due primarily to a $11.7 million increase in incentive and equity-based compensation cost, $4.9 million in higher wages, associated payroll taxes and employer 401(k) match contributions, $3.2 million in higher legal and professional fees, $0.9 million in higher research and development costs, $0.6 million in higher information technology costs and $0.6 million in severance expense partially offset by $10.5 million in lower transaction and rebranding costs, a $5.1 million decrease in credit loss expense, $0.8 million in lower vehicle lease costs and $1.1million from a combination of other expenses.

Impairments and Abandonments

For the years ended December 31, 2024 and December 31, 2023, we recorded $1.2 million and $1.4 million of abandonment that was primarily attributable to abandoned property and equipment, respectively. For the year ended December 31, 2023, we recorded $11.1 million of trademark abandonment in the Chemical Technologies segment as well as $0.1 million of impairment in our Water Services segment to write-off the remaining value of a cost-method investment.

Net Interest Expense

Net interest expense increased by $2.6 million, or 58.5%, to $7.0 million for the year ended December 31, 2024, compared to $4.4 million for the year ended December 31, 2023 due primarily to higher average borrowing on our Prior Sustainability-Linked Credit Facility partially offset by interest income on cash balances.

Tax Receivable Agreements Expense

As of December 31, 2024 and 2023, we determined that we were in a position to reasonably estimate the amount of the liability associated with the Tax Receivable Agreements and determined that future payment under the terms of the Tax Receivable Agreements were probable, and therefore recorded expense of $0.8 million and $38.2 million for the years ended December 31, 2024 and 2023, respectively.

Income Tax Expense

For the years ended December 31, 2024 and December 31, 2023, we recorded $13.6 million in income tax expense and $60.2 million in income tax benefit, respectively. The benefit in 2023 was due to a release of a portion of the valuation allowance on our deferred tax assets at the end of 2023.

Net Income

Net Income decreased by $43.8 million, to a net income of $35.5 million for the year ended December 31, 2024 compared to $79.2 million for the year ended December 31, 2023, driven primarily by a $73.8 million income tax expense increase partially offset by a $37.4 million decrease in tax receivable agreements expense. Also impacting the decrease was lower gross profit and higher selling, general and administrative expenses partially offset by the trademark abandonment during the year ended December 31, 2023.

Comparison of Non-GAAP Financial Measures

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023

Net income	$35,450	$79,219
Interest expense, net	6,965	4,393
Income tax expense (benefit)	13,568	(60,196)
Depreciation, amortization and accretion	156,947	141,089
EBITDA	212,930	164,505
Tax receivable agreements expense	836	38,187
Non-cash compensation expenses	26,358	17,369
Non-recurring severance expenses(1)	648	—
Non-cash loss on sale of assets or subsidiaries(2)	3,609	3,350
Transaction and rebranding costs(3)	10,038	20,447
Lease abandonment costs	358	42
Impairments and abandonments	1,237	12,607
Equity in losses of unconsolidated entities	352	1,800
Other(4)	2,029	6
Adjusted EBITDA	$258,395	$258,313

(1)	For the year ended December 31, 2024, these costs related to severance costs associated with our former CFO.
(2)	For all periods presented, the losses were primarily due to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were primarily legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.
(4)	The majority of amounts for the year ended December 31, 2024 relate to the settlement of sales tax audits with respect to acquired entities.

EBITDA was $212.9 million for the year ended December 31, 2024 compared to $164.5 million for the year ended December 31, 2023. The $48.4 million increase in EBITDA was driven primarily by $38.2 million in tax receivable agreements expense in 2023 compared to $0.8 million in 2024, a $2.5 million increase in gross profit and an $11.4 million decrease in impairments and abandonments partially offset by a $4.4 million increase in selling, general and administrative expense. Adjusted EBITDA was $258.4 million for the year ended December 31, 2024 compared to $258.3 million for the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and minority investments, pay dividends and distributions, make payments under the Tax Receivable Agreements, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

As of December 31, 2024, we had $85.0 million in outstanding borrowings. We prioritize sustained positive free cash flow and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This program resulted in a financing outflow of $29.7 million and $24.9 million during the years ended December 31, 2024 and 2023, respectively. This quarterly dividend program is expected to continue into 2025 and beyond. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of December 31, 2024, cash and cash equivalents totaled $20.0 million and we had approximately $114.8 million of available borrowing capacity under our Prior Sustainability-Linked Credit Facility. As of December 31, 2024, the borrowing base under the Prior Sustainability-Linked Credit Facility was $218.8 million, we had $85.0 million in outstanding borrowings, and outstanding letters of credit totaled $19.0 million. As of February 17, 2025, we had $250.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility (as defined below) under the Sustainability-Linked Credit Facility was $231.2 million, the borrowing base for the Term Loan (as defined below)

under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.9 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $211.3 million.

In 2022, our trade accounts receivable experienced a notable surge, rising from $232.8 million to $430.0 million. This increase was attributed to multiple factors, including the growth in our revenue, the addition of receivables from acquired entities, and the complexities encountered during the integration of these acquisitions. During 2023, in parallel with integration efforts related to previously acquired companies, we implemented enhancements to our billing and collection processes, yielding tangible benefits, with continued strong collections throughout 2024. These improvements resulted in a more efficient management of our working capital, thereby augmenting our generation of cash. This increased cash flow provides us with greater flexibility to reinvest in our business or return capital to our shareholders.

As of December 31, 2024, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” for operating lease obligations as of December 31, 2024 and “Note 10—Debt” for an update to our Sustainability-Linked Credit Facility as of December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023. The summary of our cash flows for the years ended December 31, 2023 and 2022 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Changes Between the Years Ended December 31, 2024 and 2023

	Year ended December 31,		Change
	2024	2023	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$234,886	$285,355	$(50,469)	(17.7)%
Net cash used in investing activities	(318,623)	(137,168)	(181,455)	(132.3)%
Net cash provided by (used in) financing activities	46,641	(98,423)	145,064	147.4%
Subtotal	(37,096)	49,764
Effect of exchange rate changes on cash and cash equivalents	(9)	(3)	(6)	NM
Net (decrease) increase in cash and cash equivalents	$(37,105)	$49,761

Operating Activities. Net cash provided by operating activities was $234.9 million for the year ended December 31, 2024, compared to $285.4 million for the year ended December 31, 2023. The $50.5 million decrease is comprised of a $45.8 million reduction in converting working capital to cash and a decrease of $4.7 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $318.6 million for the year ended December 31, 2024, compared to $137.2 million for the year ended December 31, 2023. The $181.5 million increase in net cash used in investing activities was due primarily to an increase of $143.6 million spent for acquisitions net of cash received, a $37.3 million increase in purchases of property and equipment and a $1.1 million decrease in proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $46.6 million for the year ended December 31, 2024, compared to net cash used in financing activities of $98.4 million for the year ended December 31, 2023. The $145.1 million increase in net cash provided by financing activities was due primarily to borrowings net of debt repayments increasing $101.0 million and a $53.9 million decrease in repurchases of shares of Class A common stock partially offset by $4.4 million of cash received from noncontrolling interest holders net of payments during the year ended December 31, 2023, $4.8 million increase in dividends and distributions paid and $0.5 million paid with respect to tax receivable agreements during the year ended December 31, 2024.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Year ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$234,886	$285,355
Purchase of property and equipment	(173,153)	(135,866)
Proceeds received from sale of property and equipment	15,809	16,891
Free cash flow	$77,542	$166,380

Sustainability-Linked Credit Facility

On January 24, 2025 (the “Closing Date”), SES Holdings, LLC (“SES Holdings”), a subsidiary of the Company, Select Water Solutions, LLC, a subsidiary of SES Holdings (the “Select LLC”), Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), and the other lenders party thereto, entered into that certain sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the sustainability-linked senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. As of the Closing Date, (i) there were no borrowings outstanding under the Revolving Credit Facility and approximately $20 million of letters of credit issued and outstanding thereunder and (ii) the Term Loan Facility was fully funded. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of the Closing Date, the Borrowing Base under the Revolving Credit Facility was $219.0 million. The Borrowing Base is thereafter calculated on a monthly basis (or if an Increased Reporting Period is in effect as described in the Sustainability-Linked Credit Facility, on a weekly basis) pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

The Term Advance Borrowing Base for the Term Loan Facility is calculated as the lesser of (i) the product of 100% multiplied by the Net Book Value of all M&E and (ii) the product of 65% multiplied by the NOLV-IP of the Term Advance Collateral. As of the Closing Date, the Term Advance Borrowing Base under the Term Loan Facility was $426.27 million. The Term Advance Borrowing Base is thereafter only subject to reporting and redetermination during the period commencing after the date that excess availability is less than the greater of (a) 25% of the lesser of (1) the aggregate revolving commitments and (2) the then-effective borrowing base (such lesser amount, the “Borrowing Limit”) and (b) $30.0 million for three or more consecutive business days and ending on the first date that excess availability has equaled or exceeded the greater of (1) 25% of the Borrowing Limit and (2) $30.0 million for 30 consecutive days.

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either Term SOFR (subject to a zero percent floor) or the Base Rate (“Base Rate” being equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) Term SOFR for a one month Interest Period as of such day, plus 1.0%), in each case plus an applicable margin. The applicable margin for Term SOFR loans under the Term Loan Facility ranges from 3.00% to 3.50% and the applicable margin for Base Rate loans under the Term Facility ranges from 2.00% to 2.50%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Additionally, the applicable margin for Term SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans under the Revolving Credit Facility ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Until March 31, 2025, the applicable margin will be (i) 3.25% for Term SOFR loans under the Term Loan Facility, (ii) 2.25% for Base Rate loans under the Term Loan Facility, (iii) 1.75% for Term SOFR loans under the Revolving Credit Facility, and (iv) 0.75% for Base Rate loans under the Revolving Credit Facility. Interest is payable monthly in arrears for Base Rate loans and, for Term SOFR loans, at the end of each applicable Interest Period, which may be one month or three months at Select LLC’s election. A commitment fee accrues on the unused commitments under the Revolving Credit Facility at either 0.25% per annum or 0.375% per annum depending on Select LLC’s average utilization of the Revolving Credit Facility in the preceding calendar month and is payable monthly in arrears. Until February 28, 2025, the commitment fee rate is 0.375% per annum. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Closing Date or the earlier termination in full of the Commitments.

Under the Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to annual adjustments based on the Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric, and (ii) barrels of recycled produced water recycled at facilities of the Credit Parties, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.00 basis points and the adjustment for the commitment fee rate is a range of plus and minus 1.00 basis point, subject to the mechanics under the Sustainability-Linked Credit Facility. As of the Closing Date, the margin adjustment in effect is a reduction of 5.00 basis points and the commitment fee adjustment in effect is a reduction of 1.00 basis point.

The obligations under the Sustainability-Linked Credit Facility are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries that are guarantors.

The Sustainability-Linked Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Sustainability-Linked Credit Facility to be immediately due and payable.

In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default or event of default exists under the Sustainability-Linked Credit Facility or would result from the making of such distribution and (a) the fixed charge coverage ratio of SES Holdings is equal to or greater than 1.0 to 1.0 on a pro forma basis, (b) the leverage ratio of SES Holdings is not greater than 3.5 to 1.0 on a pro forma basis, (c) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the Borrowing Limit and (2) $27.0 million. Additionally, the Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing tax receivable agreements, subject to certain limitations.

The Sustainability-Linked Credit Facility also requires SES Holdings to maintain (i) a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) a leverage ratio of not more than 3.5 to 1.0, in each case, as of the last day of any fiscal quarter.

Beginning with the first full quarter ending after the first anniversary of the closing date, the Term Loan Facility will amortize in quarterly installments equal to $15.625 million (subject to reduction of such amount on account of certain prepayments). Upon the repayment in full of the Term Loan Facility, certain terms of the Sustainability-Linked Credit Facility will be automatically adjusted (including the conditions to the making of cash distributions and the financial maintenance covenants) and the Term Advance Collateral will be released as Collateral, in each case, as described in the Sustainability-Linked Credit Facility.

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

In connection with the entry into the Sustainability-Linked Credit Facility, the obligations of SES Holdings and Select LLC under the Amended and Restated Credit Agreement, dated as of March 17, 2022, by and among Select LLC, SES Holdings, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (the “Prior Sustainability-Linked Credit Facility”) were repaid in full and the Previous Credit Facility was terminated on the Closing Date.

Refer to “Note 10—Debt” and “Note 19—Subsequent Events” for further discussion of the Prior Sustainability-Linked Credit Facility and the Sustainability-Linked Credit Facility.

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

We conduct our annual goodwill impairment tests in the fourth quarter of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures and other relevant entity-specific events.  If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative impairment test for goodwill comparing the reporting unit’s carrying value to its fair value. Our reporting units are based on our organizational and reporting structure. In determining fair values for the reporting units, we rely primarily on the income and market approaches for valuation. In the income approach, we discount predicted future cash flows using a weighted-average cost of capital calculation based on publicly-traded peer companies. In the market approach, valuation multiples are developed from both publicly-traded peer companies as well as other company transactions. The cost approach, when used, considers replacement cost as the primary indicator of value.

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

Retentions: We assume risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and health insurance. Our exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for auto liability and $0.4 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management reviews its estimates of reported and unreported claims and provides for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2024, we estimate the range of exposure to be from $18.9 million to $22.8 million and have recorded liabilities of $20.0 million, which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and auto liability. Additionally, as of December 31, 2024, accrued health insurance and accrued general liabilities were $4.4 million and $2.2 million, respectively.

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

We have assessed the amount of any liability under the Tax Receivable Agreements required under the provisions of ASC 450 in connection with preparing the consolidated financial statements. As of December 31, 2024 and 2023, we determined that we were in a position to reasonably estimate an amount of liability associated with the Tax Receivable Agreements and determined that future payments under the terms of the Tax Receivable Agreements were probable, and therefore recorded liabilities of $38.5 million and $38.2 million, respectively. The projection of future taxable income and utilization of tax attributes associated with the Tax Receivable Agreements involve estimates which require significant judgment. The amount of the Company’s actual taxable income, passage of future legislation, or consummation of significant transactions in the future may significantly impact the liability related to the Tax Receivable Agreements.

Realizability of Deferred Tax Assets: We establish valuation allowances when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the realization of deferred tax assets incorporates, amongst other factors, our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. As of December 31, 2024, valuation allowances against deferred tax assets were $105.4 million. See “Note 15—Income Taxes” for additional information.

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

Interest Rate Risk

As of December 31, 2024, we had $85.0 million in outstanding borrowings and $114.8 million of available borrowing capacity under our Prior Sustainability-Linked Credit Facility. As of February 17, 2025, we had $250.0 million in outstanding indebtedness and $211.3 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2024 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Select Water Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Water

Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 19, 2025

Item 9B.	Other Information

Disclosure of 10b5-1 plans

John D. Schmitz, our President, Chief Executive Officer, and Chairman of the Board, entered into a pre-arranged stock trading plan on November 11, 2024 for shares indirectly held by him through B-29 Investments, LP, an entity which he controls. Mr. Schmitz’s plan provides for sale of up to 400,000 shares of the Company’s common stock between February 11, 2025 and February 12, 2026. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

Form 10-K Summary – AV Farms

On February 14, 2025, Select Water Solutions, Inc. (the “Company”) entered into a new partnership arrangement through AV Farms, LP, a newly-formed Delaware limited partnership (“AV Farms”), pursuant to a limited partnership agreement (the “LPA”) by and among Select Water Reuse, LLC, a wholly-owned subsidiary of the Company (“SWR”), C&A Rollover Company, LLC, (“C&A”), an affiliate of C&A Holding Company, Inc., and Geneses Water, L.P., (“Geneses”), an affiliate of Geneses Investment Management, LLC, as limited partners, and AV Farms Management, LLC, a newly formed Colorado limited liability company, as the general partner (the “General Partner”), effective as of February 28, 2025. Concurrently with the formation of AV Farms, SWR also entered into a limited liability company agreement of the General Partner, with C&A and Geneses Investment Management, LLC as members. The General Partner will manage the day-to-day management and operations of AV Farms.

AV Farms was formed to consolidate and commercialize one of the largest water holdings and storage portfolios in Colorado with plans to partner with municipal, industrial and agricultural customers. AV Farms has consolidated from across ten discrete contributing entities approximately 16,300 water shares, including 7,054 shares in the Fort Lyon Canal Company, 5,324 shares in the Lower Arkansas Water Management Association, and 3,911 shares in the Lamar Canal Company, equivalent to approximately 16,300 acre-feet of annual consumptive use, as well as real property, reservoir storage assets, and reservoir storage options. The first phase of investment is expected to be followed with further expansion in both water rights and reservoir storage capacity, along with the continued connectivity of these water shares to communities and customers.

Initially, SWR and Geneses have agreed to contribute $62 million and $42 million, respectively, in capital contributions to AV Farms. Additionally, C&A has agreed to contribute membership interests in various limited liability companies, in lieu of capital contributions, which in turn own interests in real property, water shares, and storage rights valued at approximately $71 million. SWR expects to ratably increase its ownership position in AV Farms through the contribution of approximately an additional $84 million over a three-year period to support any additional water rights acquisitions and infrastructure buildout requirements.

Currently, each of SWR, C&A and Geneses owns approximately 35%, 40% and 25%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of the General Partner.

Beginning on February 29, 2028, and continuing for the succeeding 24 months thereafter, SWR has a call option, and each of C&A and Geneses has a put option, in either event, to cause SWR to acquire C&A’s and Geneses’ respective interests in AV Farms. Such options allow for the payment of up to 20% of the purchase price in shares of Common Stock of the Company, at the discretion of the Company, which shares will be valued at the average closing price for the ten trading days prior to the date of exercise of such option. At this time, it is not reasonably possible to calculate the number of shares of the Company that might be issuable at the time of any option exercise. The issuance of common stock to C&A and Geneses will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by, among other available exemptions, Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. If SWR determines in good faith that it cannot fund the payment of the put option, it can force a sale of AV Farm’s assets to cover such put obligation, with any remaining proceeds after such payment being distributed in accordance with the LPA. The Company guarantees these obligations under the LPA but is not otherwise a party to the LPA. Additionally, prior to the beginning of the option period, in the event that the General Partner seeks to approve a sale of all or substantially all of the assets or units in AV Farms to a third party, SWR has a right of first refusal to consummate such sale for its own account on the same terms and conditions. In the event SWR acquires the interests of AV Farms, it will also acquire the membership units held by C&A and Geneses in the General Partner.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Select Water Solutions, Inc. has adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy, among other things, (i) prohibits our employees and related persons and entities from trading in securities of Select Water Solutions, Inc. and certain other companies while in possession of material, non-public information, (ii) prohibits our employees from disclosing material, non-public information of Select Water Solutions, Inc., or another publicly traded company, to others who may trade on the basis of that information, and (iii) requires that certain designated individuals and roles of the Company only transact in Select Water Solutions, Inc. securities during an open window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. All other information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

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

4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference herein to Exhibit 4.3 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 21, 2024 (File No. 001-38066)).

10.1

Credit Agreement, dated as of January 24, 2025, by and among Select Water Solutions, LLC, SES Holdings, LLC, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed January 29, 2025 (File No. 001-38066)).

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

†10.16

First Amendment to the Select Energy Services, Inc. Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.22 to Select Energy Services Inc.’s Annual Report on Form 10-K, filed February 22, 2023 (File No. 001-38066)).

†10.17

Employment Agreement between Nick Swyka and Select Energy Services, LLC, dated March 1, 2019 (incorporated by reference herein to Exhibit 10.23 to Select Energy Services, Inc.’s Annual Report on Form 10-K, filed March 1, 2019 (File No. 001-38066)).

†10.18

Separation Agreement and General Release of Claims by and between Select Water Solutions, Inc. and Nicholas Swyka (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed May 1, 2024 (File No. 001-38066)).

†10.19	Form of Letter Agreement (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed May 14, 2020 (File No. 001-38066)).

†10.20

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted Free Cash Flow – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 6, 2020 (File No. 001-38066)).

†10.21

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 6, 2020 (File No. 001-38066)).

†10.22

Amended and Restated Employment Agreement between Michael Skarke and Select Energy Services, LLC, dated March 1, 2021 (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Current Report on Form 8-K, filed March 5, 2021 (File No. 001-38066)).

†10.23

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

†10.25

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Adjusted EBITDA under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 4, 2021 (File No. 001-38066)).

*†10.26	Form of 2024 Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

*†10.27	Form of 2024 Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan.

†10.28

Employment Agreement between John D. Schmitz and Select Energy Services, LLC, dated May 5, 2023 (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed May 8, 2023 (File No. 001-38066)).

10.29

Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC, Crestview Partners II SES Investment, LLC, Sunray Capital, LP and B-29 Investments LP (incorporated by reference herein to Exhibit 10.2 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed August 3, 2023 (File No. 001-38066)).

10.30

Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc. and Crestview Partners II SES Investment B, LLC (incorporated by reference herein to Exhibit 10.3 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed August 3, 2023 (File No. 001-38066)).

†10.31

Select Water Solutions, Inc. 2024 Equity Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Select Water Solutions, Inc.’s Registration on Form S-8, filed May 28, 2024) (File No. 333-279758).

*†10.32	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Water Solutions, Inc. 2024 Equity Incentive Plan.

*†10.33	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Water Solutions, Inc. 2024 Equity Incentive Plan.

*19.1	Select Water Solutions, Inc. Insider Trading Policy.

*21.1	List of subsidiaries of Select Water Solutions, Inc.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

97.1

Select Water Solutions, Inc. Clawback Policy (incorporated by reference herein to Exhibit 97.1 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 21, 2024 (File No. 001-38066).

*101	Interactive Data Files
*101.INS	iXBRL Instance Document.
*101.SCH	iXBRL Taxonomy Extension Schema Document.
*101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.
*101

The following materials from Select Water Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed or furnished with this Annual Report on Form 10-K.
†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Water Solutions, Inc.

Dated: February 19, 2025	/s/ JOHN D. SCHMITZ
John D. Schmitz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 19, 2025.

/s/ JOHN D. SCHMITZ	Chairman, President and Chief Executive Officer
John D. Schmitz	(Principal Executive Officer)

/s/ CHRIS GEORGE	Chief Financial Officer and Executive Vice President
Chris George	(Principal Financial Officer)

/s/ BRIAN P. SZYMANSKI	Chief Accounting Officer
Brian P. Szymanski	(Principal Accounting Officer)

/s/ TROY W. THACKER	Director
Troy W. Thacker

/s/ ROBIN FIELDER	Director
Robin Fielder

/s/ DOUGLAS J. WALL	Director
Douglas J. Wall

/s/ RICHARD A. BURNETT	Director
Richard A. Burnett

/s/ GAYLE BURLESON	Director
Gayle Burleson

/s/ LUIS FERNANDEZ-MORENO	Director
Luis Fernandez-Moreno

/s/ TIMOTHY A. ROBERTS	Director
Timothy A. Roberts

/s/ BRUCE E. COPE	Director
Bruce E. Cope

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Select Water Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Water Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Realizability of deferred tax assets

As described further in Note 15 to the consolidated financial statements, deferred tax assets are reduced by a valuation allowance if, based on the evaluation of positive and negative evidence, management judges it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The assessment of the realizability of deferred tax assets requires management to make significant estimates and assumptions related to forecasts of future profitability. Changes in these assumptions could materially affect the assessment of the realizability of deferred tax assets and whether they are more likely than not to be realized in the future. We identified the realizability of deferred tax assets as a critical audit matter.

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

Our audit procedures related to the realizability of deferred tax assets included the following, among others:

●	We tested the design and operating effectiveness of internal controls over income taxes, including those over management’s deferred tax asset realizability assessment.
●	With the assistance of individuals with specialized skills and knowledge in income taxes, we tested the completeness and accuracy of the underlying data used in management’s assessment, including the reasonableness of the method and significant assumptions used in the calculations.
●	We evaluated the prospective financial information related to future profitability, including consideration of:
-	the current and past performance of the Company,
-	the consistency with external market and industry data, and
-	the consistency with evidence obtained in other areas of the audit.

Measurement of the tax receivable agreement (“TRA”) liabilities

As described further in Note 14 to the consolidated financial statements, the Company has two tax receivable agreements, which are contractual commitments to pay 85% of any tax benefits (“TRA Payments”), realized or deemed to be realized by the Company, to the parties of the TRAs pursuant to certain terms and conditions described in the TRAs. The assessment of the TRA liabilities is based on the estimated amount of forecasted payments expected to be made to the parties of the TRAs that have been determined to be probable of occurring and requires management to make significant estimates and assumptions related to forecasts of future profitability. Changes in these assumptions could materially affect the assessment of the amount of TRA Payments and whether such payments are probable of occurring. The Company recognized TRA liabilities of $39 million and $38 million as of December 31, 2024 and 2023, respectively. We identified the measurement of the TRA liabilities as a critical audit matter.

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

Our audit procedures related to the measurement of the TRA liabilities included the following, among others:

●	We tested the design and operating effectiveness of internal controls over management’s determination of the TRA liabilities.
●	With the assistance of individuals with specialized skills and knowledge in income taxes, we tested the completeness and accuracy of the underlying data used in management’s measurement of the TRA liabilities, including the reasonableness of the method and significant assumptions used in the calculations.
●	We evaluated the prospective financial information related to future profitability, including consideration of:
-	the current and past performance of the Company,
-	the consistency with external market and industry data, and
-	the consistency with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

February 19, 2025

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$19,978	$57,083
Accounts receivable trade, net of allowance for credit losses of $4,543 and $5,318, respectively	281,569	322,611
Accounts receivable, related parties	150	171
Inventories	38,447	38,653
Prepaid expenses and other current assets	45,354	35,541
Total current assets	385,498	454,059
Property and equipment	1,405,486	1,144,989
Accumulated depreciation	(679,832)	(627,408)
Total property and equipment, net	725,654	517,581
Right-of-use assets, net	36,851	39,504
Goodwill	18,215	4,683
Other intangible assets, net	123,715	116,189
Deferred tax assets, net	46,339	61,617
Other long-term assets	30,010	24,557
Total assets	$1,366,282	$1,218,190
Liabilities and Equity
Current liabilities
Accounts payable	$39,189	$42,582
Accrued accounts payable	76,196	66,182
Accounts payable and accrued expenses, related parties	4,378	4,086
Accrued salaries and benefits	29,937	28,401
Accrued insurance	24,685	19,720
Sales tax payable	2,110	1,397
Current portion of tax receivable agreements liabilities	93	469
Accrued expenses and other current liabilities	40,137	33,511
Current operating lease liabilities	16,439	15,005
Current portion of finance lease obligations	211	194
Total current liabilities	233,375	211,547
Long-term tax receivable agreements liabilities	38,409	37,718
Long-term operating lease liabilities	31,092	37,799
Long-term debt	85,000	—
Other long-term liabilities	62,872	38,954
Total liabilities	450,748	326,018
Commitments and contingencies (Note 11)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 103,069,732 and 102,172,863 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,031	1,022
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2024 and 2023	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	998,474	1,008,095
Accumulated deficit	(206,147)	(236,791)
Total stockholders’ equity	793,520	772,488
Noncontrolling interests	122,014	119,684
Total equity	915,534	892,172
Total liabilities and equity	$1,366,282	$1,218,190

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Water Infrastructure	$290,900	$229,970	$125,284
Water Services	901,657	1,032,896	944,497
Chemical Technologies	259,518	322,487	317,639
Total revenue	1,452,075	1,585,353	1,387,420
Costs of revenue
Water Infrastructure	137,573	138,191	82,941
Water Services	720,876	814,609	764,569
Chemical Technologies	220,617	262,078	265,648
Depreciation, amortization and accretion	153,543	138,813	113,507
Total costs of revenue	1,232,609	1,353,691	1,226,665
Gross profit	219,466	231,662	160,755
Operating expenses
Selling, general and administrative	159,978	155,548	118,935
Depreciation and amortization	3,404	2,276	2,209
Impairments and abandonments	1,237	12,607	—
Lease abandonment costs	358	42	449
Total operating expenses	164,977	170,473	121,593
Income from operations	54,489	61,189	39,162
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	3,255	(210)	2,192
Interest expense, net	(6,965)	(4,393)	(2,700)
Bargain purchase gain	—	—	13,352
Tax receivable agreements expense	(836)	(38,187)	—
Other	(573)	2,424	4,718
Income before income tax (expense) benefit and equity in losses of unconsolidated entities	49,370	20,823	56,724
Income tax (expense) benefit	(13,568)	60,196	(957)
Equity in losses of unconsolidated entities	(352)	(1,800)	(913)
Net income	35,450	79,219	54,854
Less: net income attributable to noncontrolling interests	(4,806)	(4,816)	(6,576)
Net income attributable to Select Water Solutions, Inc.	$30,644	$74,403	$48,278

Net income per share attributable to common stockholders (Note 17):
Class A—Basic	$0.31	$0.73	$0.51
Class B—Basic	$—	$—	$—

Net income per share attributable to common stockholders (Note 17):
Class A—Diluted	$0.30	$0.72	$0.50
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$35,450	$79,219	$54,854
Comprehensive income	35,450	79,219	54,854
Less: comprehensive income attributable to noncontrolling interests	(4,806)	(4,816)	(6,576)
Comprehensive income attributable to Select Water Solutions, Inc.	$30,644	$74,403	$48,278

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders			Retained
		Class A		Class B	Additional	Earnings	Total
		Common		Common	Paid-In	(Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity	Interests	Total
Balance as of December 31, 2021	94,172,920	$942	16,221,101	$162	$950,464	$(359,472)	$592,096	$103,078	$695,174
ESPP shares issued	6,973	—	—	—	52	—	52	1	53
Equity-based compensation	—	—	—	—	13,395	—	13,395	2,175	15,570
Issuance of restricted shares	2,923,073	29	—	—	2,563	—	2,592	(2,592)	—
Cashless exercise of options	70,000	1	—	—	583	—	584	24	608
Issuance of shares for acquisitions	15,247,832	152	—	—	135,538	—	135,690	5,269	140,959
Repurchase of common stock	(2,822,547)	(28)	—	—	(20,346)	—	(20,374)	(445)	(20,819)
Restricted shares forfeited	(208,723)	(2)	—	—	(184)	—	(186)	186	—
Distributions to noncontrolling interests	—	—	—	—	(1,943)	—	(1,943)	—	(1,943)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,797	4,797
Purchase of noncontrolling interest	—	—	—	—	1,077	—	1,077	(389)	688
NCI income tax adjustment	—	—	—	—	53	—	53	(53)	—
Dividend and distribution declared:
Class A common stock ($0.05 per share)	—	—	—	—	(5,143)	—	(5,143)	(66)	(5,209)
Unvested restricted stock ($0.05 per share)	—	—	—	—	(194)	—	(194)	1	(193)
Class B common stock ($0.05 per share)	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	48,278	48,278	6,576	54,854
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	15,040	—	15,040	2,329	17,369
Issuance of restricted shares	1,689,004	16	—	—	1,503	—	1,519	(1,520)	(1)
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(8,617,986)	(86)	—	—	(61,621)	—	(61,707)	(63)	(61,770)
Restricted shares forfeited	(238,995)	(2)	—	—	(212)	—	(214)	214	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
Dividend and distribution declared:
Class A common stock ($0.05-$0.06 per share)	—	—	—	—	(21,274)	—	(21,274)	—	(21,274)
Unvested restricted stock ($0.05-$0.06 per share)	—	—	—	—	(855)	—	(855)	—	(855)
Class B common stock ($0.05-$0.06 per share)	—	—	—	—	—	—	—	(3,406)	(3,406)
Net income	—	—	—	—	—	74,403	74,403	4,816	79,219
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	22,765	—	22,765	3,593	26,358
Issuance of restricted shares	1,528,167	15	—	—	1,558	—	1,573	(1,573)	—
Cash exercise of options	5,575	—	—	—	50	—	50	—	50
Cashless exercise of options	426,693	4	—	—	3,748	—	3,752	—	3,752
Repurchase of common stock	(1,242,678)	(12)	—	—	(11,530)	—	(11,542)	(262)	(11,804)
Restricted shares forfeited	(124,805)	(1)	—	—	(131)	—	(132)	132	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Deferred taxes on partnership basis from equity movement	—	—	—	—	(751)	—	(751)	—	(751)
Dividend and distribution declared:
Class A common stock ($0.06-$0.07 per share)	—	—	—	—	(24,968)	—	(24,968)	—	(24,968)
Unvested restricted stock ($0.06-$0.07 per share)	—	—	—	—	(670)	—	(670)	—	(670)
Class B common stock ($0.06-$0.07 per share)	—	—	—	—	—	—	—	(4,055)	(4,055)
Net income	—	—	—	—	—	30,644	30,644	4,806	35,450
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$35,450	$79,219	$54,854
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	156,947	141,089	115,716
Deferred tax expense (benefit)	12,500	(61,959)	(188)
Tax receivable agreements expense	836	38,187	—
(Gain) loss on disposal of property and equipment and divestitures	(3,255)	210	(2,192)
Equity in losses of unconsolidated entities	352	1,800	913
Credit loss expense	58	5,191	2,023
Amortization of debt issuance costs	489	489	661
Inventory adjustments	(638)	2,349	(737)
Equity-based compensation	26,358	17,369	15,570
Impairments and abandonments	1,237	12,607	—
Bargain purchase gain	—	—	(13,352)
Other operating items, net	1,093	(450)	(1,714)
Changes in operating assets and liabilities
Accounts receivable	46,883	102,300	(162,257)
Prepaid expenses and other assets	(14,590)	(6,729)	1,229
Accounts payable and accrued liabilities	(28,834)	(46,317)	22,705
Net cash provided by operating activities	234,886	285,355	33,231
Cash flows from investing activities
Proceeds received from divestitures	—	—	1,700
Purchase of property and equipment	(173,153)	(135,866)	(71,884)
Purchase of equity-method investments	—	(500)	(7,667)
Collection of note receivable	—	—	184
Distribution from cost method investment	—	—	60
Acquisitions, net of cash and restricted cash received	(161,279)	(17,693)	(6,959)
Proceeds received from sales of property and equipment	15,809	16,891	31,320
Net cash used in investing activities	(318,623)	(137,168)	(53,246)
Cash flows from financing activities
Borrowings from revolving line of credit	165,000	105,250	143,000
Payments on revolving line of credit	(80,000)	(121,250)	(127,000)
Payments on current and long-term debt	—	—	(22,075)
Payments of finance lease obligations	(231)	(98)	(112)
Payment of debt issuance costs	—	—	(2,144)
Dividends and distributions paid	(29,745)	(24,924)	(6,020)
Proceeds from share issuance	50	—	53
Payments under tax receivable agreements	(521)	—	—
Distributions to noncontrolling interests	—	(1,581)	(1,943)
Purchase of noncontrolling interests	—	—	(22,000)
Contributions from noncontrolling interests	—	5,950	—
Repurchase of common stock	(7,912)	(61,770)	(20,210)
Net cash provided by (used in) financing activities	46,641	(98,423)	(58,451)
Effect of exchange rate changes on cash	(9)	(3)	(13)
Net (decrease) increase in cash and cash equivalents	(37,105)	49,761	(78,479)
Cash and cash equivalents, beginning of period	57,083	7,322	85,801
Cash and cash equivalents, end of period	$19,978	$57,083	$7,322
Supplemental cash flow disclosure:
Cash paid for interest	$7,138	$4,705	$1,970
Cash paid for income taxes, net	$1,819	$1,651	$(452)
Supplemental disclosure of noncash operating activities:
Asset retirement obligation revisions	$12,290	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$12,581	$7,581	$14,778
Supplemental disclosure of noncash investing activities:
Recoupment of shares for acquisitions	$—	$(410)	$133,646
Conversion of notes receivable to equity-method investment	$—	$—	$4,442
Capital expenditures included in accounts payable and accrued liabilities	$50,016	$34,480	$17,789
Supplemental disclosure of noncash financing activities:
Accrued contributions from noncontrolling interests	$—	$—	$4,797
Issuance of shares for NCI acquisitions	$—	$—	$7,313

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

We are a leading provider of sustainable water-management solutions to the energy industry in the United States (“U.S.”). As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

Class A and Class B common stock:  As of December 31, 2024, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of December 31, 2024, the Company had three equity method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings. Our investments in unconsolidated entities are summarized below and are included in the assets of our Water Services segment:

	Year			As of December 31,
Type of Investment	attained	Accounting method	Balance Sheet Location	2024	2023

				(in thousands)
20% minority interest	2020	Equity-method	Other long-term assets	$4,017	$4,314
38% minority interest(1)	2021	Equity-method	Other long-term assets	4,388	4,174
47% minority interest	2021	Equity-method	Other long-term assets	2,942	3,305
(1)	Ownership percentage decreased during the year ended December 31, 2024 due to contributions from other owners. Minority interest was 39% as of December 31, 2023.

Dividends: During 2024, the Company paid $25.0 million in dividends accounted for as a reduction to additional paid in capital, $4.1 million of distributions accounted for as a reduction to noncontrolling interests and $0.7 million as a reduction to accrued expenses and other current liabilities. As of December 31, 2024, the Company had $0.8 million in dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s reportable segments are Water Infrastructure, Water Services, and Chemical Technologies.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation, amortization and accretion, allowance for credit losses, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-related reasonably certain option exercise assessments, and the incremental borrowing rate for leases. The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

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

The change in the allowance for credit losses is as follows:

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$5,318	$4,918	$4,401
Increase to allowance based on a percentage of revenue	2,929	3,174	2,750
Adjustment based on aged receivable analysis	(2,200)	1,515	(801)
Charge-offs	(1,552)	(4,350)	(1,562)
Recoveries	48	61	130
Balance at end of year	$4,543	$5,318	$4,918

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There were no customers that accounted for more than 10% of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022. There was one customer that accounted for 14% of the Company’s consolidated receivables as of December 31, 2024. There were no customers that accounted for more than 10% of the Company’s consolidated receivables as of December 31, 2023.

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

Depreciation expense related to the Company’s property and equipment, including property under finance leases, was $137.6 million, $122.2 million and $103.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Asset retirement obligations: The asset retirement obligation (“ARO”) liability reflects the present value of estimated costs of plugging wells, removing surface equipment, and returning land to its pre-drilling condition associated with the Company’s saltwater disposal facilities and landfills. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of the disposal wells, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the current present value of this obligation. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2024 and 2023.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Balance at the beginning of the year	$37,262	$43,576
Accretion expense	2,260	1,012
Acquired AROs	25,561	975
Divested AROs	(591)	(646)
Revisions	13,517	—
Settlements	(14,779)	(7,655)
Balance at the end of the year	$63,230	$37,262

Short-term ARO liability	9,399	8,832
Long-term ARO liability	53,831	28,430
Balance at the end of the year	$63,230	$37,262

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

Retentions: The Company assumes risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability and health insurance. The Company’s exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for auto liability and $0.4 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. As of December 31, 2024, the Company estimated the range of exposure to be from $18.9 million to $22.8 million for worker’s compensation and auto liability claims and have recorded liabilities of $20.0 million, which represents management’s best estimate of probable loss related to these claims. Additionally, accrued health insurance and accrued general liabilities were $4.4 million and $2.2 million as of December 31, 2024, respectively. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

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

Effective July 1, 2021, the Company matched contributions of 50% of employee contributions, up to 4% of eligible earnings. Effective October 1, 2022, the Company began matching contributions of 100% of employee contributions, up to 4% of eligible earnings. The Company’s costs related to the 401(k) Plan match were $6.5 million, $6.2 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Severance: During the year ended December 31, 2024, the Company incurred $0.6 million of severance in connection with the termination of its former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and $0.2 million is included in accrued salaries and benefits as of December 31, 2024.

Revenue recognition: The Company follows ASC 606, Revenue from Contracts with Customers. See “Note 5—Revenue” for further detail on applying this standard. The Company uses the five step process to recognize revenue which entails (i) identifying contracts with customers; (ii) identifying the performance obligations in each contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue as we satisfy performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Revenue from the Company’s Water Services and Water Infrastructure segments is typically recognized over the course of time, whereas revenue from the Company’s Chemical Technologies segment is typically recognized upon change in control. Revenue generated by each of the Company’s revenue streams are outlined as follows:

Water Infrastructure and Water Services—The Company provides water-related services to customers, including the sourcing and transfer of water, produced water gathering, treatment and reuse, the containment of fluids, measuring and monitoring of water, the filtering and treatment of fluids, well testing and handling, transportation and recycling or disposal of fluids. The Company recognizes revenue as services are performed.

The Company’s agreements with its customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance-, cancellation-, termination-, or refund-type provisions. Services based on price sheets with customers are generally performed under separately-issued “work orders” or “field tickets” as services are requested. Multiple service lines of the Company’s Water Services and Water Infrastructure segments are sometimes part of the same arrangement. In these instances, revenue for the applicable service lines are recognized concurrently when delivered. The Company recognizes revenue from certain sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer. Additionally, asset rentals are recognized on a straight-line basis.

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

Income taxes: Select Inc. is subject to U.S. federal, foreign and state income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow-through entities for U.S. federal income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income. The Texas Margin Tax is classified as an income tax for accounting purposes. As it applies to the Company, an accrual for this tax is recognized within the income tax provision when appropriate.

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

The determination of the provision for income taxes requires significant judgment, use of estimates and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2024 and 2023. See “Note 15—Income Taxes” for further discussion.

Tax Receivable Agreements: In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with Legacy Owner Holdco and certain other affiliates of the then holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”). The 144A Offering represented a reorganization transaction between entities under common control and was recorded based on the historical carrying amounts of affected assets and liabilities in accordance with ASC 805-50, Business Combinations – Related Issues. Accordingly, the Tax Receivable Agreements liabilities are accounted for in accordance with ASC 450, Contingencies, on a gross undiscounted basis, for amounts payable under the provisions of the Tax Receivable Agreements that have been determined to be probable of occurring for amounts that are reasonably estimable. Changes in estimated Tax Receivable Agreements liabilities are recognized as tax receivable agreements expense on the consolidated statements of operations. Additionally, following the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holder’s SES Holdings LLC Units pursuant to the exercise of the Exchange Right or the Company’s Call Right, the Company would record any adjustments under the Tax Receivable Agreements at the gross undiscounted amount as an increase to the liability with an offset to additional paid-in capital for the amount of expected future payments that are determined to be probable of occurring for amounts that are reasonably estimable.

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

The second of the Tax Receivable Agreements, which the Company entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement

The Company will retain the benefit of the remaining 15% of these cash savings. Based upon the Company’s historical, current and anticipated future earnings trends and other matters described in Note 15 – Income Taxes, as of December 31, 2024 and 2023, the Company determined that it was in a position to reasonably estimate the amount of the liability associated with the Tax Receivable Agreements and determined that future payments under the terms of the Tax Receivable Agreements were probable, and therefore recorded liabilities of $38.5 million and $38.2 million, respectively. See “Note 15 – Income Taxes and Note 14 – Related Party Transactions” for further discussion. The projection of future taxable income and utilization of tax attributes associated with the Tax Receivable Agreements involve estimates, which require significant judgment. The amount of the Company’s actual taxable income, passage of future legislation, or consummation of significant transactions in the future may significantly impact the liability related to the Tax Receivable Agreements.

Realizability of Deferred Tax Assets: We establish valuation allowances when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the realization of deferred tax assets incorporates, amongst other factors, our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. As of December 31, 2024, valuation allowances against deferred tax assets were $105.4 million. See “Note 15—Income Taxes” for additional information.

Newly adopted accounting pronouncements: In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and was retrospectively applied to all periods presented. See “Note 18—Segment Information” for additional information.

Accounting pronouncements not yet adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year ending December 31, 2025 with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company for the year ending December 31, 2027, and for interim periods thereafter. The Company is currently evaluating the impacts of the adoption of ASU 2024-03.

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2024, 2023 and 2022 acquisitions (dollars in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Purchase Consideration	Acquisition related costs for Asset Acquisitions	Value of Shares Issued	Total Consideration	Segments
Eight Smaller Asset Acquisitions	Multiple 2024 Dates	—	$14,591	$31	—	14,622	Water Infrastructure
Bobcat	April 18, 2024	—	8,070	—	—	8,070	Water Infrastructure
Trinity	April 1, 2024	—	30,832	—	—	30,832	Water Infrastructure
Buckhorn	March 1, 2024	—	18,781	—	—	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	—	14,000	—	—	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	—	58,330	—	—	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	—	18,100	—	—	18,100	Water Infrastructure
Four Smaller Asset Acquisitions	Multiple 2023 Dates	—	7,293	—	—	7,293	Water Infrastructure
Asset Acquisition	April 3, 2023	—	4,000	—	—	4,000	Water Services
Asset Acquisition	January 31, 2023	—	6,250	150	—	6,400	Water Infrastructure
Asset Acquisition	December 2, 2022	—	6,000	100	—	6,100	Water Infrastructure
Noncontrolling Interests in Big Spring Recycling System	December 2, 2022	910,612	22,000	—	7,313	29,313	Water Infrastructure
Breakwater	November 1, 2022	9,181,144	16,701	—	88,188	104,889	Water Services & Water Infrastructure
Cypress	November 1, 2022	952,753	—	—	9,194	9,194	Water Infrastructure
Nuverra	February 23, 2022	4,203,323	—	—	35,854	35,854	Water Services & Water Infrastructure
Total		15,247,832	$224,948	$281	$140,549	$365,778

2024 Asset Acquisitions

During the year ended December 31, 2024, the Company acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from eight transactions for $14.6 million inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $8.6 million in property and equipment, $6.0 million in land, $1.5 million in intellectual property, $0.1 million in other long-term assets and $1.6 million in asset retirement obligations and other liabilities.

Bobcat Acquisition

On April 18, 2024, the Company completed the acquisition of equity interests of certain subsidiaries of Bobcat SWIW Holdings, LLC (the “Bobcat Acquisition”). The Company paid total consideration of $8.1 million at closing. The Bobcat Acquisition strengthened Select’s Marcellus/Utica disposal operations and allows the Company to offer more comprehensive produced water solutions to its customers in the region.

The Bobcat Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities were finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment. The Company incurred

$0.2 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Cash paid	$8,070
Total consideration transferred	8,070
Less: identifiable assets acquired
Working capital	(285)
Property and equipment	8,291
Customer relationships	535
Long-term ARO	(471)
Total identifiable net assets acquired	$8,070

Trinity Acquisition

On April 1, 2024, the Company completed the acquisition of Trinity Acquisition Holdings, LLC (d/b/a Trinity Environmental Services) and related entities (the “Trinity Acquisition”). The Company paid initial consideration of $29.4 million at closing and an additional $1.5 million in purchase consideration later in 2024 due to post-closing adjustments. The acquisition strengthened Select’s Permian Basin disposal operations with 22 saltwater disposal wells while also adding one Gulf Coast slurry well and one Midcon region saltwater disposal well. Additionally, the Trinity Acquisition encompasses permits for nine future saltwater disposal well locations, 14 miles of owned pipeline and approximately 79 miles of customer pipeline integrally connected to Trinity’s facilities. These additions allow the Company to offer more comprehensive produced water solutions to its customers in Texas and New Mexico.

The Trinity Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities and have been finalized as of December 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $1.8 million and $0.1 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and during the year ended December 31, 2023, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Cash paid	$30,832
Total consideration transferred	30,832
Less: identifiable assets acquired
Working capital	(408)
Property and equipment	41,706
Right-of-use assets	182
Long-term ARO	(10,149)
Long-term lease liabilities	(499)
Total identifiable net assets acquired	30,832
Fair value allocated to net assets acquired	$30,832

Buckhorn Acquisition

On March 1, 2024, the Company completed the acquisition of equity interests of certain subsidiaries of Buckhorn Waste Services, LLC and Buckhorn Disposal, LLC (the “Buckhorn Acquisition”). The Company paid initial consideration of $17.9 million in cash at closing and will pay an additional $0.9 million in cash purchase consideration during 2025 due to post-closing adjustments. The acquisition strengthened Select’s solids waste management capabilities in the Bakken region, adding additional landfills in North Dakota and in Montana to support Select’s existing landfill operations in the region.

The Buckhorn Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets and current liabilities and have been finalized as of December 31, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and a portion of the goodwill acquired is deductible for income tax purposes. The goodwill reflects the strategic benefits of expanding the landfill footprint in the Bakken region and the synergies of integrating our existing assets and activities with Buckhorn’s operations. The Company incurred $0.8 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Purchase consideration	$18,781
Total consideration transferred	18,781
Less: identifiable assets acquired and liabilities assumed
Working capital	752
Property and equipment	19,665
Customer relationships	4,100
Deferred tax liabilities	(2,393)
Long-term ARO	(6,898)
Total identifiable net assets acquired	15,226
Goodwill	3,555
Fair value allocated to net assets acquired	$18,781

Iron Mountain Energy Acquisition

On January 8, 2024, the Company acquired substantially all of the assets and operations of Iron Mountain Energy, LLC (the “Iron Mountain Acquisition”). The Company paid total consideration of $14.0 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Iron Mountain Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities were finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The Company incurred $0.5 million and $0.1 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and during the year ended December 31, 2023, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Cash paid	$14,000
Total consideration transferred	14,000
Less: identifiable assets acquired and liabilities assumed
Working capital	(3,974)
Property and equipment	21,876
Long-term ARO	(3,902)
Total identifiable net assets acquired	14,000
Goodwill	—
Fair value allocated to net assets acquired	$14,000

Tri-State Water Logistics Acquisition

On January 3, 2024, the Company acquired the assets and operations of Tri-State Water Logistics, LLC and certain of its affiliates (the “Tri-State Acquisition”). The Company paid total consideration of $58.3 million at closing. The acquisition strengthened Select’s fluids and solids treatment and disposal assets and operations in the Haynesville region.

The Tri-State Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities were finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill reflects the strategic benefits of enhancing Select’s fluids and solids treatment and disposal footprint in the Haynesville region and the synergies from integrating Select’s existing assets and operations with Tri-State’s operations. The Company incurred $0.8 million and $1.1 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and during the year ended December 31, 2023, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Cash paid	$58,330
Total consideration transferred	58,330
Less: identifiable assets acquired and liabilities assumed
Working capital	(1,428)
Property and equipment	44,613
Right-of-use assets	1,028
Customer relationships	10,240
Long-term ARO	(2,569)
Long-term lease liabilities	(956)
Total identifiable net assets acquired	50,928
Goodwill	7,402
Fair value allocated to net assets acquired	$58,330

Rockies produced water gathering and disposal infrastructure Acquisition

On January 1, 2024, the Company acquired certain disposal assets, operations and disposal and recycling permits in the Rockies region (the “Rockies Infrastructure Acquisition”). The Company paid total consideration of $18.1 million at closing. The acquisition strengthened the Company’s water disposal assets and operations in the Rockies region.

The Rockies Infrastructure Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities were finalized as of September 30, 2024. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill reflects the strategic benefits of expanding the disposal footprint in the Rockies region and the synergies from integrating our existing assets and activities with the Rockies Infrastructure disposal well and potential to drill more disposal wells on the acquired property. The Company incurred $0.3 million of transaction-related costs related to this acquisition during the year ended December 31, 2024, and such costs are included in selling, general and administrative within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Cash paid	$18,100
Total consideration transferred	18,100
Less: identifiable assets acquired and liabilities assumed
Working capital	(500)
Property and equipment	8,266
Customer relationships	8,230
Long-term ARO	(471)
Total identifiable net assets acquired	15,525
Goodwill	2,575
Fair value allocated to net assets acquired	$18,100

A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of December 31, 2024 for the Company’s 2024 business acquisitions is located below (in thousands):

Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

			(in thousands)
Consideration transferred
Purchase consideration	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
Total consideration transferred	8,070	30,832	18,781	14,000	58,330	18,100	148,113

Less: identifiable assets acquired and liabilities assumed
Working capital	(285)	(408)	752	(3,974)	(1,428)	(500)	(5,843)
Property and equipment	8,291	41,706	19,665	21,876	44,613	8,266	144,417
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	535	—	4,100	—	10,240	8,230	23,105
Deferred tax liabilities	—	—	(2,393)	—	—	—	(2,393)
Long-term ARO	(471)	(10,149)	(6,898)	(3,902)	(2,569)	(471)	(24,460)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	30,832	15,226	14,000	50,928	15,525	134,581
Goodwill	—	—	3,555	—	7,402	2,575	13,532
Fair value allocated to net assets acquired	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113

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

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred
Class A common stock (9,181,144 shares)(1)	$88,188
Cash paid	16,701
Total consideration transferred	104,889
Less: identifiable assets acquired and liabilities assumed
Working capital	22,444
Property and equipment	69,506
Right-of-use assets	180
Customer relationships	40,060
Other long-term assets	120
Long-term debt	(1,979)
Long-term lease liabilities	(125)
Noncontrolling interest(2)	(30,000)
Total identifiable net assets acquired	100,206
Goodwill	4,683
Fair value allocated to net assets acquired	$104,889
(1)	During the year ended December 31, 2023, the parties agreed that 46,888 shares of Class A common stock would be returned to Select related to working capital adjustments. These shares were cancelled in 2023.
(2)	The noncontrolling interests acquired on November 1, 2022 were subsequently purchased on December 2, 2022, thereby giving the Company 100% ownership of BSRS.

Big Spring Recycling System Noncontrolling Interests

In connection with Select’s acquisition of Breakwater on November 1, 2022, Select acquired all noncontrolling interests in the BSRS on December 2, 2022. BSRS includes significant pipeline, storage, recycling and disposal infrastructure assets in the Midland Basin. The consideration paid included $7.3 million based on the closing price of the Company’s shares of Class A common stock on December 1, 2022, and $22.0 million in cash for total consideration of $29.3 million. The consideration transferred included 910,612 shares of Class A common stock. This equity transaction enabled Select to simplify the BSRS operations and decision-making processes and provided potential revenue and cost synergies. This transaction was accounted for primarily as a reduction of noncontrolling interests.

2022 Asset Acquisition

On December 2, 2022, the Company acquired certain assets and revenue-producing contracts in the Midland Basin from an entity for $6.1 million inclusive of $0.1 million of acquisition-related costs. The asset acquisition allocation was $3.9 million in property and equipment and $2.2 million in customer relationships. Many of the assets acquired are adjacent to the BSRS, with connectivity into the BSRS providing future revenue and cost synergies.

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

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

The Nuverra Acquisition was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The Company engaged third-party valuation experts to assist in the purchase price allocation. These estimates, judgments and assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of December 31, 2022. The Nuverra debt, including accrued interest, totaled $18.8 million, and was repaid during the year ended December 31, 2022, after the acquisition was completed. The assets acquired and liabilities assumed are included in the Company’s Water Services and Water Infrastructure segments. The Company incurred $0.7 million and $4.1 million of transaction-related costs related to this acquisition during the years ended December 31, 2023 and 2022, respectively, and such costs are included in selling, general and administrative within the consolidated statements of operations. Further, the Company assumed $1.6 million of severance liabilities in connection with the Nuverra Acquisition, that, outside of a nominal amount were paid in 2022.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Purchase price allocation	Amount
Consideration transferred	(in thousands)
Class A common stock (4,203,323 shares)	$35,854
Total consideration transferred	35,854
Less: identifiable assets acquired and liabilities assumed
Working capital	6,893
Property and equipment	65,780
Right-of-use assets	2,931
Other long-term assets	100
Long-term debt	(18,780)
Long-term ARO	(12,980)
Other long-term liabilities	(1,439)
Total identifiable net assets acquired	42,505
Bargain Purchase Gain	(6,651)
Fair value allocated to net assets acquired, net of bargain purchase gain	$35,854

NOTE 4—ABANDONMENTS AND OTHER COSTS

A summary of impairments to and abandonment of property and equipment for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)

Abandonment of property and equipment
Water Infrastructure	$860	$432	$—
Water Services	331	1,070	—
Other	46	—	—
Total abandonment of property and equipment	$1,237	$1,502	$—

The $1.2 million and $1.5 million expense for abandonment of property and equipment during the years ended December 31, 2024 and December 31, 2023, respectively primarily resulted from the write-off assets that are no longer utilized in operational activities.

A summary of severance and lease abandonment costs for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)

Severance
Selling, general and administrative	$648	$—	$—
Total severance expense	$648	$—	$—

Lease abandonment costs
Water Infrastructure	$350	$7	$(42)
Water Services	8	34	414
Chemical Technologies	—	1	60
Other	—	—	17
Total lease abandonment costs	$358	$42	$449

See “Note 2—Significant Accounting Policies” for further detail on the 2024 severance.

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

NOTE 5—REVENUE

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

The following factors are applicable to all three of the Company’s segments for the years 2024, 2023 and 2022, respectively:

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

In the Water Infrastructure and Water Services segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. The Company recognizes revenue from certain sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

As of December 31, 2024, 2023, and 2022, the Company reported no contract assets and had contract liabilities of $1.1 million, $1.7 million, and $0.3 million, respectively. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $1.7 million and $0.3 million, respectively, related to contract liabilities existing as of the end of the prior year. Additionally, the Company recognized $8.2 million of revenue during the year ended December 31, 2022, related to a contract liability outstanding as of December 31, 2021.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2024, there were no material rental agreements in effect lasting more than one year. During 2024, 2023 and 2022, approximately $78.7 million, $83.3 million and $75.9 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial, and there were no material in-process customer agreements for this segment as of December 31, 2024 lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Geographic Region
Permian Basin	$702,014	$759,303	$646,225
Rockies	209,934	231,306	155,854
Eagle Ford	154,887	163,366	152,467
Marcellus/Utica	141,267	160,839	140,859
Bakken	91,162	96,338	78,794
Mid-Continent	85,342	100,510	119,753
Haynesville/E. Texas	79,036	84,028	103,056
Eliminations and other regions	(11,567)	(10,337)	(9,588)
Total	$1,452,075	$1,585,353	$1,387,420

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Bakken and Marcellus/Utica, which collectively comprised 75%, 75% and 78% of segment revenue for 2024, 2023 and 2022, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 72%, 70% and 68% of segment revenue for 2024, 2023 and 2022, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Midcon and Rockies, which collectively comprised 84%, 86% and 76% of segment revenue for 2024, 2023 and 2022, respectively.

NOTE 6—LEASES

As of December 31, 2024, the Company was the lessee for 364 operating leases with durations greater than a year, 17 subleases, 74 finance leases, and is the lessor for five owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) vehicles and equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Due to the volatility of the price of a barrel of oil and the short-term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments as of December 31, 2024 do not reflect all of the Company’s short-term lease commitments.

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

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $2.1 million, $1.7 million and $1.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Property tax expense of $1.3 million, $1.1 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in variable lease costs, but excluded from the lease expense referenced in the table below.

The lease disclosures in this “Note 6—Leases” exclude revenue governed by the lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See “Note 5—Revenue” for a comprehensive discussion on revenue recognition.

The financial impact of leases is listed in the tables below:

		As of December 31,
Balance Sheet	Classification	2024	2023

		(in thousands)
Assets
Right-of-use assets(1)	Long-term right-of-use assets	$36,851	$39,504
Finance lease assets	Property and equipment, net	528	724
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$16,439	$15,005
Operating lease liabilities ― LT	Long-term operating lease liabilities	31,092	37,799
Finance lease liabilities ― ST	Current portion of finance lease obligations	211	194
Finance lease liabilities ― LT	Other long-term liabilities	351	547

(1)	Right-of-use asset impairment of $0.6 million, zero and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, is recorded within lease abandonment costs in the accompanying consolidated statements of operations.

Statements of Operations and		Year ended December 31,
Cash Flows	Classification	2024	2023	2022

		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and selling, general and administrative	$14,138	$14,271	$13,975
Lease abandonment costs	Lease abandonment costs	358	42	449

Short-term agreements:	Cost of revenue	$109,259	$114,143	$96,182

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$217	$126	$110
Interest on lease liabilities	Interest expense, net	28	27	2

Lessor income:
Sublease income	Cost of revenue, selling, general and administrative and lease abandonment costs	$1,853	$1,648	$1,514
Lessor income	Cost of revenue	151	251	317

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$19,485	$19,904	$21,437
Cash paid for finance leases lease interest	Operating cash flows	28	27	2
Cash paid for finance leases	Financing cash flows	231	98	112

	As of December 31,

Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	3.8	4.4
Finance leases	2.6	3.5
Weighted-average discount rate
Operating leases	5.4%	4.9%
Finance leases	7.0%	7.0%

The Company has the following operating and finance lease commitments as of December 31, 2024:

Period	Operating Leases(1)	Finance Leases	Total

	(in thousands)
2025	$22,143	$242	$22,385
2026	13,180	242	13,422
2027	8,183	125	8,308
2028	4,942	3	4,945
2029	3,000	—	3,000
Thereafter	3,602	—	3,602
Total minimum lease payments	$55,050	$612	$55,662

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Short-term leases excluded from balance sheet	3,675	—	3,675
Imputed interest	3,844	50	3,894
Total reconciling items	7,519	50	7,569
Total liabilities per balance sheet	$47,531	$562	$48,093

(1)	The table above excludes sublease and lessor income of $2.0 million during 2025, $1.5 million during 2026, $0.3 million during 2027 and $0.1 million thereafter.

NOTE 7—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2024	2023

	(in thousands)
Raw materials	$24,884	$25,183
Finished goods	13,563	13,470
Total	$38,447	$38,653

During the year ended December 31, 2024, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.6 million. During the year ended December 31, 2023, the Company recorded charges to the reserve for excess and obsolete inventory of $2.3 million. Both credits and charges to the reserve for excess and obsolete inventory were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.8 million and $5.5 million as of the years ended December 31, 2024 and December 31, 2023, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

	(in thousands)
Machinery and equipment	$581,566	$608,780
Gathering and disposal infrastructure	309,854	87,354
Recycling facilities	115,227	68,875
Buildings and leasehold improvements	109,520	111,650
Pipelines	103,425	103,171
Land	39,960	23,745
Vehicles and equipment	13,870	19,007
Computer equipment and software	7,864	3,038
Computer equipment and software - finance lease	904	883
Machinery and equipment - finance lease	519	519
Office furniture and equipment	453	772
Vehicles and equipment - finance lease	14	27
Construction in progress	122,310	117,168
	1,405,486	1,144,989
Less accumulated depreciation(1)	(679,832)	(627,408)
Total property and equipment, net	$725,654	$517,581

(1)	Includes $0.9 million and $0.7 million of accumulated depreciation related to finance leases as of December 31, 2024 and December 31, 2023, respectively.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 9—Goodwill and Other Intangible Assets” is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Category
Depreciation expense from property and equipment	$137,391	$122,078	$103,141
Amortization expense from finance leases	217	126	110
Amortization expense from intangible assets	17,079	17,873	11,350
Accretion expense from asset retirement obligations	2,260	1,012	1,115
Total depreciation, amortization and accretion	$156,947	$141,089	$115,716

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See “Note 4—Abandonments and Other Costs” for impairment and abandonment of property and equipment during the years ended December 31, 2024, 2023 and 2022.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $13.5 million of goodwill in connection with the Company’s 2024 acquisitions. The Company recorded $4.7 million of goodwill in connection with the Breakwater Acquisition during the year ended December 31, 2023. See “Note 3—Acquisitions” for additional information. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist. The annual impairment tests are based on Level 3 inputs

(see “Note 13—Fair Value Measurement”). During the fourth quarter of 2024, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying value of goodwill.

The changes in the carrying amounts of goodwill by reportable segment for the year ended December 31, 2024 and 2023 is as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2023	$3,245	$1,438	$4,683
Additions	13,532	—	13,532
Balance as of December 31, 2024	$16,777	$1,438	$18,215

The components of other intangible assets as of December 31, 2024 and 2023 are as follows:

	As of December 31, 2024			As of December 31, 2023
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Value	Amortization	Value	Value	Abandonment	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,706	$(76,638)	$111,068	$164,600	$—	$(61,216)	$103,384
Patents and other intellectual property	14,272	(8,521)	5,751	12,772	—	(7,090)	5,682
Trademarks	—	—	—	14,360	(11,106)	(3,254)	—
Water rights and other	3,125	(1,510)	1,615	2,803	—	(2,711)	92
Total definite-lived	205,103	(86,669)	118,434	194,535	(11,106)	(74,271)	109,158
Indefinite-lived
Water rights	5,281	—	5,281	7,031	—	—	7,031
Total indefinite-lived	5,281	—	5,281	7,031	—	—	7,031
Total other intangible assets, net	$210,384	$(86,669)	$123,715	$201,566	$(11,106)	$(74,271)	$116,189

For a discussion of the abandonment of the trademark, See “Note 4—Abandonments and Other Costs.”

During the year ended December 31, 2024, the Company added $23.1 million in customer relationships and $1.5 million in intellectual property in connection with the Company’s 2024 acquisitions. During the year ended December 31, 2024, the Company also reclassified a $1.8 million water right from indefinite-lived to definite-lived, as it is more likely than not that this right will not be renewed beyond 2027. During the year ended December 31, 2023, the Company added $6.4 million in customer relationships in connection with finalizing the Breakwater purchase price allocation and an asset acquisition adjacent to the BSRS facility. The weighted-average periods for customer relationships and patents and other intellectual property were 12.7 years and 9.7 years, respectively, and the weighted-average remaining amortization periods for customer relationships and patents and other intellectual property were 8.4 years and 5.2 years, as of December 31, 2024. The indefinite-lived water rights and trademarks are generally subject to renewal every five to ten years.

See “Note 8—Property and Equipment” for the amortization expense during the years ended December 31, 2024, 2023 and 2022, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2025	$17,511
2026	17,424
2027	16,922
2028	14,655
2029	14,114
Thereafter	37,808
Total	$118,434

NOTE 10—DEBT

Prior Sustainability-linked credit facility and revolving line of credit

On March 17, 2022 (the “Restatement Date”), SES Holdings and Select Water Solutions, LLC (“Select LLC”), formerly Select Energy Services, LLC and a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Prior Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Prior Administrative Agent”) (which amended and restated the Credit Agreement dated November 1, 2017 by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and the Prior Administrative Agent (the “Prior Credit Agreement”)). The Prior Sustainability-Linked Credit Facility also has a sublimit of $40.0 million for letters of credit and $27.0 million for swingline loans, respectively. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by $135.0 million during the first three years following the Restatement Date.

The Prior Sustainability-Linked Credit Facility permits extensions of credit up to the lesser of $270.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Billed Receivables (as defined in the Prior Sustainability-Linked Credit Facility), plus (ii) 75% of Eligible Unbilled Receivables (as defined in the Prior Sustainability-Linked Credit Facility), provided that this amount will not equal more than 35% of the borrowing base, plus (iii) the lesser of (A) the product of 70% multiplied by the value of Eligible Inventory (as defined in the Prior Sustainability-Linked Credit Facility) at such time and (B) the product of 85% multiplied by the Net Recovery Percentage (as defined in the Prior Sustainability-Linked Credit Facility) identified in the most recent Acceptable Appraisal of Inventory (as defined in the Prior Sustainability-Linked Credit Facility), multiplied by the value of Eligible Inventory at such time, provided that this amount will not equal more than 30% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the Prior Sustainability-Linked Credit Facility), if any, established by the Prior Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the Prior Sustainability-Linked Credit Facility). The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Prior Administrative Agent.

Borrowings under the Prior Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either the (a) one- or three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Prior Sustainability-Linked Credit Facility) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Prior Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Prior Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Prior Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Prior

Sustainability-Linked Credit Facility will bear interest at 2.00% plus the otherwise applicable interest rate. The Prior Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Restatement Date.

Level	Average Excess Availability	Base Rate Margin	SOFR Margin

I	< 33.33% of the commitments	1.25%	2.25%
II	< 66.67% of the commitments and ≥ 33.33% of the commitments	1.00%	2.00%
III	≥ 66.67% of the commitments	0.75%	1.75%

Level	Average Revolver Usage	Unused Line Fee Percentage

I	≥ 50% of the commitments	0.250%
II	< 50% of the commitments	0.375%

Under the Prior Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to adjustments based on Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric and (ii) barrels of produced water recycled at permanent or semi-permanent water treatment and recycling facilities owned or operated, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.0 basis points and the adjustment for the fee margin is a range of plus and minus 1.0 basis point, subject to the mechanics under the Prior Sustainability-Linked Credit Facility.

The obligations under the Prior Sustainability-Linked Credit Facility are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries.

The Prior Sustainability-Linked Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Prior Sustainability-Linked Credit Facility to be immediately due and payable.

In addition, the Prior Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Prior Sustainability-Linked Credit Facility and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $33.75 million or (b) if SES Holdings’ fixed charge coverage ratio is at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $27.0 million. Additionally, the Prior Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing Tax Receivable Agreements. See “Note 12—Related Party Transactions—Tax Receivable Agreements” for further discussion of the Tax Receivable Agreements.

The Prior Sustainability-Linked Credit Facility also requires SES Holdings to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Prior Sustainability-Linked Credit Facility is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Prior Sustainability-Linked Credit Facility has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days.

Certain lenders party to the Prior Sustainability-Linked Credit Facility and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Company and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Company’s securities and/or instruments.

The Company had $85.0 million and zero outstanding under the Prior Sustainability-Linked Credit Facility as of December 31, 2024 and December 31, 2023, respectively. The interest rate applied to our outstanding borrowings under the Prior Sustainability-Linked Credit Facility as of December 31, 2024 was 6.47%.  As of December 31, 2024 and December 31, 2023, the borrowing base under the Prior Sustainability-Linked Credit Facility was $218.8 million and $267.4 million, respectively. The borrowing capacity under the Prior Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.0 million and $17.1 million as of December 31, 2024 and December 31, 2023, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Prior Sustainability-Linked Credit Facility was $114.8 million as of December 31, 2024.

The principal maturities of debt outstanding as of December 31, 2024 were as follows:

Year Ending December 31,	Debt Maturities
(in thousands)
2025	$—
2026	—
2027	85,000
Total	$85,000

In connection with the entry into the Prior Sustainability-Linked Credit Facility, the Company incurred $2.1 million of debt issuance costs during the year ended December 31, 2022. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total unamortized debt issuance costs as of December 31, 2024 and December 31, 2023, were $1.1 million and $1.6 million, respectively. As these debt issuance costs relate to a revolving line of credit, they are presented as a deferred charge within other assets on the consolidated balance sheets. Amortization expense related to debt issuance costs was $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company was in compliance with all debt covenants as of December 31, 2024.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc.2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing shares that are withheld or surrendered to the Company for payment of any exercise price or taxes, or awards that expire, are canceled, forfeited, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of December 31, 2024, there were 8,783,179 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of December 31, 2024 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporated assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2024 is as follows:

	For the year ended December 31, 2024
				Weighted-average
		Weighted-average	Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,654,952	$10.14	$17.01	3.2	$—
Exercised	(432,268)	10.85	8.79		—
Expired	(192,089)	7.55	20.01		—
Ending balance, outstanding	1,030,595	$9.38	$19.89	2.5	$1,399
Ending balance, exercisable	1,030,595	$9.38	$19.89	2.5	$1,399
Nonvested as of December 31, 2024	—	N/A	$—
(a)	Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $13.24 and $7.59 as of December 31, 2024 and 2023, respectively.

The Company recognized zero compensation expense related to stock options during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $12.2 million, $16.8 million and $14.3 million related to the restricted stock awards for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $14.3 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards. During 2024 and 2023, the Company paid $7.7 million and $4.3 million, respectively, to repurchase shares in connection with employee minimum tax withholding obligations on vested shares.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2024 is as follows:

	For the year ended December 31, 2024
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2023	3,758,692	$7.32
Granted	1,528,167	9.34
Vested	(2,491,644)	7.58
Forfeited	(124,805)	8.43
Nonvested as of December 31, 2024	2,670,410	$8.18

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

The fair value on the date the PSUs were granted during 2024, 2023 and 2022 was $5.2 million, $5.3 million and $5.0 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $14.1 million, $0.6 million, and $1.3 million related to the PSUs for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the unrecognized compensation cost related to our unvested PSUs is estimated to be $9.1 million and is expected to be recognized over a weighted-average period of 1.6 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of December 31, 2024:

PSUs
Nonvested as of December 31, 2023	1,946,726
Target shares granted	623,170
Target shares vested (1)	(303,917)
Target shares added by performance factor	27,630
Target shares forfeited (1)	(305,401)
Target shares outstanding as of December 31, 2024	1,988,208
(1)	The PSUs granted in 2021 related to ROA vested at 110% of target and the FCF PSUs were forfeited.

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

Share Repurchases

During the years ended December 31, 2024 and 2023, the Company repurchased zero and 8,050,282 shares, respectively, of Class A common stock in the open market and repurchased 1,242,678 and 567,702 shares, respectively, of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2024, the repurchases were accounted for as a decrease to paid in-capital of $11.6 million and a decrease to Class A common stock of approximately $12,000. Most option exercises were conducted on a net basis, which involves a reduction in shares for both the strike price relative to the trading price on the exercise date and for tax withholdings.

The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to our share repurchase program (the “Stock Buyback Tax”).

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2024, 2023 and 2022.

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

Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. The development of future cash flows and the estimate of fair value represents the Company’s best estimates based on industry trends and reference to market transactions and are subject to variability.

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2024, 2023 and 2022.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2023 and 2022.

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

Other fair value considerations

Also, see “Note 3—Acquisitions” for a discussion of the fair value incorporated into the purchase price allocation for acquisitions occurring during the years ended December 31, 2024, 2023 and 2022.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of December 31, 2024 and 2023 due to the short-term nature of these instruments. The carrying value of debt as of December 31, 2024 approximates fair value due to variable market rates of interest. The Company had no outstanding debt as of December 31, 2023. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the year ended December 31, 2024, sales to related parties were $0.7 million and purchases from related-party vendors were $24.7 million. These purchases consisted of $15.2 million relating to the rental of certain equipment or other services used in operations, $4.3 million related to purchases of property and equipment, $2.8 million relating to management, consulting and other services and $2.4 million related to inventory and other consumables.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of December 31, 2024, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock. During 2024, TRA Holders who are related parties received TRA payments of $0.2 million.

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

The Company has recognized a liability associated with the Tax Receivable Agreements as of December 31, 2024 and December 31, 2023 of $38.5 million and $38.2 million, respectively because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both December 31, 2024, and December 31, 2023. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, both upward and downward, based on several factors which include, the remaining unexchanged partners exchange their units, changes in our economic projections and actual results, and the value of our stock on a per share basis. The Company made payments of $0.5 million to TRA Holders during 2024. See “Note 15 – Income Taxes” below for additional information.

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

The Company’s effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 27.7%, (316.4%) and 1.7% respectively. The effective tax rate for the year ended December 31, 2024, differs from the statutory rate of 21% for 2024 due to net income allocated to noncontrolling interests, state income taxes and nondeductible items. The effective tax rates for the years ended December 31, 2023 and 2022 differ from the statutory rate of 21% for 2023 and 2022 due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

The components of the federal and state income tax (benefit) expense are summarized as follows:

	For the year ended
	December 31,
	2024	2023	2022

	(in thousands)
Current tax expense (benefit)
Federal income tax expense	$55	$200	$163
State and local income tax expense	1,013	1,563	982
Total current expense	1,068	1,763	1,145
Deferred tax expense (benefit)
Federal income tax expense (benefit)	13,633	(57,807)	—
State and local income tax benefit	(1,133)	(4,152)	(188)
Total deferred expense (benefit)	12,500	(61,959)	(188)
Total income tax expense (benefit)	$13,568	$(60,196)	$957
Tax expense (benefit) attributable to controlling interests	$13,422	$(60,443)	$838
Tax expense attributable to noncontrolling interests	146	247	119
Total income tax expense (benefit)	$13,568	$(60,196)	$957

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21% for 2024, 2023 and 2022 is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Provision calculated at federal statutory income tax rate:
Income before equity in losses of unconsolidated entities and taxes	$49,370	$20,823	$56,724
Equity in losses of unconsolidated entities	(352)	(1,800)	(913)
Income before taxes	49,018	19,023	55,811
Statutory rate	21%	21%	21%
Income tax expense computed at statutory rate	10,294	3,995	11,720
Less: noncontrolling interests	(1,021)	(1,011)	(1,688)
Income tax expense attributable to controlling interests	9,273	2,984	10,032
State and local income taxes, net of federal benefit	1,220	1,302	699
State rate change	253	644	488
Change in subsidiary tax status	—	—	—
Deferred tax adjustments and carryforward expirations	7,439	1,665	122
Change in valuation allowance	(6,586)	(71,164)	(11,042)
Nondeductible items	1,823	4,126	539
Income tax expense (benefit) attributable to controlling interests	13,422	(60,443)	838
Income tax expense attributable to noncontrolling interests	146	247	119
Total income tax expense (benefit)	$13,568	$(60,196)	$957

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 2024, the Company had deferred tax assets of $46.3 million and deferred tax liabilities of $0.4 million. As of December 31, 2023, the Company had deferred tax assets of $61.9 million and deferred tax liabilities of $0.3 million. Deferred tax liabilities are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	For the year ended
	December 31,
	2024	2023

	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$33,695	$69,407
Net operating losses	89,883	95,912
Credits and other carryforwards	20,300	5,363
Other	7,827	3,526
Total deferred tax assets before valuation allowance	151,705	174,208
Valuation allowance	(105,366)	(112,282)
Total deferred tax assets	46,339	61,926
Deferred tax liabilities
Property and equipment	365	300
Other	—	9
Total deferred tax liabilities	365	309
Net deferred tax assets	$45,974	$61,617

The change in the valuation allowance is as follows:

	For the year ended
	December 31,
	2024	2023

	(in thousands)
Balance at the beginning of the year	$112,282	$183,915
Deductions(1)(2)	(6,916)	(71,633)
Balance at the end of the year	$105,366	$112,282

(1)	For the year ended December 31, 2024, the net decrease is primarily a result of adjustments to fully reserved deferred tax assets and expiring tax attributes.
(2)	For the year ended December 31, 2023, the net decrease is primarily a result of change in the assessment of realization of deferred income tax assets based on improvement in operating profitability.

We regularly review our deferred tax assets for realization and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Prior to 2023, we maintained a full valuation allowance against our deferred tax assets. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income / loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. As of December 31, 2023, the Company evaluated all available positive and negative evidence and determined that $61.9 million of the valuation allowance as of December 31, 2023, associated with deferred tax assets should be released because the Company believed that it had become more likely than not that the deferred tax assets would be realized. In the Company's evaluation of the need for and amount of a valuation allowance on its deferred tax assets, the Company placed the most weight on objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the cumulative pre-tax income that the Company generated over the past three-year period and the expectation of income in future periods. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to deferred income tax expense for the year ended December 31, 2023. The Company continues to evaluate the realizability of its deferred tax assets as of December 31, 2024 and make adjustments based upon the available positive and negative evidence.

As of December 31, 2024, the Company and certain of its corporate subsidiaries had approximately $167.3 million of tax-affected U.S. federal net operating loss carryforwards (“NOLs”), $87.8 million of which the Company expects will expire unused beginning in 2031 due to applicable IRC Section 382 limitations and such NOLs have not been included in the deferred taxes table above. The Company also has tax-affected state NOLs of approximately $15.9 million, $6.9 million of which the Company expects will expire unused due to state law limitations similar to IRC Section 382 and the remaining $9.0 million of which will begin to expire in 2025, and tax-affected non-U.S. NOLs of approximately $1.4 million, which will begin to expire in 2035. As of December 31, 2024, the Company had approximately $15.2 million of tax-affected capital loss carryforwards which begin to expire in 2025, $2.9 million federal tax credit carryforwards which begin to expire in 2030, and $2.0 million tax-affected disallowed interest expense carryforwards which do not expire.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2024 and 2023 there was no liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

Separate U.S. federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to income tax.

NOTE 16—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of December 31,
	2024	2023

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(1,570)	$614
Noncontrolling interests attributable to holders of Class B common stock	123,584	119,070
Total noncontrolling interests	$122,014	$119,684

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

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$30,644	$74,403	$48,278
Transfers from noncontrolling interests:
Increase in additional paid-in capital due to purchase of noncontrolling interest	—	—	1,077
Increase (decrease) in additional paid-in capital as a result of issuing shares for business combinations	—	9	(5,269)
Decrease in additional paid-in capital as a result of stock option exercises	—	—	(24)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,441	1,306	2,406
Increase in additional paid-in capital as a result of vested PSUs	311	—	—
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	262	63	445
Decrease in additional paid-in capital as a result of the Employee Stock Purchase Plan shares issued	—	—	(1)
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$32,658	$75,781	$46,912

NOTE 17— INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options to purchase

913,042, 1,654,952 and 1,666,872 shares of Class A common stock are not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2024, 2023 and 2022 respectively, as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2024

	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$35,450
Net income attributable to noncontrolling interests	(4,806)
Net income attributable to Select Water Solutions, Inc. — basic	$30,644	$30,644	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	62	62	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	67	67	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	6	6	—
Net income attributable to Select Water Solutions, Inc. — diluted	$30,779	$30,779	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,986,771	16,221,101
Dilutive effect of restricted stock		1,020,415	—
Dilutive effect of performance share units		1,093,901	—
Dilutive effect of stock options		93,236	—
Weighted-average shares of common stock outstanding — diluted		102,194,323	16,221,101
Income per share:
Basic		$0.31	$—
Diluted		$0.30	$—

	Year ended December 31, 2023
	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$79,219
Net income attributable to noncontrolling interests	(4,816)
Net income attributable to Select Water Solutions, Inc. — basic	$74,403	$74,403	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	94	94	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	43	43	—
Net income attributable to Select Water Solutions, Inc. — diluted	$74,540	$74,540	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,393,822	16,221,101
Dilutive effect of restricted stock		1,355,499	—
Dilutive effect of performance share units		615,865	—
Weighted-average shares of common stock outstanding — diluted		103,365,186	16,221,101
Income per share:
Basic		$0.73	$—
Diluted		$0.72	$—

	Year ended December 31, 2022
	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$54,854
Net income attributable to noncontrolling interests	(6,576)
Net income attributable to Select Water Solutions, Inc. — basic	$48,278	$48,278	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	31	31	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance share units	26	26	—
Net income attributable to Select Water Solutions, Inc. — diluted	$48,335	$48,335	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		95,214,033	16,221,101
Dilutive effect of restricted stock		416,671	—
Dilutive effect of performance share units		357,626	—
Dilutive effect of ESPP		349	—
Weighted-average shares of common stock outstanding — diluted		95,988,679	16,221,101
Income per share:
Basic		$0.51	$—
Diluted		$0.50	$—

NOTE 18—SEGMENT INFORMATION

Select is a leading provider of sustainable water-management and chemical solutions to the oil and gas industry in the U.S. The Company’s services are offered through three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other. The Company’s CODM is John D. Schmitz, Chairman, President and Chief Executive Officer.

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

In assessing segment results and allocating resources, the CODM places particular emphasis on significant expense categories, including cost of revenue, selling, general & administrative expenses, and depreciation, accretion, and amortization. The CODM evaluates segment performance primarily based on segment EBITDA, which serves as the key profitability measure for decision-making. The Company reports EBITDA by segment as a measure of segment performance. The Company defines EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation, amortization and accretion.

Financial information by segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the year ended December 31, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$293,862	$910,479	$260,840	$-	$(13,106)	$1,452,075
Costs of revenue excluding depreciation, amortization and accretion	(148,772)	(721,205)	(222,195)	-	13,106	(1,079,066)
Depreciation, amortization and accretion	(65,092)	(81,119)	(7,332)	(3,404)		(156,947)
Selling general and administrative	(18,332)	(30,500)	(18,620)	(92,526)		(159,978)
Other(1)	318	2,839	(484)	(2,774)		(101)

Net income						$35,450
Interest expense, net						6,965
Tax expense						13,568
Depreciation, amortization and accretion						156,947
EBITDA	$127,076	$161,613	$19,541	$(95,300)		$212,930

Capital expenditures	$131,338	$51,471	$4,405	$1,497		$188,711
Total assets, end of period	$652,870	$523,545	$136,658	$53,209		$1,366,282

	For the year ended December 31, 2023

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$235,290	$1,036,393	$323,541	$-	$(9,871)	$1,585,353
Costs of revenue excluding depreciation, amortization and accretion	(142,849)	(819,536)	(262,364)	-	9,871	(1,214,878)
Depreciation, amortization and accretion	(37,295)	(91,347)	(10,171)	(2,276)		(141,089)
Selling general and administrative	(13,641)	(40,149)	(18,151)	(83,607)		(155,548)
Other(1)	(597)	123	(10,943)	(39,005)		(50,422)

Net income						$79,219
Interest expense, net						4,393
Tax expense						(60,196)
Depreciation, amortization and accretion						141,089
EBITDA	$78,203	$176,831	$32,083	$(122,612)		$164,505

Capital expenditures	$87,583	$52,258	$11,048	$2,495		$153,384
Total assets, end of period	$364,587	$629,815	$152,437	$71,351		$1,218,190

	For the year ended December 31, 2022

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$130,422	$947,599	$318,280	$-	$(8,881)	$1,387,420
Costs of revenue excluding depreciation, amortization and accretion	(85,488)	(769,935)	(266,616)	-	8,881	(1,113,158)
Depreciation, amortization and accretion	(21,564)	(82,919)	(9,024)	(2,209)		(115,716)
Selling general and administrative	(10,205)	(37,093)	(15,074)	(56,563)		(118,935)
Other(1)	1,028	3,945	1,368	12,559		18,900

Net income						$54,854
Interest expense, net						2,700
Tax expense						957
Depreciation, amortization and accretion						115,716
EBITDA	$35,757	$144,516	$37,958	$(44,004)		$174,227

Capital expenditures	$29,860	$40,315	$4,178	$3,200		$77,553

(1)	Other includes lease abandonment costs, impairments, bargain purchase gain, gains or losses on sales of property and equipment, tax receivable agreements expense, equity in losses of unconsolidated entities and other income and expenses.

Revenue by groups of similar products and services is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Water transfer and monitoring	$364,201	$404,176	$385,720
Chemical technologies	260,840	323,541	318,280
Fluids hauling	242,186	287,503	257,405
Water recycling and reuse	128,862	110,407	31,376
Fluids disposal	112,384	72,246	62,727
Flowback and well testing	84,780	112,887	123,825
Accommodations and rentals	78,729	83,326	75,878
Water sourcing	76,176	74,693	50,695
Water containment	63,037	75,326	56,591
Pipelines and logistics	27,410	41,095	32,000
Solids management	25,206	11,542	4,260
Eliminations and other service lines	(11,736)	(11,389)	(11,337)
	$1,452,075	$1,585,353	$1,387,420

NOTE 19—SUBSEQUENT EVENTS

$550 Million Sustainability-Linked Credit Facility

On January 24, 2025 (the “Closing Date”), SES Holdings and Select LLC entered into a $550.0 million sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date.

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of the Closing Date, the Borrowing Base under the Revolving Credit Facility was $219.0 million. The Borrowing Base is thereafter calculated on a monthly basis (or if an Increased Reporting Period is in effect as described in the Sustainability-Linked Credit Facility, on a weekly basis) pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

The Term Advance Borrowing Base for the Term Loan Facility is calculated as the lesser of (i) the product of 100% multiplied by the Net Book Value of all M&E and (ii) the product of 65% multiplied by the NOLV-IP of the Term Advance Collateral. As of the Closing Date, the Term Advance Borrowing Base under the Term Loan Facility was $426.27 million. The Term Advance Borrowing Base is thereafter only subject to reporting and redetermination during the period commencing after the date that excess availability is less than the greater of (a) 25% of the lesser of (1) the aggregate revolving commitments and (2) the then-effective borrowing base (such lesser amount, the “Borrowing Limit”) and (b) $30.0 million for three or more consecutive business days and ending on the first date that excess availability has equaled or exceeded the greater of (1) 25% of the Borrowing Limit and (2) $30.0 million for 30 consecutive days.

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either Term SOFR (subject to a zero percent floor) or the Base Rate (“Base Rate” being equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) Term SOFR for a one month Interest Period as of such day, plus 1.0%), in each case plus an applicable margin. The applicable margin for Term SOFR loans under the Term Loan Facility ranges from 3.00% to 3.50% and the applicable margin for Base Rate loans under the Term Facility ranges from 2.00% to 2.50%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Additionally, the applicable margin for Term SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans under the Revolving Credit Facility ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Until March 31, 2025, the applicable margin will be (i) 3.25% for Term SOFR loans under the Term Loan Facility, (ii) 2.25% for Base Rate loans under the Term Loan Facility, (iii) 1.75% for Term SOFR loans under the Revolving Credit Facility, and (iv) 0.75% for Base Rate loans under the Revolving Credit Facility. Interest is payable monthly in arrears for Base Rate loans and, for Term SOFR loans, at the end of each applicable Interest Period, which may be one month or three months at Select LLC’s election. A commitment fee accrues on the unused commitments under the Revolving Credit Facility at either 0.25% per annum or 0.375% per annum depending on Select LLC’s average utilization of the Revolving Credit Facility in the preceding calendar month and is payable monthly in arrears. Until February 28, 2025, the commitment fee rate is 0.375% per annum. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Closing Date or the earlier termination in full of the Commitments.

Under the Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to annual adjustments based on the Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric, and (ii) barrels of recycled produced water recycled at facilities of the Credit Parties, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.00 basis points and the adjustment for the commitment fee rate is a range of plus and minus 1.00 basis point, subject to the mechanics under the Sustainability-Linked Credit Facility. As of the Closing Date, the margin adjustment in effect is a reduction of 5.00 basis points and the commitment fee adjustment in effect is a reduction of 1.00 basis point.

The obligations under the Sustainability-Linked Credit Facility are guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries that are guarantors.

The Sustainability-Linked Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Sustainability-Linked Credit Facility to be immediately due and payable.

In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default or event of default exists under the Sustainability-Linked Credit Facility or would result from the making of such distribution and (a) the fixed charge coverage ratio of SES Holdings is equal to or greater than 1.0 to 1.0 on a pro forma basis, (b) the leverage ratio of SES Holdings is not greater than 3.5 to 1.0 on a pro forma basis, (c) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the Borrowing Limit and (2) $27.0 million. Additionally, the Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing tax receivable agreements, subject to certain limitations.

The Sustainability-Linked Credit Facility also requires SES Holdings to maintain (i) a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) a leverage ratio of not more than 3.5 to 1.0, in each case, as of the last day of any fiscal quarter.

Beginning with the first full quarter ending after the first anniversary of the closing date, the Term Loan Facility will amortize in quarterly installments equal to $15.625 million (subject to reduction of such amount on account of certain prepayments). Upon the repayment in full of the Term Loan Facility, certain terms of the Sustainability-Linked Credit Facility will be automatically adjusted (including the conditions to the making of cash distributions and the financial maintenance covenants) and the Term Advance Collateral will be released as Collateral, in each case, as described in the Sustainability-Linked Credit Facility.

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

In connection with the entry into the Sustainability-Linked Credit Facility, the obligations of SES Holdings, Select LLC and their applicable subsidiaries under the Prior Sustainability-Linked Credit Facility were repaid in full and the Prior Sustainability-Linked Credit Facility was terminated on the Closing Date.

Colorado Water Rights and Storage Consolidation

On February 14, 2025, the Company entered into a new partnership arrangement through AV Farms, LP, a newly-formed Delaware limited partnership (“AV Farms”), pursuant to a limited partnership agreement (the “LPA”) by and among Select Water Reuse, LLC, a wholly-owned subsidiary of the Company (“SWR”), C&A Rollover Company, LLC, (“C&A”) and Geneses Water, L.P., (“Geneses”), as limited partners, and AV Farms Management, LLC as the general partner (the “General Partner”), effective as of February 28, 2025. The General Partner will manage the day-to-day management and operations of AV Farms.

AV Farms was formed to consolidate and commercialize one of the largest water holdings and storage portfolios in Colorado with plans to partner with municipal, industrial and agricultural customers.

Initially, SWR agreed to contribute $62 million in capital contributions to AV Farms. SWR expects to ratably increase its ownership position in AV Farms through the contribution of approximately an additional $84 million over a three-year period to support any additional water rights acquisitions and infrastructure buildout requirements.

Concurrently, each of SWR, C&A and Geneses owns approximately 35%, 40% and 25%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of the General Partner.

Beginning on February 29, 2028, and continuing for the succeeding 24 months thereafter, SWR has a call option, and each of C&A and Geneses has a put option, in either event, to cause SWR to acquire C&A’s and Geneses’ respective interests in AV Farms. Such options allow for the payment of up to 20% of the purchase price in shares of Common Stock of the Company, at the discretion of the Company, which shares will be valued at the average closing price for the ten trading days prior to the date of exercise of such option. At this time, it is not reasonably possible to calculate the number of shares of the Company that might be issuable at the time of any option exercise. The issuance of common stock to C&A and Geneses will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by, among other available exemptions, Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. If SWR determines in good faith that it cannot fund the payment of the put option, it can force a sale of AV Farm’s assets to cover such put obligation, with any remaining proceeds after such payment being distributed in accordance with the LPA. The Company guarantees these obligations under the LPA but is not otherwise a party to the LPA. Additionally, prior to the beginning of the option period, in the event that the General Partner seeks to approve a sale of all or substantially all of the assets or units in AV Farms to a third party, SWR has a right of first refusal to consummate such sale for its own account on the same terms and conditions. In the event SWR acquires the interests of AV Farms, it will also acquire the membership units held by C&A and Geneses in the General Partner.