Form 10-Q
period 2025-03-31
Select Water Solutions, Inc.
filed 2025-05-07
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the registrant had 103,994,137 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East, including increased tensions with Iran, economic uncertainty as a result of changing trade policies, inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by increased hostilities in the Middle East and heightened tensions with Iran;
●	impacts related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;

●	the impact of current and future laws, rulings and governmental regulations, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Northern Delaware and Midland Basin portions of the Permian Basin, the Bakken, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), that may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and hostilities in the Middle East, including heightened tensions with Iran;
●	information technology failures or cyberattacks;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,892	$19,978
Accounts receivable trade, net of allowance for credit losses of $4,387 and $4,543, respectively	338,129	281,569
Accounts receivable, related parties	194	150
Inventories	40,795	38,447
Prepaid expenses and other current assets	50,840	45,354
Total current assets	457,850	385,498
Property and equipment	1,471,791	1,405,486
Accumulated depreciation	(704,300)	(679,832)
Total property and equipment, net	767,491	725,654
Right-of-use assets, net	33,511	36,851
Goodwill	18,215	18,215
Other intangible assets, net	119,337	123,715
Deferred tax assets, net	43,851	46,339
Investments in unconsolidated entities	83,501	11,347
Other long-term assets	21,455	18,663
Total assets	$1,545,211	$1,366,282
Liabilities and Equity
Current liabilities
Accounts payable	$44,996	$39,189
Accrued accounts payable	111,144	76,196
Accounts payable and accrued expenses, related parties	5,904	4,378
Accrued salaries and benefits	15,345	29,937
Accrued insurance	21,698	24,685
Sales tax payable	2,139	2,110
Current portion of tax receivable agreements liabilities	17	93
Accrued expenses and other current liabilities	32,338	40,137
Current operating lease liabilities	15,814	16,439
Current portion of finance lease obligations	490	211
Total current liabilities	249,885	233,375
Long-term tax receivable agreements liabilities	38,409	38,409
Long-term operating lease liabilities	27,952	31,092
Long-term debt, net of deferred debt issuance costs of $4,112 and $0, respectively	245,888	85,000
Other long-term liabilities	66,128	62,872
Total liabilities	628,262	450,748
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 103,884,767 and 103,069,732 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,039	1,031
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2025 and December 31, 2024	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	989,785	998,474
Accumulated deficit	(197,908)	(206,147)
Total stockholders’ equity	793,078	793,520
Noncontrolling interests	123,871	122,014
Total equity	916,949	915,534
Total liabilities and equity	$1,545,211	$1,366,282

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Revenue
Water Infrastructure	72,391	63,508
Water Services	$225,648	$228,307
Chemical Technologies	76,345	74,733
Total revenue	374,384	366,548
Costs of revenue
Water Infrastructure	33,493	33,692
Water Services	181,718	181,532
Chemical Technologies	64,728	61,755
Depreciation, amortization and accretion	38,675	36,892
Total costs of revenue	318,614	313,871
Gross profit	55,770	52,677
Operating expenses
Selling, general and administrative	37,432	43,980
Depreciation and amortization	925	1,258
Impairments and abandonments	1,148	45
Lease abandonment costs	724	389
Total operating expenses	40,229	45,672
Income from operations	15,541	7,005
Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,365	325
Interest expense, net	(4,876)	(1,272)
Other	329	(282)
Income before income tax expense and equity in earnings (losses) of unconsolidated entities	12,359	5,776
Income tax expense	(2,894)	(1,452)
Equity in earnings (losses) of unconsolidated entities	95	(449)
Net income	9,560	3,875
Less: net income attributable to noncontrolling interests	(1,321)	(250)
Net income attributable to Select Water Solutions, Inc.	$8,239	$3,625

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.08	$0.04
Class B—Basic	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.08	$0.04
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Net income	$9,560	$3,875
Comprehensive income	9,560	3,875
Less: comprehensive income attributable to noncontrolling interests	(1,321)	(250)
Comprehensive income attributable to Select Water Solutions, Inc.	$8,239	$3,625

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	3,009	—	3,009	472	3,481
Issuance of restricted shares	740,084	7	—	—	761	—	768	(768)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Repurchase of common stock	(544,287)	(5)	—	—	(5,860)	—	(5,865)	(502)	(6,367)
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,029)	—	(7,029)	—	(7,029)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(186)	—	(186)	—	(186)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(1,135)	(1,135)
Net income	—	—	—	—	—	8,239	8,239	1,321	9,560
Balance as of March 31, 2025	103,884,767	$1,039	16,221,101	$162	$989,785	$(197,908)	$793,078	$123,871	$916,949

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	5,490	—	5,490	869	6,359
Issuance of restricted shares	1,118,836	11	—	—	1,136	—	1,147	(1,147)	—
Repurchase of common stock	(830,337)	(8)	—	—	(6,885)	—	(6,893)	(103)	(6,996)
Restricted shares forfeited	(60,019)	(1)	—	—	(61)	—	(62)	62	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(5,931)	—	(5,931)	—	(5,931)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(185)	—	(185)	—	(185)
Class B common stock ($0.06 per share)	—	—	—	—		—	—	(973)	(973)
Net income	—	—	—	—	—	3,625	3,625	250	3,875
Balance as of March 31, 2024	102,705,260	$1,027	16,221,101	$162	$1,001,967	$(233,166)	$769,990	$118,331	$888,321

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$9,560	$3,875
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation, amortization and accretion	39,600	38,150
Deferred tax expense	2,486	1,129
Gain on disposal of property and equipment and divestitures	(1,365)	(325)
Equity in (earnings) losses of unconsolidated entities	(95)	449
Credit loss expense	514	596
Amortization and write off of debt issuance costs	998	122
Inventory adjustments	(40)	(33)
Equity-based compensation	3,481	6,359
Impairments and abandonments	1,148	45
Other operating items, net	487	312
Changes in operating assets and liabilities
Accounts receivable	(57,117)	128
Prepaid expenses and other assets	(8,666)	(2,180)
Accounts payable and accrued liabilities	3,948	(16,498)
Net cash (used in) provided by operating activities	(5,061)	32,129
Cash flows from investing activities
Purchase of property and equipment	(48,427)	(33,763)
Purchase of equity-method investment	(72,059)	—
Acquisitions, net of cash received	(13,980)	(108,311)
Proceeds received from sales of property and equipment	1,944	5,166
Net cash used in investing activities	(132,522)	(136,908)
Cash flows from financing activities
Borrowings from revolving line of credit	40,000	90,000
Payments on revolving line of credit	(125,000)	(15,000)
Borrowings from long-term debt	250,000	—
Payments of finance lease obligations	(89)	(66)
Payment of debt issuance costs	(7,352)	—
Dividends and distributions paid	(8,567)	(7,487)
Payments under tax receivable agreements	(77)	—
Contributions from noncontrolling interests	2,875	—
Repurchase of common stock	(6,291)	(6,996)
Net cash provided by financing activities	145,499	60,451
Effect of exchange rate changes on cash	(2)	(2)
Net increase (decrease) in cash and cash equivalents	7,914	(44,330)
Cash and cash equivalents, beginning of period	19,978	57,083
Cash and cash equivalents, end of period	$27,892	$12,753
Supplemental cash flow disclosure:
Cash paid for interest	$4,723	$954
Cash paid (refunds) for income taxes, net	$11	$(33)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$62,370	$39,046

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

Class A and Class B common stock:  As of March 31, 2025, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three months ended March 31, 2025 (the “Current Quarter”) and the three months ended March 31, 2024 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on February 19, 2025, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of March 31, 2025, the Company had four equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

On February 14, 2025, the Company entered into a new partnership arrangement through AV Farms, LP, a newly-formed Delaware limited partnership (“AV Farms”), pursuant to a limited partnership agreement (the “LPA”) by and among Select Water Reuse, LLC, a wholly-owned subsidiary of the Company (“SWR”), C&A Rollover Company, LLC, (“C&A”) and Geneses Water, L.P., (“Geneses”), as limited partners, and AV Farms Management, LLC as the general partner (“AV GP”), effective as of February 28, 2025. AV GP will manage the day-to-day management and operations of AV Farms.

AV Farms was formed to consolidate one of the largest water holdings and storage portfolios in Colorado in order to serve agricultural, municipal, and industrial stakeholders in the region. The scale and location of the assets provides AV Farms the ability to pursue innovative water sharing agreements that provide reliable water supply for all stakeholders. Collaboration, efficiency and technology are core to AV Farms goal of developing an integrated water network in the Colorado Arkansas River Valley. AV Farms is also one of the largest irrigated farming operations in the Arkansas River Valley and is looking to expand this operation to support all of the many interconnected stakeholders in the region.

SWR contributed $72 million in capital contributions to AV Farms on February 28, 2025. SWR expects to ratably increase its ownership position in AV Farms through additional contributions of approximately $74 million over a three-year period to support any additional water rights acquisitions and infrastructure buildout requirements.

Concurrently, each of SWR, C&A and Geneses owns approximately 39%, 38% and 23%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of AV GP.

Beginning February 29, 2028, and continuing for 24 months thereafter, SWR will have a call option and C&A and Geneses will have corresponding put options regarding their interests in AV Farms. Under the call option, SWR may exercise its right to acquire all of each of C&A’s and Geneses’s respective interests in AV Farms for an amount which represents the greater of (i) a specified net internal rate of return on their respective capital contributions and (ii) a certain net multiple on invested capital. Under the put options, each of C&A and Geneses has the right to require that SWR acquire all of their respective interests in AV Farms for an amount which represents the lesser of (i) a specified net internal rate of return on their respective capital contributions and (ii) a certain net multiple of invested capital. The options allow for partial settlement in shares of the Company’s Common Stock, valued at a 10-day average closing price prior to exercise. The Company guarantees certain obligations under the limited partnership agreement but is not otherwise a party to it.

Our investments in unconsolidated entities are summarized below:

	Year		As of March 31,	As of December 31,
Type of Investment	attained	Accounting method	2025	2024

			(in thousands)
Water Infrastructure
39% minority interest	2025	Equity-method	$72,059	$—
Water Services
20% minority interest	2020	Equity-method	4,216	4,017
38% minority interest	2021	Equity-method	4,241	4,388
47% minority interest	2021	Equity-method	2,985	2,942
Total investment in unconsolidated entities			$83,501	$11,347

Dividends: During the Current Quarter, the Company paid $7.0 million in dividends accounted for as a reduction to additional paid-in capital, $1.1 million of distributions accounted for as a reduction to noncontrolling interests and $0.4 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Quarter. As of March 31, 2025, the Company had $0.5 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s reportable segments are Water Infrastructure, Water Services, and Chemical Technologies. See “Note 16—Segment Information” for additional information.

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering systems and saltwater disposal wells (“SWDs”), and our solids management facilities, primarily serving E&P companies.

The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals and flowback and well testing businesses.

The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2024, included in the 2024 Form 10-K.

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

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2025
(in thousands)
Balance as of December 31, 2024	$4,543
Increase to allowance based on a percentage of revenue	754
Charge-offs	(936)
Recoveries	26
Balance as of March 31, 2025	$4,387

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2025
(in thousands)
Balance as of December 31, 2024	$63,230
Accretion expense	1,009
Acquired AROs	1,259
Divested AROs	(33)
Settlements	(1,390)
Balance as of March 31, 2025	$64,075

Short-term ARO liability	8,396
Long-term ARO liability	55,679
Balance as of March 31, 2025	$64,075

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2025	2024

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$41	$33
Sublease income	Lease abandonment costs and Costs of revenue	487	454

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Quarter and Prior Quarter, the Company made the decision to abandon operations at multiple Water Services locations.  As a result, the Company recorded right-of-use asset impairment charges of $0.6 million and $0.5 million, respectively.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.9 million and $1.7 million match expense in the Current Quarter and Prior Quarter, respectively.

Severance: During the Prior Quarter, the Company incurred $0.6 million of severance in connection with the termination of its former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and less than $0.1 million is included in accrued salaries and benefits as of March 31, 2025.

Recent accounting pronouncements: In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year ending December 31, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2025 and 2024 acquisitions (dollars in thousands):

Assets and Operations Acquired	Acquisition Date	Cash Consideration	Acquisition related costs for Asset Acquisitions	Total Consideration	Segments
Three Smaller Asset Acquisitions	Multiple 2025 Dates	$13,080	$—	$13,080	Water Infrastructure
Eight Smaller Asset Acquisitions	Multiple 2024 Dates	14,591	31	14,622	Water Infrastructure
Bobcat	April 18, 2024	8,070	—	8,070	Water Infrastructure
Trinity	April 1, 2024	30,832	—	30,832	Water Infrastructure
Buckhorn	March 1, 2024	18,781	—	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	14,000	—	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	58,330	—	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	18,100	—	18,100	Water Infrastructure
Total		$175,784	$31	$175,815

2025 Asset Acquisitions

During the Current Quarter, the Company acquired certain assets and associated liabilities in the Permian Basin from three transactions for $13.1 million. The allocation of the purchase price for these assets was a combined $15.4 million in property and equipment and $2.3 million in asset retirement obligations and other liabilities.

2024 Asset Acquisitions

During 2024, the Company acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from eight transactions for $14.6 million inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $8.6 million in property and equipment, $6.0 million in land, $1.5 million in intellectual property, $0.1 million in other long-term assets and $1.6 million in asset retirement obligations and other liabilities.

2024 Business Combinations

In 2024, the Company completed six business combinations for which all purchase accounting was finalized during 2024. A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of December 31, 2024 is presented below:

Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

	(in thousands)
Consideration transferred
Cash consideration(1)	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
Total consideration transferred	8,070	30,832	18,781	14,000	58,330	18,100	148,113

Less: identifiable assets acquired and liabilities assumed
Working capital	(285)	(408)	752	(3,974)	(1,428)	(500)	(5,843)
Property and equipment	8,291	41,706	19,665	21,876	44,613	8,266	144,417
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	535	—	4,100	—	10,240	8,230	23,105
Deferred tax liabilities	—	—	(2,393)	—	—	—	(2,393)
Long-term ARO	(471)	(10,149)	(6,898)	(3,902)	(2,569)	(471)	(24,460)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	30,832	15,226	14,000	50,928	15,525	134,581
Goodwill	—	—	3,555	—	7,402	2,575	13,532
Fair value allocated to net assets acquired	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
(1)	During the Current Quarter, the Company paid $0.9 million to the Buckhorn sellers in connection with the release of an indemnity holdback that was determined to be no longer necessary.

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

The following factors are applicable to all three of the Company’s segments for the Current Quarter and Prior Quarter:

●	The vast majority of Water Services and Chemical Technologies customer agreements are short-term, lasting less than one year. Water Infrastructure contains both short-term and long-term agreements.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job or project is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the services rendered and products delivered to date.

●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.
●	Taxes assessed by government authorities included on customer invoices are excluded from revenue.

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

As of March 31, 2025 and December 31, 2024, the Company reported no contract assets and had contract liabilities of $0.9 million and $1.1 million, respectively. During the Current Quarter and Prior Quarter, the Company recognized revenue of $0.2 million and $0.4 million, respectively, related to contract liabilities that previously existed.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2025, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $20.9 million and $20.3 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2025, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2025	2024

	(in thousands)
Geographic Region
Permian Basin	$179,843	$168,423
Rockies	49,585	56,683
Eagle Ford	42,694	49,241
Marcellus/Utica	42,555	37,335
Mid-Continent	24,584	19,481
Bakken	22,664	15,135
Haynesville/E. Texas	15,260	23,349
Eliminations and other regions	(2,801)	(3,099)
Total	$374,384	$366,548

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 83% and 83% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 73% and 73% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Midcon and Eagle Ford, which collectively comprised 86% and 78% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
Raw materials	$32,551	$24,884
Finished goods	8,244	13,563
Total	$40,795	$38,447

During both the Current Quarter and Prior Quarter, the Company recorded net credits to the reserve for excess and obsolete inventory of less than $0.1 million. Credits to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.8 million as of both March 31, 2025 and December 31, 2024. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in thousands)
Machinery and equipment	$585,511	$581,566
Gathering and disposal infrastructure	320,886	309,854
Pipelines	138,398	103,425
Recycling facilities	126,873	115,227
Buildings and leasehold improvements	104,443	109,520
Land	39,930	39,960
Vehicles and equipment	12,780	13,870
Computer equipment and software	7,864	7,864
Machinery and equipment - finance lease	2,285	533
Computer equipment and software - finance lease	895	904
Office furniture and equipment	453	453
Construction in progress	131,473	122,310
	1,471,791	1,405,486
Less accumulated depreciation(1)	(704,300)	(679,832)
Total property and equipment, net	$767,491	$725,654
(1)	Includes $1.1 million and $0.9 million of accumulated depreciation related to finance leases as of March 31, 2025 and December 31, 2024, respectively.

During the Current Quarter, the Company recognized $1.1 million in impairments and abandonments, consisting of $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.5 million in the Water Infrastructure segment associated with the termination of a disposal lease.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Category
Depreciation expense from property and equipment	$34,044	$33,764
Amortization expense from finance leases	169	62
Amortization expense from intangible assets	4,378	4,070
Accretion expense from asset retirement obligations	1,009	254
Total depreciation, amortization and accretion	$39,600	$38,150

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $13.5 million of goodwill in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Quarter are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2024	$16,777	$1,438	$18,215
Additions	—	—	—
Balance as of March 31, 2025	$16,777	$1,438	$18,215

The components of other intangible assets, net as of March 31, 2025 and December 31, 2024 are as follows:

	As of March 31, 2025			As of December 31, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,706	$(80,498)	$107,208	$187,706	$(76,638)	$111,068
Patents and other intellectual property	14,272	(8,905)	5,367	14,272	(8,521)	5,751
Water rights	1,750	(269)	1,481	3,125	(1,510)	1,615
Total definite-lived	203,728	(89,672)	114,056	205,103	(86,669)	118,434
Indefinite-lived
Water rights	5,281	—	5,281	5,281	—	5,281
Total indefinite-lived	5,281	—	5,281	5,281	—	5,281
Total other intangible assets, net	$209,009	$(89,672)	$119,337	$210,384	$(86,669)	$123,715

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.7 years, 9.7 years and 3.3 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 8.2 years, 5.1 years and 2.8 years, respectively, as of March 31, 2025. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter and Prior Quarter. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2025	$13,133
2026	17,424
2027	16,922
2028	14,655
2029	14,114
Thereafter	37,808
Total	$114,056

NOTE 8—DEBT

Sustainability-linked credit facility and revolving line of credit

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

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of March 31, 2025, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $252.2 million. The Borrowing Base is calculated on a monthly basis (or if an Increased Reporting Period is in effect as described in the Sustainability-Linked Credit Facility, on a weekly basis) pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

The Term Advance Borrowing Base for the Term Loan Facility is calculated as the lesser of (i) the product of 100% multiplied by the Net Book Value of all Machinery and Equipment (“M&E”) and (ii) the product of 65% multiplied by the net orderly liquidation value – in place (“NOLV-IP”) of the Term Advance Collateral. As of the Closing Date, the Term Advance Borrowing Base under the Term Loan Facility was $426.27 million. The Term Advance Borrowing Base is thereafter only subject to reporting and redetermination during the period commencing after the date that excess availability is less than the greater of (a) 25% of the lesser of (1) the aggregate revolving commitments and (2) the then-effective borrowing base (such lesser amount, the “Borrowing Limit”) and (b) $30.0 million for three or more consecutive business days and ending on the first date that excess availability has equaled or exceeded the greater of (1) 25% of the Borrowing Limit and (2) $30.0 million for 30 consecutive days.

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either Term SOFR (subject to a zero percent floor) or the Base Rate (“Base Rate” being equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) Term SOFR for a one month Interest Period as of such day, plus 1.0%), in each case plus an applicable margin. The applicable margin for Term SOFR loans under the Term Loan Facility ranges from 3.00% to 3.50% and the applicable margin for Base Rate loans under the Term Facility ranges from 2.00% to 2.50%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Additionally, the applicable margin for Term SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans under the Revolving Credit Facility ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Until March 31, 2025, the applicable margin was (i) 3.25% for Term SOFR loans under the Term Loan Facility, (ii) 2.25% for Base Rate loans under the Term Loan Facility, (iii) 1.75% for Term SOFR loans under the Revolving Credit Facility, and (iv) 0.75% for Base Rate loans under the Revolving Credit Facility. Interest is payable monthly in arrears for Base Rate loans and, for Term SOFR loans, at the end of each applicable Interest Period, which may be one month or three months at Select LLC’s election. A commitment fee accrues on the unused commitments under the Revolving Credit Facility at either 0.25% per annum or 0.375% per annum depending on

Select LLC’s average utilization of the Revolving Credit Facility in the preceding calendar month and is payable monthly in arrears. Until February 28, 2025, the commitment fee rate is 0.375% per annum. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Closing Date or the earlier termination in full of the Commitments.

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

Prior Sustainability-linked credit facility and revolving line of credit

On March 17, 2022 (the “Restatement Date”), SES Holdings and Select Water Solutions, LLC (“Select LLC”), formerly Select Energy Services, LLC and a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Prior Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Prior Administrative Agent”) (which amended and restated the Credit Agreement dated November 1, 2017 by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and the Prior Administrative Agent (the “Prior Credit Agreement”)). The Prior Sustainability-Linked Credit Facility also had a sublimit of $40.0 million for letters of credit and $27.0 million for swingline loans, respectively.

The Prior Sustainability-Linked Credit Facility permitted extensions of credit up to the lesser of $270.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Billed Receivables (as defined in the Prior Sustainability-Linked Credit Facility), plus (ii) 75% of Eligible Unbilled Receivables (as defined in the Prior Sustainability-Linked Credit Facility), provided that this amount would not equal more than 35% of the borrowing base, plus (iii) the lesser of (A) the product of 70% multiplied by the value of Eligible Inventory (as defined in the Prior Sustainability-Linked Credit Facility) at such time and (B) the product of 85% multiplied by the Net Recovery Percentage (as defined in the Prior Sustainability-Linked Credit Facility) identified in the most recent Acceptable Appraisal of Inventory (as defined in the Prior Sustainability-Linked Credit Facility), multiplied by the value of Eligible Inventory at such time, provided that this amount would not equal more than 30% of the borrowing base, minus (iv) the aggregate amount of Reserves (as defined in the Prior Sustainability-Linked Credit Facility), if any, established by the Prior Administrative Agent from time to time, including, if any, the amount of the Dilution Reserve (as defined in the Prior Sustainability-Linked Credit Facility). The borrowing base was calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Prior Administrative Agent.

Borrowings under the Prior Sustainability-Linked Credit Facility bore interest, at Select LLC’s election, at either the (a) one- or three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Prior Sustainability-Linked Credit Facility) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Prior Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Prior Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Prior Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Prior Sustainability-Linked Credit Facility would bear interest at 2.00% plus the otherwise applicable interest rate.

Under the Prior Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates were also subject to adjustments based on Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric and (ii) barrels of produced water recycled at permanent or semi-permanent water treatment and recycling facilities owned or operated, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.0 basis points and the adjustment for the fee margin was a range of plus and minus 1.0 basis point, subject to the mechanics under the Prior Sustainability-Linked Credit Facility.

The obligations under the Prior Sustainability-Linked Credit Facility were guaranteed by SES Holdings and certain subsidiaries of SES Holdings and Select LLC and secured by a security interest in substantially all of the personal property assets of SES Holdings, Select LLC and their domestic subsidiaries.

The Prior Sustainability-Linked Credit Facility contained certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurred and had continued, the lenders could have declared all amounts outstanding under the Prior Sustainability-Linked Credit Facility to be immediately due and payable.

In addition, the Prior Sustainability-Linked Credit Facility restricted SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Prior Sustainability-Linked Credit Facility and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, was not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $33.75 million or (b) if SES Holdings’ fixed charge coverage ratio was at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $27.0 million. Additionally, the Prior Sustainability-Linked Credit Facility generally permitted Select LLC to make distributions required under its existing Tax Receivable Agreements. See “Note 12—Related Party Transactions—Tax Receivable Agreements” for further discussion of the Tax Receivable Agreements.

The Prior Sustainability-Linked Credit Facility also required SES Holdings to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 at any time availability under the Prior Sustainability-Linked Credit Facility is less than the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million and continuing through and including the first day after such time that availability under the Prior Sustainability-Linked Credit Facility has equaled or exceeded the greater of (i) 10% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (ii) $15.0 million for 60 consecutive calendar days.

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

 The Company had $250.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of March 31, 2025 and $85.0 million outstanding under the Prior Sustainability-Linked Credit Facility as of December 31, 2024. The interest rate applied to our outstanding borrowings under the Sustainability-Linked Credit Facility as of March 31, 2025 was 7.68%. As of March 31, 2025 and December 31, 2024, the borrowing base under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was $252.2 million and $218.8 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.9 million and $19.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $232.3 million as of March 31, 2025.

The principal maturities of debt outstanding as of March 31, 2025 were as follows:

Amount
(in thousands)
2025	$—
2026	46,875
2027	62,500
2028	62,500
2029	62,500
2030	15,625
Total	$250,000

The carrying amount of long-term debt on the balance sheet is presented net of deferred debt issuance costs totaling $4.1 million, which are being accounted for as a direct reduction of the related term loan liability in accordance with ASC 835-30.

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $7.4 million of debt issuance costs during the Current Quarter. Additionally, the Company expensed $0.7 million of previously unamortized deferred debt issuance costs related to the Prior Sustainability-Linked Credit Facility and transferred $0.4 million of unamortized costs to the new Sustainability-Linked Credit Facility for lenders that remained in the syndicate. Unamortized debt issuance costs as of March 31, 2025 and December 31, 2024, were $7.4 million and $1.1 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.3 million and $0.1 million for the Current Quarter and Prior Quarter, respectively.

The Company was in compliance with all debt covenants as of March 31, 2025.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc. 2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing shares that are withheld or surrendered to the Company for payment of any exercise price or taxes, or awards that expire, are canceled, forfeited, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of March 31, 2025, there were 8,449,775 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of March 31, 2025 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2025
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,030,595	$19.89	2.5	$1,399
Exercised	(24,943)	8.66		—
Expired	(6,602)	15.13		—
Ending balance, outstanding	999,050	$20.20	2.3	$504
Ending balance, exercisable	999,050	$20.20	2.3	$504
Nonvested as of March 31, 2025	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $10.50 and $13.24 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.0 million and $3.7 million related to the restricted stock awards for the Current Quarter and Prior Quarter, respectively. As of March 31, 2025, there was $20.3 million of unrecognized compensation expense with a weighted-average remaining life of 2.1 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2025
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2024	2,670,410	$8.18
Granted	740,084	12.20
Vested	(952,859)	8.06
Nonvested as of March 31, 2025	2,457,635	$9.44

Performance Share Units (“PSUs”)

During 2023, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset performance (“ROA”) in comparison to thirteen peer companies and (ii) Adjusted Free Cash Flow (“FCF”) performance percentage. The number of shares of Class A common stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from January 1, 2023 through December 31, 2025.

The target number of shares of Class A common stock subject to each remaining PSU granted in 2023 is one; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 1.75 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2026, assuming the applicable minimum performance metrics are achieved.

The target PSUs granted in 2023 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average Return on Assets (as defined in the applicable PSU agreement) relative to the Average Return on Assets of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but the Company must have a positive Total Shareholder Return (as defined in the applicable PSU agreement) over the performance period. As a result of this market condition, the 2023 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

During 2025, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to relative and absolute TSR over the performance period from January 1, 2025 to December 31, 2027. The target number of shares of Class A common stock subject to each PSU granted in 2025 is 1.0; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 2.0 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2028.

The PSUs granted in 2025 that become earned in connection with TSR will be determined (as defined in the applicable PSU agreement) in accordance with the following table:

Performance Level	Relative TSR (%)	Absolute TSR between 0% and 15%*	Absolute TSR greater than 15%	Absolute TSR less than 0%
Maximum	Greater than or equal to 80%	200%	200%	100%
Target	55%	100%	100%	100%
Threshold	25%	50%	50%	50%
Below Threshold	Less than 25%	0%	50%	0%

*The percentage of Target PSUs that become earned PSUs for performance that is between the values set forth in the table above, excluding between the third and fourth rows of the table, shall be linearly interpolated between the values in the table.

The fair value on the date the PSUs were granted during 2025, 2024 and 2023 was $5.4 million, $5.2 million and $5.3 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $0.5 million and $2.6 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2025, the unrecognized compensation cost related to our unvested PSUs is estimated to be $11.4 million and is expected to be recognized over a weighted-average period of 2.1 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Quarter is as follows:

PSUs
Nonvested as of December 31, 2024	1,988,208
Target shares granted	376,397
Target shares vested (1)	(594,295)
Target shares added by performance factor	98,029
Target shares forfeited (1)	(116,406)
Target shares outstanding as of March 31, 2025	1,751,933
(1)	The PSUs granted in 2022 related to ROA and FCF vested at 132% and 62% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 544,287 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $6.4 million and a decrease to Class A common stock of $5,000. In the Prior Quarter, the Company repurchased 830,337 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2025 or the year ended December 31, 2024.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2025 and December 31, 2024 due to the short-term nature of these instruments. The carrying value of debt as of March 31, 2025 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $5.4 million. These purchases consisted of $3.9 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services, $0.4 million relating to inventory and consumables, and $0.1 million relating to property and equipment.

During the Prior Quarter, sales to related parties were less than $0.2 million and purchases from related-party vendors were $4.6 million. These purchases consisted of $3.0 million relating to the rental of certain equipment or other services used in operations, $0.6 million relating to property and equipment, $0.6 million relating to management, consulting and other services and $0.4 million relating to inventory and consumables.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of March 31, 2025, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of March 31, 2025 and December 31, 2024 of $38.4 million and $38.5 million, respectively because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both March 31, 2025, and December 31, 2024. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes and permanent book tax differences.

	Three months ended March 31,
	2025	2024

	(in thousands)
Current income tax expense	$408	$323
Deferred income tax expense	2,486	1,129
Total income tax expense	$2,894	$1,452
Effective Tax Rate	23.4%	25.1%

          We regularly review our deferred tax assets for realization and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of March 31, 2025.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$898	$(1,570)
Noncontrolling interests attributable to holders of Class B common stock	122,973	123,584
Total noncontrolling interests	$123,871	$122,014

During the Current Quarter, the Company received a $2.9 million cash contribution from a noncontrolling interest for business development. For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$8,239	$3,625
Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	768	1,085
Increase in additional paid-in capital as a result of vested PSUs	406	311
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	502	103
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$9,915	$5,124

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 720,953 and 1,467,544 shares of Class A common stock, representing 72% and 100% of the total outstanding options at period end, for the Current Quarter and Prior Quarter respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2025			Three months ended March 31, 2024

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$9,560			$3,875
Net income attributable to noncontrolling interests	(1,321)			(250)
Net income attributable to Select Water Solutions, Inc. — basic	$8,239	$8,239	$—	$3,625	$3,625	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	18	18	—	8	8	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	18	18	—	7	7	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	—	—	—
Net income attributable to Select Water Solutions, Inc. — diluted	$8,276	$8,276	$—	$3,640	$3,640	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		100,790,931	16,221,101		99,224,604	16,221,101
Dilutive effect of restricted stock		1,226,432	—		1,168,335	—
Dilutive effect of performance share units		1,217,166	—		980,125	—
Dilutive effect of stock options		79,395	—		—	—
Weighted-average shares of common stock outstanding — diluted		103,313,924	16,221,101		101,373,064	16,221,101
Income per share:
Basic		$0.08	$—		$0.04	$—
Diluted		$0.08	$—		$0.04	$—

NOTE 16—SEGMENT INFORMATION

Select Inc. is a leading provider of sustainable water and chemical solutions to the energy industry in the U.S. The Company’s services are offered through three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other.

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering systems and SWDs, and our solids management facilities, primarily serving E&P companies.

Water Services — The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals and flowback and well testing businesses.

Chemical Technologies — The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

In assessing segment results and allocating resources, the CODM places particular emphasis on significant expense categories, including cost of revenue, selling, general & administrative expenses, and depreciation, accretion, and amortization. The CODM evaluates segment performance primarily based on segment EBITDA, which serves as the key profitability measure for decision-making. The Company reports EBITDA by segment as a measure of segment performance. The Company defines EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion.

Financial information by segment for the Current and Prior Quarter is as follows:

	For the three months ended March 31, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$72,646	$227,946	$76,686	$-	$(2,894)	$374,384
Costs of revenue excluding depreciation, amortization and accretion	(36,101)	(181,740)	(64,992)	-	2,894	(279,939)
Depreciation, amortization and accretion	(19,797)	(17,165)	(1,713)	(925)		(39,600)
Selling general and administrative	(5,682)	(8,788)	(4,525)	(18,437)		(37,432)
Other(1)	(537)	(63)	581	(64)		(83)

Net income						$9,560
Interest expense, net						4,876
Tax expense						2,894
Depreciation, amortization and accretion						39,600
EBITDA	$30,326	$37,355	$7,750	$(18,501)		$56,930

Capital expenditures	$40,676	$18,404	$1,205	$496		$60,781

	For the three months ended March 31, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$63,854	$230,581	$75,073	$-	$(2,960)	$366,548
Costs of revenue excluding depreciation, amortization and accretion	(36,068)	(181,698)	(62,173)	-	2,960	(276,979)
Depreciation, amortization and accretion	(13,901)	(21,114)	(1,877)	(1,258)		(38,150)
Selling general and administrative	(4,254)	(8,750)	(5,252)	(25,724)		(43,980)
Other(1)	(82)	(744)	51	(65)		(840)

Net income						$3,875
Interest expense, net						1,272
Tax expense						1,452
Depreciation, amortization and accretion						38,150
EBITDA	$23,450	$39,389	$7,699	$(25,789)		$44,749

Capital expenditures	$26,653	$10,198	$1,542	$(64)		$38,329

(1)	Other includes lease abandonment costs, impairments, bargain purchase gain, gains or losses on sales of property and equipment, tax receivable agreements expense, equity in losses of unconsolidated entities and other income and expenses.

Total assets by segment as of March 31, 2025 and December 31, 2024, is as follows:

	As of	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Water Infrastructure	$766,670	$652,870
Water Services	571,895	523,545
Chemical Technologies	153,889	136,658
Other	52,757	53,209
Total	$1,545,211	$1,366,282

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025 (our “2024 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2024 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2025 (the “Current Quarter”) and the three months ended March 31, 2024 (the “Prior Quarter”).

Overview

We are a leading provider of sustainable water and chemical solutions to the energy industry in the U.S. As a leader in the water solutions industry, we place the utmost importance on safe, environmentally responsible management of oilfield water throughout the lifecycle of a well. Additionally, we believe that responsibly managing water resources through our operations to help conserve and protect the environment in the communities in which we operate is paramount to our continued success.

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry with a focus on driving efficient, environmentally responsible, and economical solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry, other industries, and the general public are competing for this resource. We continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water as well as that of our customers. By implementing our innovative approach to end-to-end water solutions, Select has become a leader in recycling produced water to be reused for energy production.

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

Recent Developments

In the first three months of 2025, Select executed three asset acquisitions totaling $13.1 million, enhancing current and future water infrastructure capabilities. These asset acquisitions collectively position Select for future growth and operational efficiency in the water infrastructure segment. In parallel, Select has continued to win new long-term contracts in its infrastructure segment, further strengthening its recurring revenue base and supporting sustained growth. Additionally, we made a $72.1 million equity method investment in an entity to consolidate one of the largest water holdings and storage portfolios in Colorado to serve agricultural, municipal, and industrial stakeholders in the region (Refer to “Note 1—Business and Basis of Presentation” for further discussion on AV Farms).  Further, on January 24, 2025, we entered into a $550.0 million sustainability-linked senior secured credit facility and extinguished our prior debt (Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility).

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

The armed conflict between Ukraine and Russia continued into 2025, as well as ongoing conflicts in the Middle East, including heightened tensions with Iran. As a result of the Russian invasion of Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In the Middle East, various conflicts have resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes and supply chains, including elevated tensions with Iran, a major oil producer.

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

In addition, since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts), which currently cut output by 5.86 million barrels/day in the aggregate. Most recently, in March 2025, OPEC+ announced further production cuts between 0.19 million barrels per day and 0.44 million barrels per day through June 2026 in response to OPEC+ members producing above agreed upon levels. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter due to a combination of factors, including heightened trade tensions, weakening global demand, the threat of a global recession and increased production from OPEC+ countries. During the Current Quarter, the average spot price of WTI crude oil was $71.78 versus an average price of $77.50 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $4.14 versus an average of $2.15 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have increased relative to the Prior Quarter due to a variety of factors, including increased demand driven by cold weather, lower than expected inventories, and the ongoing LNG export growth in the U.S., and have positively impacted activity levels in natural gas basins.

Separately, global macroeconomic developments, such as the development or change in international trade policies, including the imposition of tariffs, may adversely affect our ability to source raw materials and the demand for our services. While we have positioned ourselves to largely not be reliant on any sole supplier and believe we would be able to find alternative sources for our raw materials, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business. For example, on April 2, 2025, the U.S. implemented wide sweeping tariffs against a majority of other countries, which have been subsequently deferred for 90 days, except for tariffs levied on goods imported from China. The current minimum U.S. tariff rate on goods imported from China is now 145%, and up to 245% on certain goods, and the current Chinese tariff levied on goods imported from the U.S. is currently 125%. Such elevated tariff rates may substantially increase the costs for certain products Select sources and, more importantly, our customers source from China, while also effectively pricing out U.S. oil, natural gas and NGLs from the Chinese market, which may adversely affect our customers as China is a major importer of oil, natural gas and NGLs globally. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services.

Additionally, increased inflation in recent years has resulted in higher interest rates and increased cost of capital for Select and for our customers. As costs of capital have increased, many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Furthermore, consolidation among our customers, such as the consolidation of E&P companies in the Permian Basin, can disrupt our market in the near term and the resulting demand for our services. When one customer acquires another, drilling and completions activity levels may decrease overall, but acquisitions can lead to larger blocks of consolidated development and production acreage, which can increase the demand for our longer-term integrated full water lifecycle solutions. This consolidation may streamline operations, as Select can offer integrated solutions to clients with larger water volumes to manage in certain areas. The Company’s position in the market may strengthen, as it becomes an essential partner for long-term production integrity in larger, more comprehensive water projects. However, it also means Select must meet the changing needs and structures of these consolidated entities to maintain and grow these relationships. While customers involved in acquisitions may initially slow activity to focus on integration and portfolio management, we believe we are well-positioned to meet the increased responsibilities of overall water management, including water reuse, recycling, transmitting and balancing across customers and regions, and ultimately disposal, for these larger customers and blocks of contiguous acreage.

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

From an operational standpoint, many of the recent efficiency trends still apply to ongoing unconventional oil and gas development. The continued trend towards multi-well pad development and simultaneous well completions, executed within a limited time frame, combined with service price inflation and elevated interest rates, has increased the overall intensity, complexity and cost of well completions, while increasing fracturing efficiency and the use of lower-cost in-basin sand has decreased total costs for our customers. However, we note the continued efficiency gains in the well completions process can limit the days we spend on the wellsite and, therefore, negatively impact the total revenue opportunity for certain of our services utilizing day-rate pricing models.

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

Our water logistics, treatment, and chemical application expertise, in combination with advanced technology solutions, are applicable to other industries beyond oil and gas. We are working to further commercialize our services in other businesses and industries through our industrial solutions group and equity method investments.

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering systems and SWDs, and our solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals and flowback and well testing businesses.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with well completions as well as ongoing produced water management, provided through our Water Services and Water Infrastructure segments. Most of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have a growing portfolio of contracts incorporating long-term pricing arrangements, particularly in our Water Infrastructure segment, most of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the customer’s specific requirements.

We also generate revenue by providing completion and specialty chemicals through our Chemical Technologies segment. We invoice the majority of our Chemical Technologies customers for services provided based on the quantity of chemicals used or pursuant to short-term contracts as customer needs arise.

Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, vehicle and equipment costs (including depreciation, rental, repair and maintenance and leasing costs), raw materials including water sourcing costs and fuel costs. Overall, our fixed costs are relatively low and most of the costs of serving our customers are variable, i.e., they are incurred only when we provide water and water-related services, or chemicals and chemical-related services to our customers.

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $129.4 million and $138.3 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $79.5 million and $79.5 million for the Current Quarter and Prior Quarter, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $65.2 million and $61.4 million for the Current Quarter and Prior Quarter, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $22.3 million and $24.1 million for the Current Quarter and Prior Quarter, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(gains) on unconsolidated entities and plus tax receivable agreements expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Cash Flows and Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, plus proceeds received from sales of property and equipment. Our board of directors and executive management team use free cash flow to assess our liquidity and ability to fund operations, make additional investments, pay dividends and distributions, repay maturing debt and repurchase common stock. We believe free cash flow provides similarly useful information to investors for assessing the recent and ongoing financial and operational performance, outlook and liquidity position of the Company. Our measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net cash provided by (used in) operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by our business or discretionary cash available to it to invest in the growth of our business.

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

During the Current Quarter, we completed three asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$72,391	$63,508	$8,883	14.0%
Water Services	225,648	228,307	(2,659)	(1.2)%
Chemical Technologies	76,345	74,733	1,612	2.2%
Total revenue	374,384	366,548	7,836	2.1%

Costs of revenue
Water Infrastructure	33,493	33,692	(199)	(0.6)%
Water Services	181,718	181,532	186	0.1%
Chemical Technologies	64,728	61,755	2,973	4.8%
Depreciation, amortization and accretion	38,675	36,892	1,783	4.8%
Total costs of revenue	318,614	313,871	4,743	1.5%
Gross profit	55,770	52,677	3,093	5.9%

Operating expenses
Selling, general and administrative	37,432	43,980	(6,548)	(14.9)%
Depreciation and amortization	925	1,258	(333)	(26.5)%
Impairments and abandonments	1,148	45	1,103	NM
Lease abandonment costs	724	389	335	86.1%
Total operating expenses	40,229	45,672	(5,443)	(11.9)%
Income from operations	15,541	7,005	8,536	121.9%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,365	325	1,040	320.0%
Interest expense, net	(4,876)	(1,272)	(3,604)	283.3%
Other	329	(282)	611	NM
Income before income tax expense and equity in earnings (losses) of unconsolidated entities	12,359	5,776	6,583	114.0%
Income tax expense	(2,894)	(1,452)	(1,442)	99.3%
Equity in earnings (losses) of unconsolidated entities	95	(449)	544	NM
Net income	$9,560	$3,875	$5,685	146.7%

Revenue

Our revenue increased by $7.8 million, or 2.1%, to $374.4 million for the Current Quarter compared to $366.5 million for the Prior Quarter. This increase was composed of an $8.9 million increase in Water Infrastructure revenue and a $1.6 million increase in Chemical Technologies revenue partially offset by a $2.7 million decrease in Water Services revenue. The net $7.8 million increase was driven primarily by recent capital investments in our Water Infrastructure segment and enhanced sales performance in Chemical Technologies. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 19.3%, 60.3% and 20.4% of our total revenue, respectively, compared to 17.3%, 62.3% and 20.4%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $8.9 million, or 14.0%, to $72.4 million for the Current Quarter compared to $63.5 million for the Prior Quarter. The increase was primarily driven by additional disposal and landfill revenue from 2024 acquisitions and organic growth in our recycling business line supported by recent capital investments, partially offset by lower pipeline distribution volumes.

Water Services. Revenue decreased $2.7 million, or 1.2%, to $225.6 million for the Current Quarter compared to $228.3 million in the Prior Quarter. The decrease reflects declines across water sourcing, fluids hauling, poly and containment, and well testing services, partially offset by increased water transfer revenue.

Chemical Technologies. Revenue increased by $1.6 million, or 2.2%, to $76.3 million for the Current Quarter compared to $74.7 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance.

Costs of Revenue

Costs of revenue increased $4.7 million, or 1.5%, to $318.6 million for the Current Quarter compared to $313.9 million for the Prior Quarter. The increase was primarily composed of a $3.0 million increase in Chemical Technologies costs, a $0.2 million increase in Water Services costs and a $1.8 million increase in depreciation, amortization and accretion partially offset by a $0.2 million decrease in Water Infrastructure costs.

Water Infrastructure. Costs of revenue decreased $0.2 million, or 0.6%, to $33.5 million for the Current Quarter compared to $33.7 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 53.1% to 46.3% due primarily to an increase in gathering and disposal margin benefitted by the margin accretive contributions of recently acquired disposal operations, improved operational utilization and execution, as well as higher skim oil sales. Additionally, growth in high-margin recycling revenue, supported by our recent organic capital projects, favorably impacted gross margin, which was partially offset by a decline in high-margin pipeline revenue.

Water Services. Costs of revenue increased $0.2 million, or 0.1%, to $181.7 million for the Current Quarter compared to $181.5 million for the Prior Quarter. As a percentage of revenue, cost of revenue increased from 79.5% in the Prior Quarter to 80.5% in the Current Quarter. This increase was primarily driven by a decline in water sourcing revenue and reduced margins in the water transfer and poly and containment business lines, reflecting selective price reductions implemented to retain key customer relationships. These impacts were partially offset by improved gross margins in our well testing and fluids hauling business lines, attributable to continued cost discipline and operational efficiencies.

Chemical Technologies. Costs of revenue increased $3.0 million, or 4.8%, to $64.7 million for the Current Quarter compared to $61.8 million for the Prior Quarter. Cost of revenue as a percentage of revenue increased from 82.6% to 84.8% primarily driven by modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $1.8 million, or 4.8%, to $38.7 million for the Current Quarter compared to $36.9 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as increased capital expenditures made into new organic infrastructure projects.

Gross Profit

Gross profit was $55.8 million for the Current Quarter compared to $52.7 million for the Prior Quarter primarily driven by a $9.1 million increase in gross profit from our Water Infrastructure segment, partially offset by a $2.8 million decline in our Water Services segment, a $1.4 million decline in our Chemical Technologies segment and a $1.8 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 14.9% and 14.4% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6.5 million, or 14.9%, to $37.4 million for the Current Quarter compared to $44.0 million for the Prior Quarter. The decrease was primarily driven by $3.8 million in lower transaction and rebranding costs, a $2.6 million decline in incentive and equity-based compensation, a $1.2 million reduction in legal and professional fees, a $0.9 million reduction in contract labor and a $0.6 million reduction in severance expense, partially offset by a $1.1 million increase in wages, associated payroll taxes, and employer 401(k) matching contributions, $1.0 million in higher information technology costs and $0.5 million from a combination of other expenses.

Impairments and Abandonments

During the Current Quarter, we recognized $1.1 million in impairments and abandonments, consisting of $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.5 million in the Water Infrastructure segment associated with the termination of a disposal lease.

Net Interest Expense

Net interest expense increased by $3.6 million, or 283.3%, to $4.9 million for the Current Quarter compared to $1.3 million in the Prior Quarter due to interest on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility and extinguishment costs related to our Prior Sustainability-Linked Credit Facility.

Net Income

Net income increased by $5.7 million, or 146.7%, to $9.6 million for the Current Quarter compared to $3.9 million for the Prior Quarter, driven primarily by higher gross profit and lower selling, general and administrative expenses partially offset by higher net interest expense and higher income tax expense.

Comparison of Non-GAAP Financial Measures

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(gains) on unconsolidated entities and plus tax receivable agreements expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2025	2024

Net income	$9,560	$3,875
Interest expense, net	4,876	1,272
Income tax expense	2,894	1,452
Depreciation, amortization and accretion	39,600	38,150
EBITDA	56,930	44,749
Non-cash compensation expenses	3,481	6,359
Non-recurring severance expenses(1)	—	648
Non-cash loss on sale of assets or subsidiaries(2)	173	1,748
Transaction and rebranding costs(3)	1,183	4,929
Lease abandonment costs	724	389
Impairments and abandonments	1,148	45
Equity in (earnings) losses of unconsolidated entities	(95)	449
Other	487	442
Adjusted EBITDA	$64,031	$59,758
(1)	For the Prior Quarter, these costs related to severance costs associated with our former CFO.
(2)	For all periods presented, the losses were due primarily to sales of real estate and underutilized or obsolete property and equipment.
(3)	For all periods presented, these costs were due primarily to legal-related due diligence costs and rebranding costs as well as costs related to certain acquired subsidiaries.

EBITDA was $56.9 million for the Current Quarter compared to $44.7 million for the Prior Quarter. The $12.2 million increase in EBITDA was driven primarily by a $4.9 million increase in gross profit, a $6.5 million decrease in selling, general and administrative expense and a $1.0 million increase in gains on asset sales. Adjusted EBITDA was $64.0 million for the Current Quarter compared to $59.8 million for the Prior Quarter.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and equity investments, pay dividends and distributions, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $8.6 million in the Current Quarter, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of March 31, 2025 cash and cash equivalents totaled $27.9 million, and we had approximately $232.3 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of March 31, 2025, we had $250.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $252.2 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $19.9 million. As of May 5, 2025, we had $250.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $271.4 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.9 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $251.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Net cash (used in) provided by operating activities	$(5,061)	$32,129	$(37,190)	(115.8)%
Net cash used in investing activities	(132,522)	(136,908)	4,386	3.2%
Net cash provided by financing activities	145,499	60,451	85,048	140.7%
Subtotal	7,916	(44,328)
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)	—	NM
Net increase (decrease) in cash and cash equivalents	$7,914	$(44,330)

Analysis of Cash Flow Changes between the three months ended March 31, 2025 and 2024

Operating Activities. Net cash used in operating activities was $5.1 million for the Current Quarter, compared to $32.1 million of net cash provided by operating activities for the Prior Quarter. The $37.2 million decrease is comprised of a $43.3 million reduction in converting working capital to cash, primarily associated with increased accounts receivable, offset by an increase of $6.1 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $132.5 million for the Current Quarter, compared to $136.9 million for the Prior Quarter. The $4.4 million decrease in net cash used in investing activities was due primarily to a $94.3 million decrease spent for acquisitions net of cash received partially offset by a $72.1 million investment in unconsolidated entities during the Current Quarter, a $14.7 million increase in purchases of property and equipment and a $3.2 million decrease in proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $145.5 million for the Current Quarter, compared to $60.5 million for the Prior Quarter. The $85.0 million increase in net cash provided by financing activities was due primarily to borrowings net of debt repayments increasing $90.0 million, $2.9 million of cash received from noncontrolling interest holders in the Current Quarter and a $0.7 million decrease in repurchases of shares of Class A common stock partially offset by $7.4 million of debt issuance costs in the Current Quarter and a $1.1 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Three months ended March 31,
	2025	2024

	(in thousands)
Net cash (used in) provided by operating activities	$(5,061)	$32,129
Purchase of property and equipment	(48,427)	(33,763)
Proceeds received from sale of property and equipment	1,944	5,166
Free cash flow	$(51,544)	$3,532

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2024 Form 10-K for operating lease obligations as of December 31, 2024 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of March 31, 2025.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of March 31, 2025, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry as well as the level of oil and gas production. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; war, armed conflicts, economic sanctions and other constraints to global trade and economic growth; current price levels as well as expectations about future prices of oil and gas, including announcements and actions taken by the members of OPEC+ with respect to oil production levels; such as announced production cuts and the willingness of member countries to follow such cuts; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g., wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; changes in global trade policy, including the imposition of tariffs; global health events; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of March 31, 2025, we had $250.0 million in outstanding borrowings and $232.3 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of May 5, 2025, we had $250.0 million in outstanding borrowings and $251.5 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

In February 2025, the Company completed the implementation of its new enterprise resource planning (“ERP”) software system and modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect our internal control over financial reporting. As the Company implements new functionality under this ERP system, the Company will continue to assess the impact on its internal control over financial reporting. Other than described pursuant to the foregoing, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to various risks and uncertainties as disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, Risk Factors of our 2024 Form 10-K, which are incorporated herein by reference. You should carefully consider the risks set forth in our 2024 Form 10-K and the following risks, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2024 Form 10-K. The following risk factors below are hereby added to the risk factors disclosed in our 2024 Form 10-K.

Our investment in AV Farms could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-investors’ financial condition, and disputes between our co-investors and us.

As described in Note 1—Business and Basis of Presentation, we recently entered into a new arrangement with C&A and Geneses pursuant to which we have jointly invested in AV Farms and AV GP. AV Farms was formed to consolidate and commercialize one of the largest water holdings and storage portfolios in Colorado. Currently, we, C&A and Geneses own approximately 39%, 38% and 23%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of AV GP. We have contributed $72 million in capital to AV Farms during the first quarter of 2025 and expect to contribute approximately $74 million in additional contributions over a three-year period. As such, we may not have a controlling interest in AV Farms and may share responsibility with C&A and Geneses for managing the operations of AV Farms as we may not have sole decision-making authority regarding AV Farms, which presents risks that may not be present in our other operations. For example, C&A or Geneses may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that C&A or Geneses might become bankrupt, fail to fund their share of capital contributions or block or delay decisions that we believe are necessary. Such an investment may also have the potential risk of impasses on decisions, such as sales, because neither we nor C&A and Geneses may have full control over AV Farms. Disputes between us and C&A or Geneses may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. We may in certain circumstances be liable for the actions of such third parties. Any of the foregoing factors could materially and adversely affect our AV Farms investment.

We have recently completed implementing our new ERP system, and challenges with the implementation of the system may adversely impact our business and operations.

In February 2025, we completed an implementation of a new ERP software system, which replaced certain existing business, operational, and financial processes and systems. This ERP implementation project will continue to require the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations. In addition, the implementation of the new system may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Delays in integration or disruptions to our business from the implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. The ERP implementation has required the integration of the new ERP with multiple information systems and business processes, and has been designed to continue to accurately maintain our books and records and provide timely information to our management team important to maximizing the operating efficiency of the business. Conversion from our old systems to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will mandate subtle changes to our procedures and controls over financial reporting. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

Changes in U.S. and international trade policies, such as the imposition of tariffs, particularly involving China, may adversely impact our business and operating results.

Though a comprehensive trade agreement was signed in 2020 between the U.S. and China, a trade war has rapidly escalated in the early months of 2025, with current minimum U.S. tariffs on goods imported from China set at 145%, including up to 245% on certain goods, and current Chinese tariffs on goods imported from the U.S. set at 125%. Approximately 9% of the raw material feedstock for our chemicals we produced in 2024 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs significantly and reduce profitability. Such elevated tariff rates may substantially increase the costs for certain products Select sources and, more importantly, our customers source from China, while also effectively pricing out U.S. oil, natural gas and NGLs from the Chinese market, which may adversely affect our customers as China is a major importer of oil, natural gas and NGLs globally. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services. Further, the escalating trade war has resulted in a suspension of China’s imports of U.S. natural gas. As the world’s largest importer of natural gas, the loss of access to the market could have an adverse effect on our customers’ operations and the demand for their products.

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

In addition to tariffs on Chinese imports, the U.S. administration has announced sweeping tariffs against a majority of other nations, with a universal 10% base tariff and a schedule of reciprocal tariffs. The U.S. is a major exporter of oil, gas and NGLs and may no longer be able to compete with global prices due to the tariffs on oil, gas and NGLs if other nations retaliate with their own tariffs, and such tariffs may reduce the demand for our customers’ products.

While the reciprocal tariffs imposed by the U.S. against many other nations are currently deferred, to the extent that any future U.S. trade policy results in retaliatory tariffs against the U.S., such as the escalated retaliatory tariffs with China, such developments could have an adverse effect on our customers’ business, and reduce demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 544,287 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan previously awarded to certain of our current and former employees.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted-Average Price	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs(2)
January 1, 2025 to January 31, 2025	6,036	$13.75	—	$21,177,432
February 1, 2025 to February 28, 2025	398,498	$12.37	—	$21,177,432
March 1, 2025 to March 31, 2025	139,753	$9.68	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

10.1

Credit Agreement, dated as of January 24, 2025, by and among Select Water Solutions, LLC, SES Holdings, LLC, Bank of America, N.A., as swingline lender, as issuing lender and as administrative agent, the other agents and the arrangers named therein, and the lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed January 29, 2025).

*10.2	Limited Partnership Agreement of AV Farms, LP, dated as of February 14, 2025.

*10.3	Limited Liability Company Agreement of AV Farms Management, LLC, dated February 14, 2025.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: May 7, 2025	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 7, 2025	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer