Form 10-Q
period 2025-06-30
Select Water Solutions, Inc.
filed 2025-08-06
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the registrant had 105,044,862 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East, including increased tensions with Iran, economic uncertainty as a result of changing trade policies, inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by increased hostilities in the Middle East and heightened tensions with Iran;
●	impacts related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws such as the One Big Beautiful Bill Act (“OBBBA”);
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;

●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings and governmental regulations, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater transfer, chemicals, carbon pricing, pipeline construction, taxation or emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Northern Delaware and Midland Basin portions of the Permian Basin, the Bakken, and the Haynesville;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), that may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our E&P customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and hostilities in the Middle East, including heightened tensions with Iran;
●	information technology failures or cyberattacks;
●	accidents, weather, natural disasters or other events affecting our business; and

●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,186	$19,978
Accounts receivable trade, net of allowance for credit losses of $5,059 and $4,543, respectively	309,211	281,569
Accounts receivable, related parties	96	150
Inventories	41,680	38,447
Prepaid expenses and other current assets	37,252	45,354
Total current assets	439,425	385,498
Property and equipment	1,467,442	1,405,486
Accumulated depreciation	(672,698)	(679,832)
Property and equipment held-for-sale, net	5,663	—
Total property and equipment, net	800,407	725,654
Right-of-use assets, net	31,053	36,851
Goodwill	18,215	18,215
Other intangible assets, net	114,959	123,715
Deferred tax assets, net	39,407	46,339
Investments in unconsolidated entities	83,272	11,347
Other long-term assets	19,751	18,663
Total assets	$1,546,489	$1,366,282
Liabilities and Equity
Current liabilities
Accounts payable	$47,663	$39,189
Accrued accounts payable	73,984	76,196
Accounts payable and accrued expenses, related parties	5,566	4,378
Accrued salaries and benefits	24,541	29,937
Accrued insurance	16,231	24,685
Sales tax payable	2,046	2,110
Current portion of tax receivable agreements liabilities	17	93
Accrued expenses and other current liabilities	32,997	40,137
Current operating lease liabilities	15,368	16,439
Current portion of finance lease obligations	644	211
Total current liabilities	219,057	233,375
Long-term tax receivable agreements liabilities	38,409	38,409
Long-term operating lease liabilities	25,007	31,092
Long-term debt, net	270,837	85,000
Other long-term liabilities	70,060	62,872
Total liabilities	623,370	450,748
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 104,185,713 and 103,069,732 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,042	1,031
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of June 30, 2025 and December 31, 2024	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	985,337	998,474
Accumulated deficit	(187,261)	(206,147)
Total stockholders’ equity	799,280	793,520
Noncontrolling interests	123,839	122,014
Total equity	923,119	915,534
Total liabilities and equity	$1,546,489	$1,366,282

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Water Infrastructure	$80,855	$68,564	$153,246	$132,072
Water Services	215,660	230,008	441,308	458,315
Chemical Technologies	67,700	66,559	144,045	141,292
Total revenue	364,215	365,131	738,599	731,679
Costs of revenue
Water Infrastructure	36,211	33,581	69,704	67,273
Water Services	173,312	178,308	355,030	359,840
Chemical Technologies	55,885	55,641	120,613	117,396
Depreciation, amortization and accretion	41,054	37,445	79,729	74,337
Total costs of revenue	306,462	304,975	625,076	618,846
Gross profit	57,753	60,156	113,523	112,833
Operating expenses
Selling, general and administrative	38,935	38,981	76,367	82,961
Depreciation and amortization	1,918	748	2,843	2,006
Impairments and abandonments	1,477	46	2,625	91
Lease abandonment costs	(2)	17	722	406
Total operating expenses	42,328	39,792	82,557	85,464
Income from operations	15,425	20,364	30,966	27,369
Other income (expense)
Gain on sales of property and equipment and divestitures, net	6,503	382	7,868	707
Interest expense, net	(5,645)	(2,026)	(10,521)	(3,298)
Other	92	42	421	(240)
Income before income tax expense and equity in earnings (losses) of unconsolidated entities	16,375	18,762	28,734	24,538
Income tax expense	(4,521)	(3,959)	(7,415)	(5,411)
Equity in (losses) earnings of unconsolidated entities	(183)	96	(88)	(353)
Net income	11,671	14,899	21,231	18,774
Less: net income attributable to noncontrolling interests	(1,024)	(2,031)	(2,345)	(2,281)
Net income attributable to Select Water Solutions, Inc.	$10,647	$12,868	$18,886	$16,493

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.10	$0.13	$0.19	$0.17
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.10	$0.13	$0.18	$0.16
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$11,671	$14,899	$21,231	$18,774
Comprehensive income	11,671	14,899	21,231	18,774
Less: comprehensive income attributable to noncontrolling interests	(1,024)	(2,031)	(2,345)	(2,281)
Comprehensive income attributable to Select Water Solutions, Inc.	$10,647	$12,868	$18,886	$16,493

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	5,775	—	5,775	904	6,679
Issuance of restricted shares	1,114,855	11	—	—	1,147	—	1,158	(1,158)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Repurchase of common stock	(576,430)	(6)	—	—	(6,139)	—	(6,145)	(507)	(6,652)
Restricted shares forfeited	(41,682)	—	—	—	(43)	—	(43)	43	—
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(14,132)	—	(14,132)	—	(14,132)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(361)	—	(361)	—	(361)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(2,271)	(2,271)
Net income	—	—	—	—	—	18,886	18,886	2,345	21,231
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	10,845	—	10,845	1,715	12,560
Issuance of restricted shares	1,231,832	12	—	—	1,250	—	1,262	(1,262)	—
Stock options exercised	129,716	1	—	—	(1)	—	—	—	—
Repurchase of common stock	(964,718)	(9)	—	—	(7,022)	—	(7,031)	(121)	(7,152)
Restricted shares forfeited	(74,008)	(1)	—	—	(75)	—	(76)	76	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(11,933)	—	(11,933)	—	(11,933)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(344)	—	(344)	—	(344)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(1,947)	(1,947)
Net income	—	—	—	—	—	16,493	16,493	2,281	18,774
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2025	103,884,767	$1,039	16,221,101	$162	$989,785	$(197,908)	$793,078	$123,871	$916,949
Equity-based compensation	—	—	—	—	2,766	—	2,766	432	3,198
Issuance of restricted shares	374,771	4	—	—	386	—	390	(390)	—
Repurchase of common stock	(32,143)	(1)	—	—	(279)	—	(280)	(5)	(285)
Restricted shares forfeited	(41,682)	—	—	—	(43)	—	(43)	43	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,103)	—	(7,103)	—	(7,103)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(175)	—	(175)	—	(175)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(1,136)	(1,136)
Net income	—	—	—	—	—	10,647	10,647	1,024	11,671
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2024	102,705,260	$1,027	16,221,101	$162	$1,001,967	$(233,166)	$769,990	$118,331	$888,321
Equity-based compensation	—	—	—	—	5,355	—	5,355	846	6,201
Issuance of restricted shares	112,996	1	—	—	114	—	115	(115)	—
Stock options exercised	129,716	1	—	—	(1)	—	—	—	—
Repurchase of common stock	(134,381)	(1)	—	—	(137)	—	(138)	(18)	(156)
Restricted shares forfeited	(13,989)	—	—	—	(14)	—	(14)	14	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(6,002)	—	(6,002)	—	(6,002)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(159)	—	(159)	—	(159)
Class B common stock ($0.06 per share)	—	—	—	—		—	—	(974)	(974)
Net income	—	—	—	—	—	12,868	12,868	2,031	14,899
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$21,231	$18,774
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	82,572	76,343
Deferred tax expense	6,958	4,921
Gain on disposal of property and equipment and divestitures	(7,868)	(707)
Equity in losses of unconsolidated entities	88	353
Credit loss expense	1,222	1,327
Amortization and write off of debt issuance costs	1,403	244
Inventory adjustments	20	(433)
Equity-based compensation	6,679	12,560
Impairments and abandonments	2,625	91
Other operating items, net	1,153	967
Changes in operating assets and liabilities
Accounts receivable	(28,809)	31,426
Prepaid expenses and other assets	4,123	(958)
Accounts payable and accrued liabilities	(13,872)	(29,665)
Net cash provided by operating activities	77,525	115,243
Cash flows from investing activities
Purchase of property and equipment	(127,833)	(82,876)
Purchase of equity-method investment	(72,059)	—
Acquisitions, net of cash received	(17,205)	(149,788)
Proceeds received from sales of property and equipment	9,603	8,545
Net cash used in investing activities	(207,494)	(224,119)
Cash flows from financing activities
Borrowings from revolving line of credit	65,000	142,500
Payments on revolving line of credit	(125,000)	(52,500)
Borrowings from long-term debt	250,000	—
Payments of finance lease obligations	(313)	(114)
Payment of debt issuance costs	(7,867)	—
Dividends and distributions paid	(16,873)	(14,521)
Payments under tax receivable agreements	(77)	—
Contributions from noncontrolling interests	2,875	—
Repurchase of common stock	(6,577)	(7,152)
Net cash provided by financing activities	161,168	68,213
Effect of exchange rate changes on cash	9	(3)
Net increase (decrease) in cash and cash equivalents	31,208	(40,666)
Cash and cash equivalents, beginning of period	19,978	57,083
Cash and cash equivalents, end of period	$51,186	$16,417
Supplemental cash flow disclosure:
Cash paid for interest	$10,152	$3,150
Cash paid for income taxes, net	$1,352	$1,442
Supplemental disclosure of noncash investing activities:
Property and equipment obtained by assuming liabilities	$800	$—
Capital expenditures included in accounts payable and accrued liabilities	$50,256	$38,885

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

Class A and Class B common stock:  As of June 30, 2025, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2025 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2024 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on February 19, 2025, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of June 30, 2025, the Company had four equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

Beginning February 29, 2028, and continuing for 24 months thereafter, SWR will have a call option and C&A and Geneses will have corresponding put options regarding their interests in AV Farms. Under the call option, SWR may exercise its right to acquire all of each of C&A’s and Geneses’s respective interests in AV Farms for an amount which represents the greater of (i) a specified net internal rate of return on their respective capital contributions and (ii) a certain net multiple on invested capital. Under the put options, each of C&A and Geneses has the right to require that SWR acquire all of their respective interests in AV Farms for an amount which represents the lesser of (i) a specified net internal rate of return on their respective capital contributions and (ii) a certain net multiple of invested capital. The options allow for partial settlement in shares of the Company’s Common Stock, valued at a 10-day average closing price prior to exercise. The Company guarantees certain obligations under the LPA but is not otherwise a party to it.

Our investments in unconsolidated entities are summarized below:

	Year		As of June 30,	As of December 31,
Type of Investment	attained	Accounting method	2025	2024

			(in thousands)
Water Infrastructure
39% minority interest	2025	Equity-method	$71,276	$—
Water Services
20% minority interest	2020	Equity-method	4,100	4,017
38% minority interest	2021	Equity-method	5,046	4,388
47% minority interest	2021	Equity-method	2,850	2,942
Total investment in unconsolidated entities			$83,272	$11,347

.

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2025
(in thousands)
Balance as of December 31, 2024	$4,543
Increase to allowance based on a percentage of revenue	1,496
Charge-offs	(1,010)
Recoveries	30
Balance as of June 30, 2025	$5,059

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2025
(in thousands)
Balance as of December 31, 2024	$63,230
Accretion expense	2,045
Acquired AROs	1,259
Divested AROs	(33)
Settlements	(2,263)
Balance as of June 30, 2025	$64,238

Short-term ARO liability	8,212
Long-term ARO liability	56,026
Balance as of June 30, 2025	$64,238

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$37	$28	$78	$61
Sublease income	Lease abandonment costs and Costs of revenue	538	376	1,025	830

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Period and Prior Period, the Company made the decision to abandon operations at multiple Water Services locations.  As a result, the Company recorded right-of-use asset impairment charges of $0.6 million and $0.5 million, respectively.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.3 million, $1.7 million, $3.2 million and $3.5 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During the Prior Period, the Company incurred $0.6 million of severance in connection with the termination of its former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and which has been fully paid as of June 30, 2025.

Dividends: During the Current Period, the Company paid $14.1 million in dividends accounted for as a reduction to additional paid-in capital, $2.3 million of distributions accounted for as a reduction to noncontrolling interests and $0.5 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Period. As of June 30, 2025, the Company had $0.6 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering pipelines, saltwater disposal wells (“SWDs”), and our solids management facilities, primarily serving E&P companies.

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

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity

Recent accounting pronouncements: In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year ending December 31, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2025 and 2024 acquisitions (dollars in thousands):

Assets and Operations Acquired	Acquisition Date	Cash Consideration	Acquisition related costs for Asset Acquisitions	Total Consideration	Segments
Four Smaller Asset Acquisitions	Multiple 2025 Dates	$14,580	$—	$14,580	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	1,725	—	1,725	Water Services
Eight Smaller Asset Acquisitions	Multiple 2024 Dates	14,591	31	14,622	Water Infrastructure
Bobcat	April 18, 2024	8,070	—	8,070	Water Infrastructure
Trinity	April 1, 2024	30,832	—	30,832	Water Infrastructure
Buckhorn	March 1, 2024	18,781	—	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	14,000	—	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	58,330	—	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	18,100	—	18,100	Water Infrastructure
Total		$179,009	$31	$179,040

2025 Asset Acquisitions

During the Current Period, the Company acquired certain assets and associated liabilities in the Permian Basin from four transactions for $14.6 million. The allocation of the purchase price for these assets was a combined $16.9 million in property and equipment and $2.3 million in asset retirement obligations and other liabilities. The Company also acquired certain wastewater treatment facilities for the accommodations and rentals business line in the Permian and Eagle Ford regions for $1.7 million during the Current Quarter.

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

2024 Business Combinations

In 2024, the Company completed six business combinations for which all purchase accounting was finalized during 2024. A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of December 31, 2024 is presented below:

Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

	(in thousands)
Consideration transferred
Cash consideration(1)	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
Total consideration transferred	8,070	30,832	18,781	14,000	58,330	18,100	148,113

Less: identifiable assets acquired and liabilities assumed
Working capital	(285)	(408)	752	(3,974)	(1,428)	(500)	(5,843)
Property and equipment	8,291	41,706	19,665	21,876	44,613	8,266	144,417
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	535	—	4,100	—	10,240	8,230	23,105
Deferred tax liabilities	—	—	(2,393)	—	—	—	(2,393)
Long-term ARO	(471)	(10,149)	(6,898)	(3,902)	(2,569)	(471)	(24,460)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	30,832	15,226	14,000	50,928	15,525	134,581
Goodwill	—	—	3,555	—	7,402	2,575	13,532
Fair value allocated to net assets acquired	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
(1)	During the Current Period, the Company paid $0.9 million to the Buckhorn sellers in connection with the release of an indemnity holdback that was determined to be no longer necessary.

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

The following factors are applicable to the Company’s segments for the Current Quarter, Prior Quarter, Current Period and Prior Period:

●	The vast majority of Water Services and Chemical Technologies customer agreements are short-term, lasting less than one year. Water Infrastructure contains both short-term and long-term agreements.
●	Contracts are seldom combined together as virtually all of our customer agreements constitute separate performance obligations. Each job or project is typically distinct, thereby not interdependent or interrelated with other customer agreements.
●	Most contracts allow either party to terminate at any time without substantive penalties. If the customer terminates the contract, the Company is unconditionally entitled to the payments for the services rendered and products delivered to date. This largely applies to Water Services and Chemical Technologies.

●	Contract terminations before the end of the agreement are rare.
●	Sales returns are rare and no sales return assets have been recognized on the balance sheet.
●	There are minimal volume discounts.
●	There are no service-type warranties.
●	There is no long-term customer financing.
●	Taxes assessed by government authorities included on customer invoices are excluded from revenue.

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

Within the Water Infrastructure segment, we have contracts containing acreage dedications, areas of mutual interest (“AMIs”), wellbore dedications and minimum volume commitments (“MVCs”).  Acreage dedications are longer term contracts pursuant to which a customer dedicates certain activities or volumes to Select within a defined set of the customer’s leased acreage, typically committing to us all water demanded by future wells they complete or produced from current and future wells that they operate, and we commit to provide, gather, recycle or dispose such water volumes.  AMI arrangements similarly are defined by a geographic right to current and future customer volumes, though AMIs may encompass a broader geographic area beyond a customer’s existing leasehold acreage. Wellbore dedications are similar to acreage dedications; however, they limit the contractual obligations to a defined set of existing or future wells. Under our MVC agreements our customers guarantee to deliver certain minimum volumes of produced water to our pipeline networks at an agreed upon fee or pay a deficiency fee for the minimum volume that is not met for a specified period. In most cases, these contracts are covenant to the land and assets they encompass.

As of June 30, 2025 and December 31, 2024, the Company reported no contract assets and had contract liabilities of $2.6 million and $1.1 million, respectively. During the Current Period and Prior Period, the Company recognized revenue of $1.1 million and $1.7 million, respectively, related to contract liabilities that existed at the beginning of the period.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2025, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $19.9 million, $19.3 million, $40.8 million and $39.6 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2025, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Geographic Region
Permian Basin	$187,293	$180,656	$367,136	$349,079
Rockies	39,041	52,903	88,626	109,586
Marcellus/Utica	44,466	33,512	87,021	70,847
Eagle Ford	36,019	37,259	78,713	86,500
Bakken	25,389	19,755	48,053	34,890
Mid-Continent	23,162	19,362	47,746	38,843
Haynesville/E. Texas	12,688	24,057	27,948	47,406
Eliminations and other regions	(3,843)	(2,373)	(6,644)	(5,472)
Total	$364,215	$365,131	$738,599	$731,679

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 87%, 81%, 85% and 82% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Eagle Ford, which collectively comprised 74%, 69%, 72% and 70% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Midcon and Rockies, which collectively comprised 89%, 86%, 86% and 81% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$33,907	$24,884
Finished goods	7,773	13,563
Total	$41,680	$38,447

During the Current Quarter and Current Period, the Company recorded net charges to the reserve for excess and obsolete inventory of less than $0.1 million. During the Prior Quarter and Prior Period, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.4 million. Net charges and credits to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.9 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in thousands)
Machinery and equipment	$534,786	$581,566
Gathering and disposal infrastructure	342,640	309,854
Pipelines	156,086	103,425
Recycling facilities	147,251	115,227
Buildings and leasehold improvements	99,940	109,520
Land	40,769	39,960
Vehicles and equipment	9,609	13,870
Computer equipment and software	8,899	7,864
Machinery and equipment - finance lease	3,079	533
Computer equipment and software - finance lease	863	904
Office furniture and equipment	610	453
Construction in progress	122,910	122,310
	1,467,442	1,405,486
Less accumulated depreciation(1)	(672,698)	(679,832)
Property and equipment held-for-sale, net	5,663	—
Total property and equipment, net	$800,407	$725,654
(1)	Includes $1.2 million and $0.9 million of accumulated depreciation related to finance leases as of June 30, 2025 and December 31, 2024, respectively.

During the Current Quarter, the Company recognized $1.5 million in impairments and abandonments, consisting of $1.3 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets and $0.2 million in the Water Infrastructure segment related to the abandonment of property and equipment. Prior Quarter impairments and abandonments were less than $0.1 million.

During the Current Period, the Company recognized $2.6 million in impairments and abandonments, consisting of $1.3 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets, $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.7 million in the Water Infrastructure segment primarily associated with the termination of a disposal lease. Prior Period impairments and abandonments were less than $0.1 million.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Category
Depreciation expense from property and equipment	$37,376	$33,760	$71,420	$67,524
Amortization expense from finance leases	182	51	351	113
Amortization expense from intangible assets	4,378	4,129	8,756	8,199
Accretion expense from asset retirement obligations	1,036	253	2,045	507
Total depreciation, amortization and accretion	$42,972	$38,193	$82,572	$76,343

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $13.5 million of goodwill in connection with the Company’s 2024 acquisitions (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Period are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2024	$16,777	$1,438	$18,215
Additions	—	—	—
Balance as of June 30, 2025	$16,777	$1,438	$18,215

The components of other intangible assets, net as of June 30, 2025 and December 31, 2024 are as follows:

	As of June 30, 2025			As of December 31, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,230	$(83,880)	$103,350	$187,706	$(76,638)	$111,068
Patents and other intellectual property	14,272	(9,290)	4,982	14,272	(8,521)	5,751
Water rights	1,750	(404)	1,346	3,125	(1,510)	1,615
Total definite-lived	203,252	(93,574)	109,678	205,103	(86,669)	118,434
Indefinite-lived
Water rights	5,281	—	5,281	5,281	—	5,281
Total indefinite-lived	5,281	—	5,281	5,281	—	5,281
Total other intangible assets, net	$208,533	$(93,574)	$114,959	$210,384	$(86,669)	$123,715

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.7 years, 9.7 years and 3.3 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 8.0 years, 5.0 years and 2.5 years, respectively, as of June 30, 2025. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2025	$8,755
2026	17,424
2027	16,922
2028	14,655
2029	14,114
Thereafter	37,808
Total	$109,678

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

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of June 30, 2025, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $270.3 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

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

Commencing on the first day of the calendar month immediately following the first full fiscal quarter ending after the first anniversary of the closing date, the Term Loan Facility will amortize in quarterly installments equal to $15.625 million (subject to reduction of such amount on account of certain prepayments). Upon the repayment in full of the Term Loan Facility, certain terms of the Sustainability-Linked Credit Facility will be automatically adjusted (including the conditions to the making of cash distributions and the financial maintenance covenants) and the Term Advance Collateral will be released as Collateral, in each case, as described in the Sustainability-Linked Credit Facility.

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

 The Company had $275.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of June 30, 2025 and $85.0 million outstanding under the Prior Sustainability-Linked Credit Facility as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the borrowing base under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was $270.3 million and $218.8 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $17.2 million and $19.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $228.1 million as of June 30, 2025.

The principal maturities of debt outstanding as of June 30, 2025 were as follows:

	Amount
	(in thousands)
	Revolving Credit Facility	Term Loan	Total
2025	$—	$—	$—
2026	—	31,250	31,250
2027	—	62,500	62,500
2028	—	62,500	62,500
2029	—	62,500	62,500
2030	25,000	31,250	56,250
Total	$25,000	$250,000	$275,000
Less: Debt issuance costs	—	(4,163)	(4,163)
Long-term debt, net	$25,000	$245,837	$270,837

Interest rate as of June 30, 2025	5.91%	7.42%

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $7.9 million of debt issuance costs during the Current Period. Additionally, the Company expensed $0.7 million of previously unamortized deferred debt issuance costs related to the Prior Sustainability-Linked Credit Facility and transferred $0.4 million of unamortized costs to the new Sustainability-Linked Credit Facility for lenders that remained in the syndicate. Unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, were $7.5 million and $1.1 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.4 million, $0.1 million, $0.7 million and $0.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of June 30, 2025.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc. 2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing awards that expire, are canceled, forfeited, exchanged, settled in cash, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of June 30, 2025, there were 8,148,829 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of June 30, 2025 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2025
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,030,595	$19.89	2.5	$1,399
Exercised	(24,943)	8.66		—
Expired	(6,602)	15.13		—
Ending balance, outstanding	999,050	$20.20	2.0	$—
Ending balance, exercisable	999,050	$20.20	2.0	$—
Nonvested as of June 30, 2025	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $8.64 and $13.24 as of June 30, 2025 and December 31, 2024, respectively.

As of March 31, 2021, all equity-based compensation expense related to stock options had been recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.4 million, $2.9 million, $6.4 million and $6.6 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2025, there was $19.7 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2025
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2024	2,670,410	$8.18
Granted	1,114,855	10.95
Vested	(1,156,320)	11.38
Forfeited	(41,682)	9.09
Nonvested as of June 30, 2025	2,587,263	$7.93

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

The fair value on the date the PSUs were granted during 2025, 2024 and 2023 was $5.4 million, $5.2 million and $5.3 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized a credit to compensation expense of $0.2 million for the Current Quarter and recognized compensation expense of $3.3 million, $0.3 million and $5.9 million related to the PSUs for the Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2025, the unrecognized compensation cost related to our unvested PSUs is estimated to be $8.7 million and is expected to be recognized over a weighted-average period of 1.9 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2024	1,988,208
Target shares granted	376,397
Target shares vested (1)	(594,295)
Target shares added by performance factor	98,029
Target shares forfeited (1)	(116,406)
Target shares outstanding as of June 30, 2025	1,751,933
(1)	The PSUs granted in 2022 related to ROA and FCF vested at 132% and 62% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 32,143 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in-capital of $0.3 million and a decrease to Class A common stock of less than $1,000. In the Prior Quarter, the Company repurchased 134,381 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

During the Current Period, the Company repurchased 576,430 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in-capital of $6.6 million and a decrease to Class A common stock of $6,000. In the Prior Period, the Company repurchased 964,718 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Period or Prior Period.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the six months ended June 30, 2025 or the year ended December 31, 2024.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2025 and December 31, 2024 due to the short-term nature of these instruments. The carrying value of debt as of June 30, 2025 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were less than $0.1 million and purchases from related-party vendors were $10.0 million. These purchases consisted of $6.6 million relating to the rental of certain equipment or other services used in operations, $1.6 million relating to inventory and consumables, $1.4 million relating to management, consulting and other services, and $0.4 million relating to property and equipment.

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

During the Current Period, sales to related parties were $0.2 million and purchases from related-party vendors were $15.4 million. These purchases consisted of $10.5 million relating to the rental of certain equipment or other services used in operations, $2.4 million relating to management, consulting and other services, $1.9 million relating to inventory and consumables, and $0.5 million relating to property and equipment.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements” or “TRA’s”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of June 30, 2025, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of June 30, 2025 and December 31, 2024 of $38.4 million and $38.5 million, respectively because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both June 30, 2025, and December 31, 2024. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes and permanent book tax differences.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Current income tax expense	$49	$167	$457	$490
Deferred income tax expense	4,472	3,792	6,958	4,921
Total income tax expense	$4,521	$3,959	$7,415	$5,411
Effective Tax Rate	27.6%	21.1%	25.8%	22.1%

          We regularly review our deferred tax assets for realization and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of June 30, 2025.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(410)	$(1,570)
Noncontrolling interests attributable to holders of Class B common stock	124,249	123,584
Total noncontrolling interests	$123,839	$122,014

During the Current Period, the Company received a $2.9 million cash contribution from a noncontrolling interest for business development. For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Six months ended June 30,
	2025	2024

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$18,886	$16,493
Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,115	1,186
Increase in additional paid-in capital as a result of vested PSUs	406	311
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	507	121
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$20,914	$18,111

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 999,050, 725,634, 720,953 and 913,042 shares of Class A common stock, representing 100%, 54%, 72% and 68% of the total outstanding options at period end, for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2025			Three months ended June 30, 2024

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$11,671			$14,899
Net income attributable to noncontrolling interests	(1,024)			(2,031)
Net income attributable to Select Water Solutions, Inc. — basic	$10,647	$10,647	$—	$12,868	$12,868	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	9	9	—	19	19	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	18	18	—	21	21	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	2	2	—
Net income attributable to Select Water Solutions, Inc. — diluted	$10,674	$10,674	$—	$12,910	$12,910	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,527,407	16,221,101		100,128,034	16,221,101
Dilutive effect of restricted stock		433,194	—		820,945	—
Dilutive effect of performance share units		900,075	—		882,371	—
Dilutive effect of stock options		—	—		73,536	—
Weighted-average shares of common stock outstanding — diluted		102,860,676	16,221,101		101,904,886	16,221,101
Income per share:
Basic		$0.10	$—		$0.13	$—
Diluted		$0.10	$—		$0.13	$—

	Six months ended June 30, 2025			Six months ended June 30, 2024

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$21,231			$18,774
Net income attributable to noncontrolling interests	(2,345)			(2,281)
Net income attributable to Select Water Solutions, Inc. — basic	$18,886	$18,886	$—	$16,493	$16,493	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	29	29	—	27	27	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	36	36	—	28	28	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	2	2	—	1	1	—
Net income attributable to Select Water Solutions, Inc. — diluted	$18,953	$18,953	$—	$16,549	$16,549	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,161,203	16,221,101		99,676,319	16,221,101
Dilutive effect of restricted stock		831,622	—		889,647	—
Dilutive effect of performance share units		1,024,541	—		930,733	—
Dilutive effect of stock options		42,933	—		17,276	—
Weighted-average shares of common stock outstanding — diluted		103,060,298	16,221,101		101,513,975	16,221,101
Income per share:
Basic		$0.19	$—		$0.17	$—
Diluted		$0.18	$—		$0.16	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering pipelines, SWDs, and our solids management facilities, primarily serving E&P companies.

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$81,244	$217,952	$68,300	$-	$(3,281)	$364,215
Costs of revenue excluding depreciation, amortization and accretion	(39,262)	(173,341)	(56,086)	-	3,281	(265,408)
Depreciation, amortization and accretion	(22,252)	(17,089)	(1,713)	(1,918)		(42,972)
Selling general and administrative	(5,356)	(8,943)	(4,583)	(20,053)		(38,935)
Other(1)	4,024	2,371	123	(1,581)		4,937

Net income						$11,671
Interest expense, net						5,645
Tax expense						4,521
Depreciation, amortization and accretion						42,972
EBITDA	$40,650	$38,039	$7,754	$(21,634)		$64,809

Capital expenditures	$60,756	$5,386	$807	$343		$67,292

	For the three months ended June 30, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$68,880	$231,550	$66,828	$-	$(2,127)	$365,131
Costs of revenue excluding depreciation, amortization and accretion	(35,304)	(178,393)	(55,960)	-	2,127	(267,530)
Depreciation, amortization and accretion	(14,629)	(21,012)	(1,804)	(748)		(38,193)
Selling general and administrative	(4,566)	(7,669)	(4,704)	(22,042)		(38,981)
Other(1)	(121)	1,267	(580)	(109)		457

Net income						$14,899
Interest expense, net						2,026
Tax expense						3,959
Depreciation, amortization and accretion						38,193
EBITDA	$28,889	$46,755	$5,584	$(22,151)		$59,077

Capital expenditures	$34,760	$13,218	$827	$147		$48,952

	For the six months ended June 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$153,890	$445,899	$144,986	$-	$(6,176)	$738,599
Costs of revenue excluding depreciation, amortization and accretion	(75,362)	(355,083)	(121,078)	-	6,176	(545,347)
Depreciation, amortization and accretion	(42,049)	(34,254)	(3,426)	(2,843)		(82,572)
Selling general and administrative	(11,039)	(17,731)	(9,108)	(38,489)		(76,367)
Other(1)	3,487	2,307	704	(1,644)		4,854

Net income						$21,231
Interest expense, net						10,521
Tax expense						7,415
Depreciation, amortization and accretion						82,572
EBITDA	$70,976	$75,392	$15,504	$(40,133)		$121,739

Capital expenditures	$101,432	$23,790	$2,012	$839		$128,073

	For the six months ended June 30, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$132,734	$462,131	$141,901	$-	$(5,087)	$731,679
Costs of revenue excluding depreciation, amortization and accretion	(71,372)	(360,090)	(118,134)	-	5,087	(544,509)
Depreciation, amortization and accretion	(28,530)	(42,126)	(3,681)	(2,006)		(76,343)
Selling general and administrative	(8,820)	(16,420)	(9,956)	(47,765)		(82,961)
Other(1)	(202)	(524)	528	177		(21)

Net income						$18,774
Interest expense, net						3,298
Tax expense						5,411
Depreciation, amortization and accretion						76,343
EBITDA	$52,340	$86,145	$13,283	$(47,942)		$103,826

Capital expenditures	$61,413	$23,416	$2,369	$83		$87,281

(1)	Other includes lease abandonment costs, impairments, bargain purchase gain, gains or losses on sales of property and equipment, tax receivable agreements expense, equity in losses of unconsolidated entities and other income and expenses.

Total assets by segment as of June 30, 2025 and December 31, 2024, is as follows:

	As of	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Water Infrastructure	$803,897	$652,870
Water Services	553,265	523,545
Chemical Technologies	141,092	136,658
Other	48,235	53,209
Total	$1,546,489	$1,366,282

NOTE 17—SUBSEQUENT EVENTS

On July 1, 2025, the Company acquired certain assets and operations of Omni Environmental Solutions (“Omni”) in the Bakken region. The acquired assets include:

●	A solids waste landfill with approximately 3.2 million cubic yards of remaining offtake capacity;
●	A processing, recovery, and disposal facility for reclaiming diesel and other hydrocarbons from oilfield waste streams;
●	One SWD with a permitted disposal capacity of approximately 12,000 barrels per day; and
●	A commercial oil storage tank farm with total capacity of approximately 24,000 barrels of storage.

The purchase consideration included (i) $17.7 million in cash consideration, including $7.5 million in base consideration and $10.2 million to compensate for retained net working capital, (ii) the issuance of 862,069 shares of the Company’s Class A common stock, (iii) rental and oil hauling operations in the Bakken, (iv) Northeast fluids hauling operations, (v) Midcon fluids hauling operations, and (vi) one Midcon SWD. As part of the transaction, 280 fluids hauling employees were transferred to Omni. The property and equipment divested had a net book value of $5.7 million and was classified as held-for-sale on the consolidated balance sheet as of June 30, 2025. The divested Fluids Hauling operations represented approximately 8% of the Water Services segment’s revenue during both the Current Quarter and Current Period, and therefore are expected to result in reduced revenue for the segment in the future.

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction is expected to be accounted for as a business combination under the acquisition method in accordance with ASC 805. Management is in the process of estimating the fair values of assets acquired and liabilities assumed, as well as the fair value of the fixed assets and operations being divested.

The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, introduced significant modifications to the U.S. tax code.  While the Company is in the preliminary stages of its analysis of the impact to us, we expect the OBBBA to reduce our tax liability going forward which will in turn, defer the timing of payments under the TRA’s. If applicable, any associated adjustment to the tax receivable agreements liabilities, along with accompanying income tax effects, will be reflected in the Company results for the interim period in which the OBBBA was enacted.

.

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

This discussion relates to the three and six months ended June 30, 2025 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2024 (the “Prior Quarter” and the “Prior Period”, respectively).

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

Recent Developments

Recent Acquisitions

On July 1, 2025, we acquired certain assets and operations of Omni Environmental Solutions (“Omni”) in the Bakken region. The acquired assets include:

●	A solids waste landfill with approximately 3.2 million cubic yards of remaining offtake capacity;
●	A processing, recovery, and disposal facility for reclaiming diesel and other hydrocarbons from oilfield waste streams;
●	One SWD with a permitted disposal capacity of approximately 12,000 barrels per day; and
●	A commercial oil storage tank farm with total capacity of approximately 24,000 barrels of storage.

In addition, we have wound down our fluids hauling operations in the Haynesville region and intend to divest the remaining lower-margin fluids hauling operations in the Midcon region. We will continue to operate our higher-margin fluids hauling businesses in the Permian, Rockies and Eagle Ford regions, which also have more integration with our disposal infrastructure.

See “Note 17—Subsequent Events” for further discussion.

In the first six months of 2025, Select executed four asset acquisitions totaling $14.6 million, enhancing current and future water infrastructure capabilities. These asset acquisitions collectively position Select for future growth and operational efficiency in the Water Infrastructure segment. We also acquired certain wastewater treatment facilities for the accommodations and rentals business line in the Permian and Eagle Ford regions for $1.7 million. In parallel, Select has continued to win new long-term contracts in its infrastructure segment, further strengthening its recurring revenue base and supporting sustained growth. Additionally, several Water Infrastructure projects currently under development are anticipated to commence operations in the second half of 2025. Further, we made a $72.1 million equity method investment in an entity to consolidate one of the largest water holdings and storage portfolios in Colorado to serve agricultural, municipal, and industrial stakeholders in the region (Refer to “Note 1—Business and Basis of Presentation” for further discussion on AV Farms).  Additionally, on January 24, 2025, we entered into a $550.0 million sustainability-linked senior secured credit facility and extinguished our prior debt (Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility).

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

Market Trends and Outlook

We are navigating through various evolving external factors that create uncertainty and volatility in our operating environment, including, but not limited to, global geopolitical conflicts, volatility in energy prices and inflation due to geopolitical dynamics, increased tariffs and their impact on costs of goods and services and developing trends among our customers, including increased consolidation in the industry and demand for produced water recycling services.

The armed conflict between Ukraine and Russia has continued into 2025, as well as ongoing conflicts in the Middle East, including heightened tensions with Iran. As a result of the Russian invasion of Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In the Middle East, various conflicts have resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes and supply chains, including elevated tensions with Iran, a major oil producer. In addition, in July of 2025, the U.S. government threatened additional sanctions on Russia and additional tariffs on countries that import energy from Russia.

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

In addition, since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts), which currently cut output by approximately 4.66 million barrels/day in the aggregate, comprised of a core production cut of 3.66 million barrels/day and voluntary production cuts of approximately 1.0 million barrels/day, which is set to be fully unwound by the end of September. Most recently, on July 28, 2025, OPEC+ reaffirmed the existing production cuts including the next scheduled winddown of 0.5 million barrels/day of voluntary production cuts in August. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter due to a combination of factors, including heightened trade tensions, weakening global demand, rising domestic production, the threat of a global recession and increased production from OPEC+ countries. During the Current Quarter, the average spot price of WTI crude oil was $64.57 versus an average price of $81.81 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $3.19 versus an average of $2.07 for the Prior Quarter. Henry Hub natural gas price levels in the Current

Quarter have increased relative to the Prior Quarter due to a variety of factors, including increased demand driven by severe weather events, infrastructure disruptions, lower than expected inventories, and the ongoing LNG export growth in the U.S., and have positively impacted activity levels in natural gas basins.

Separately, global macroeconomic developments, such as the development or change in international trade policies, including the imposition of tariffs, may adversely affect our ability to source raw materials and the demand for our services. While we have positioned ourselves to largely not be reliant on any sole supplier and believe we would be able to find alternative sources for our raw materials, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business. For instance, on April 2, 2025, the United States government announced that a 10% base tariff will be applied to all imports to the United States effective April 5, 2025, subject to limited exceptions for Mexico and Canada, and that almost 60 countries will, in lieu of the 10% base tariff, be assigned higher reciprocal tariffs on imports that extend as high as 50%, effective April 9, 2025. Although most of the reciprocal tariffs were later suspended and replaced by a base tariff of 10% for a period of 90 days, it is uncertain if and to what extent the tariffs may be reimposed. For instance, despite the suspension of most reciprocal tariffs, the governments of the U.S. and China maintained substantial tariffs on one another, before eventually agreeing to temporarily roll back certain of the tariffs in May 2025. Tariffs and any additional changes in U.S. trade policy could result in one or more other jurisdictions adopting responsive trade policies. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact us and the global economy.

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

 Overall, however, even though commodity prices have moderated recently, the financial health of the oil and gas industry is in a generally healthy position, including many of our customers specifically, as reflected in revenues and earnings, debt metrics, recent capital raises, and recurring shareholder returns. The industry may face additional changes due to recent and future legislative and regulatory changes under the current presidential administration. Most recently, the OBBBA, signed into law in July 2025, includes many provisions intended to expand onshore oil and gas leasing and drilling on federal land, such as increased federal oil and gas lease sales and lower royalty rates on federal oil and gas leases. While the financial health of the broader oil and gas industry has shown improvement as compared to prior periods, central bank policy actions and associated liquidity risks and other factors may negatively impact the value of our equity and that of our customers, and may reduce our and their ability to access liquidity in the bank and capital markets or result in capital being available on less favorable terms, which could negatively affect our financial condition and that of our customers.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering pipelines, SWDs, and our solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals and flowback and well testing businesses.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

We currently generate most of our revenue through our water-management services associated with well completions as well as ongoing produced water management, provided through our Water Services and Water Infrastructure segments. Most of this revenue is realized through customer agreements with fixed pricing terms and is recognized when delivery of services is provided, generally at our customers’ sites. While we have a growing portfolio of contracts incorporating long-term pricing arrangements, particularly in our Water Infrastructure segment, the majority of our water and water-related services are priced based on prevailing market conditions, giving due consideration to the customer’s specific requirements.

Within the Water Infrastructure segment, we have contracts containing acreage dedications, areas of mutual interest (“AMIs”), wellbore dedications and minimum volume commitments (“MVCs”).  Acreage dedications are longer term contracts pursuant to which a customer dedicates certain activities or volumes to Select within a defined set of the customer’s leased acreage, typically committing to us all water demanded by future wells they complete or produced from current and future wells that they operate, and we commit to provide, gather, recycle or dispose such water volumes.  AMI arrangements similarly are defined by a geographic right to current and future customer volumes, though AMIs may encompass a broader geographic area beyond a customer’s existing leasehold acreage. Wellbore dedications are similar to acreage dedications; however, they limit the contractual obligations to a defined set of existing or future wells. Under our MVC agreements our customers guarantee to deliver certain minimum volumes of produced water to our pipeline networks at an agreed upon fee or pay a deficiency fee for the minimum volume that is not met for a specified period. In most cases, these contracts are covenant to the land and assets they encompass.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $124.4 million, $126.7 million, $253.8 million and $265.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $79.7 million, $79.0 million, $159.2 million and $158.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $58.8 million, $63.2 million, $123.9 million and $124.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominantly fuel and freight. We incurred fuel and freight costs of $18.4 million, $21.0 million, $40.7 million and $45.0 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

Acquisition Activity

As described above, we continuously evaluate potential investments, particularly in water infrastructure and other water-related services and technology. To the extent we consummate acquisitions, any pre-transaction revenues or expenses from such transactions are not included in our historical results of operations.

During the Current Period, we completed five asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented, including revenue by segment.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$80,855	$68,564	$12,291	17.9%
Water Services	215,660	230,008	(14,348)	(6.2)%
Chemical Technologies	67,700	66,559	1,141	1.7%
Total revenue	364,215	365,131	(916)	(0.3)%

Costs of revenue
Water Infrastructure	36,211	33,581	2,630	7.8%
Water Services	173,312	178,308	(4,996)	(2.8)%
Chemical Technologies	55,885	55,641	244	0.4%
Depreciation, amortization and accretion	41,054	37,445	3,609	9.6%
Total costs of revenue	306,462	304,975	1,487	0.5%
Gross profit	57,753	60,156	(2,403)	(4.0)%

Operating expenses
Selling, general and administrative	38,935	38,981	(46)	(0.1)%
Depreciation and amortization	1,918	748	1,170	156.4%
Impairments and abandonments	1,477	46	1,431	NM
Lease abandonment costs	(2)	17	(19)	(111.8)%
Total operating expenses	42,328	39,792	2,536	6.4%
Income from operations	15,425	20,364	(4,939)	(24.3)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	6,503	382	6,121	NM
Interest expense, net	(5,645)	(2,026)	(3,619)	178.6%
Other	92	42	50	NM
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	16,375	18,762	(2,387)	(12.7)%
Income tax expense	(4,521)	(3,959)	(562)	14.2%
Equity in (losses) earnings of unconsolidated entities	(183)	96	(279)	NM
Net income	$11,671	$14,899	$(3,228)	(21.7)%

Revenue

Our revenue decreased by $0.9 million, or 0.3%, to $364.2 million for the Current Quarter compared to $365.1 million for the Prior Quarter. This decrease was composed of a $14.3 million decrease in Water Services revenue, partially offset by a $12.3 million increase in Water Infrastructure revenue and a $1.1 million increase in Chemical Technologies revenue. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 22.2%, 59.2% and 18.6% of our total revenue, respectively, compared to 18.8%, 63.0% and 18.2%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $12.3 million, or 17.9%, to $80.9 million for the Current Quarter compared to $68.6 million for the Prior Quarter. The increase was primarily driven by a $14.3 million increase from organic growth in our recycling business line supported by recent capital investments as well as an increase in solids management revenue partially offset by lower pipeline distribution volumes.

Water Services. Revenue decreased $14.3 million, or 6.2%, to $215.7 million for the Current Quarter compared to $230.0 million in the Prior Quarter. The decrease was primarily due to a decline in water sourcing revenue, reflecting a shift from legacy freshwater to produced water operations. Also impacting the change were increases in water transfer and accommodations and rentals revenue partially offset by declines in fluids hauling and well testing revenue.

Chemical Technologies. Revenue increased by $1.1 million, or 1.7%, to $67.7 million for the Current Quarter compared to $66.6 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance and new product developments.

Costs of Revenue

Costs of revenue increased $1.5 million, or 0.5%, to $306.5 million for the Current Quarter compared to $305.0 million for the Prior Quarter. The increase was primarily composed of a $2.6 million increase in Water Infrastructure costs and a $3.6 million increase in depreciation, amortization and accretion partially offset by a $5.0 million decrease in Water Services costs.

Water Infrastructure. Costs of revenue increased $2.6 million, or 7.8%, to $36.2 million for the Current Quarter compared to $33.6 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 49.0% to 44.8% due primarily to an increase in high-margin recycling revenue supported by our recent organic capital projects. Additionally, margins benefited from improved operational utilization and execution as well as higher skim oil sales.

Water Services. Costs of revenue decreased $5.0 million, or 2.8%, to $173.3 million for the Current Quarter compared to $178.3 million for the Prior Quarter. As a percentage of revenue, cost of revenue increased from 77.5% in the Prior Quarter to 80.4% in the Current Quarter. This increase was primarily driven by a decline in water sourcing revenue and reduced margins in the water transfer, poly and containment and well testing business lines, reflecting selective price reductions implemented to retain key customer relationships. These impacts were partially offset by improved gross margins in our fluids hauling business lines, attributable to continued cost discipline, operational efficiencies and consolidation activities.

Chemical Technologies. Costs of revenue increased $0.2 million, or 0.4%, to $55.9 million for the Current Quarter compared to $55.6 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 83.6% to 82.5% attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $3.6 million, or 9.6%, to $41.1 million for the Current Quarter compared to $37.4 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as increased capital expenditures made into new organic infrastructure projects.

Gross Profit

Gross profit was $57.8 million for the Current Quarter compared to $60.2 million for the Prior Quarter primarily driven by a $9.7 million increase in gross profit from our Water Infrastructure segment and a $0.9 million increase in our Chemical Technologies segment, offset by a $9.4 million decline in our Water Services segment and a $3.6 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 15.9% and 16.5% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million, or 0.1%, to $38.9 million for the Current Quarter compared to $39.0 million for the Prior Quarter, driven primarily by a $2.6 million decrease in incentive and equity-based compensation and a $1.1 million decrease in transaction and rebranding related expenses being partially offset by a $1.6 million increase in wages and associated taxes and benefits and contract labor and $2.0 million in higher information technology costs and other expenses.

Impairments and Abandonments

During the Current Quarter, we recognized $1.5 million in impairments and abandonments, consisting of $1.3 million related to the abandonment of back-office software development costs and $0.2 million in the Water Infrastructure segment related to the abandonment of property and equipment. Prior Quarter impairments and abandonments were less than $0.1 million.

Gain on sales of property and equipment and divestitures, net

During the Current Quarter, we recognized $6.5 million in gains on sales of property and equipment and divestitures, comprised of $4.7 million related to the sale of excess land in the Haynesville/E. Texas region in our Water Infrastructure segment, $1.7 million in underutilized or obsolete property and equipment in our Water Services segment and $0.1 million in obsolete property and equipment in our Chemical Technologies segment.

Net Interest Expense

Net interest expense increased by $3.6 million, or 178.6%, to $5.6 million for the Current Quarter compared to $2.0 million in the Prior Quarter due to interest expense on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility.

Net Income

Net income decreased by $3.2 million, or 21.7%, to $11.7 million for the Current Quarter compared to $14.9 million for the Prior Quarter, driven primarily by lower gross profit, higher net interest expense and higher income tax expense partially offset by gains on sales of property and equipment in the Current Quarter.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$153,246	$132,072	$21,174	16.0%
Water Services	441,308	458,315	(17,007)	(3.7)%
Chemical Technologies	144,045	141,292	2,753	1.9%
Total revenue	738,599	731,679	6,920	0.9%

Costs of revenue
Water Infrastructure	69,704	67,273	2,431	3.6%
Water Services	355,030	359,840	(4,810)	(1.3)%
Chemical Technologies	120,613	117,396	3,217	2.7%
Depreciation, amortization and accretion	79,729	74,337	5,392	7.3%
Total costs of revenue	625,076	618,846	6,230	1.0%
Gross profit	113,523	112,833	690	0.6%

Operating expenses
Selling, general and administrative	76,367	82,961	(6,594)	(7.9)%
Depreciation and amortization	2,843	2,006	837	41.7%
Impairments and abandonments	2,625	91	2,534	NM
Lease abandonment costs	722	406	316	77.8%
Total operating expenses	82,557	85,464	(2,907)	(3.4)%
Income from operations	30,966	27,369	3,597	13.1%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	7,868	707	7,161	NM
Interest expense, net	(10,521)	(3,298)	(7,223)	219.0%
Other	421	(240)	661	NM
Income before income tax expense and equity in losses of unconsolidated entities	28,734	24,538	4,196	17.1%
Income tax expense	(7,415)	(5,411)	(2,004)	37.0%
Equity in losses of unconsolidated entities	(88)	(353)	265	NM
Net income	$21,231	$18,774	$2,457	13.1%

Revenue

Our revenue increased by $6.9 million, or 0.9%, to $738.6 million for the Current Period compared to $731.7 million for the Prior Period. This increase was composed of a $21.2 million increase in Water Infrastructure revenue and a $2.8 million increase in Chemical Technologies revenue partially offset by a $17.0 million decrease in Water Services revenue. The net $6.9 million increase was driven primarily by recent capital investments in our Water Infrastructure segment and enhanced sales performance in Chemical Technologies. For the Current Period, our Water Infrastructure, Water Services and Chemical Technologies constituted 20.7%, 59.8% and 19.5% of our total revenue, respectively, compared to 18.1%, 62.6% and 19.3%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $21.2 million, or 16.0%, to $153.2 million for the Current Period compared to $132.1 million for the Prior Period. The increase was primarily driven by organic growth in our recycling business line supported by recent capital investments and additional solids management and disposal revenues impacted by our 2024 and 2025 acquisitions, partially offset by lower pipeline revenue.

Water Services. Revenue decreased $17.0 million, or 3.7%, to $441.3 million for the Current Period compared to $458.3 million in the Prior Period. The decrease was primarily due to a decline in water sourcing revenue reflecting a shift from freshwater to produced water operations. Also impacting the change were increases in water transfer and accommodations and rentals revenue with declines in fluids hauling, well testing revenue and poly and containment revenue.

Chemical Technologies. Revenue increased by $2.8 million, or 1.9%, to $144.0 million for the Current Period compared to $141.3 million for the Prior Period. The increase in revenues was primarily driven by enhanced sales performance.

Costs of Revenue

Costs of revenue increased $6.2 million, or 1.0%, to $625.1 million for the Current Period compared to $618.8 million for the Prior Period. The increase was primarily composed of a $2.4 million increase in Water Infrastructure costs, a $3.2 million increase in Chemical Technologies costs and a $5.4 million increase in depreciation, amortization and accretion partially offset by a $4.8 million decrease in Water Services costs.

Water Infrastructure. Costs of revenue increased $2.4 million, or 3.6%, to $69.7 million for the Current Period compared to $67.3 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 50.9% to 45.5% due primarily to an increase in high-margin recycling revenue supported by our recent organic capital projects. Also contributing to improved profitability were increases in gathering and disposal margins driven by the accretive impact of recently acquired disposal operations, enhanced operational utilization and execution, and higher skim oil sales.

Water Services. Costs of revenue decreased $4.8 million, or 1.3%, to $355.0 million for the Current Period compared to $359.8 million for the Prior Period. As a percentage of revenue, cost of revenue increased from 78.5% in the Prior Period to 80.4% in the Current Period. This increase was primarily driven by a decline in water sourcing revenue and reduced margins in the water transfer, poly and containment and well testing business lines, reflecting selective price reductions implemented to retain key customer relationships. These impacts were partially offset by improved gross margins in our fluids hauling business lines, attributable to continued cost discipline and operational efficiencies.

Chemical Technologies. Costs of revenue increased $3.2 million, or 2.7%, to $120.6 million for the Current Period compared to $117.4 million for the Prior Period. Cost of revenue as a percentage of revenue increased from 83.1% to 83.7% primarily driven by modest price reductions stemming from macroeconomic factors.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $5.4 million, or 7.3%, to $79.7 million for the Current Period compared to $74.3 million for the Prior Period primarily due to a higher fixed asset base resulting from recent acquisitions as well as increased capital expenditures made into new organic infrastructure projects.

Gross Profit

Gross profit was $113.5 million for the Current Period compared to $112.8 million for the Prior Period primarily driven by a $18.7 million increase in gross profit from our Water Infrastructure segment, partially offset by a $12.2 million decline in our Water Services segment, a $0.5 million decline in our Chemical Technologies segment and a $5.4 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue remained flat at 15.4% in both the Current Period and Prior Period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6.6 million, or 7.9%, to $76.4 million for the Current Period compared to $83.0 million for the Prior Period. The decrease was primarily driven by a $5.4 million decline in incentive and equity-based compensation, $4.8 million in lower transaction and rebranding costs, a $1.5 million reduction in contract labor, a $1.1 million reduction in legal and professional fees and a $0.6 million reduction in severance expense, partially offset by a $3.5 million increase in wages, associated payroll taxes, and employer 401(k) matching contributions, $2.6 million in higher information technology costs and $0.7 million from a combination of other expenses.

Impairments and Abandonments

During the Current Period, we recognized $2.6 million in impairments and abandonments, consisting of $1.3 million related to the abandonment of back-office software development costs, $0.7 million in the Water Infrastructure segment primarily associated with the termination of a disposal lease and $0.6 million of property and equipment in the Water Services segment related to the relocation of operations from a leased facility.

Gain on sales of property and equipment and divestitures, net

During the Current Period, we recognized $7.9 million in gains on sales of property and equipment and divestitures, primarily consisting of $4.7 million related to the sale of excess land in the Haynesville/E. Texas region in our Water Infrastructure segment, $2.5 million in underutilized or obsolete property and equipment in our Water Services segment and $0.7 million of obsolete property and equipment in our Chemical Technologies segment. Prior Period amounts were due primarily to sales of underutilized or obsolete property and equipment.

Net Interest Expense

Net interest expense increased by $7.2 million, or 219.0%, to $10.5 million for the Current Period compared to $3.3 million in the Prior Period due to interest expense on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility and extinguishment costs related to our Prior Sustainability-Linked Credit Facility.

Net Income

Net income increased by $2.5 million, or 13.1%, to $21.2 million for the Current Period compared to $18.8 million for the Prior Period, driven primarily by lower selling, general and administrative expenses and increased gains on sales of property and equipment and divestitures, net, partially offset by increases in net interest expense and income tax expense.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$11,671	$14,899	$21,231	$18,774
Interest expense, net	5,645	2,026	10,521	3,298
Income tax expense	4,521	3,959	7,415	5,411
Depreciation, amortization and accretion	42,972	38,193	82,572	76,343
EBITDA	64,809	59,077	121,739	103,826
Non-cash compensation expenses	3,198	6,201	6,679	12,560
Non-recurring severance expenses(1)	—	—	—	648
Non-cash loss on sale of assets or subsidiaries	264	1,432	437	3,180
Transaction and rebranding costs	2,018	2,866	3,201	7,795
Lease abandonment costs	(2)	17	722	406
Impairments and abandonments	1,477	46	2,625	91
Equity in losses (earnings) of unconsolidated entities	183	(96)	88	353
Other	667	104	1,154	546
Adjusted EBITDA	$72,614	$69,647	$136,645	$129,405
(1)	For the Prior Period, these costs related to severance costs associated with our former CFO.

EBITDA was $64.8 million for the Current Quarter compared to $59.1 million for the Prior Quarter. The $5.7 million increase in EBITDA was driven primarily by a $6.1 million increase in gains on asset sales and a $1.2 million increase in gross profit partially offset by a $1.4 million increase in impairments and abandonments. Adjusted EBITDA was $72.6 million for the Current Quarter compared to $69.6 million for the Prior Quarter.

EBITDA was $121.7 million for the Current Period compared to $103.8 million for the Prior Period. The $17.9 million increase in EBITDA was driven primarily by a $7.2 million increase in gains on asset sales, a $6.1 million increase in gross profit and a $6.6 million decrease in selling, general and administrative expense partially offset by a $2.5 million increase in impairments and abandonments. Adjusted EBITDA was $136.6 million for the Current Period compared to $129.4 million for the Prior Period.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $16.9 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of June 30, 2025 cash and cash equivalents totaled $51.2 million, and we had approximately $228.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of June 30, 2025, we had $275.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $270.3 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $17.2 million. As of August 4, 2025, we had $280.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $250.3 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.3 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $201.0 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$77,525	$115,243	$(37,718)	(32.7)%
Net cash used in investing activities	(207,494)	(224,119)	16,625	7.4%
Net cash provided by financing activities	161,168	68,213	92,955	136.3%
Subtotal	31,199	(40,663)
Effect of exchange rate changes on cash and cash equivalents	9	(3)	12	NM
Net increase (decrease) in cash and cash equivalents	$31,208	$(40,666)

Analysis of Cash Flow Changes between the six months ended June 30, 2025 and 2024

Operating Activities. Net cash provided by operating activities was $77.5 million for the Current Period, compared to $115.2 million for the Prior Period. The $37.7 million decrease is comprised primarily of a $39.4 million reduction in converting working capital to cash, principally associated with increased accounts receivable, partially offset by an increase of $1.7 million of net income combined with non-cash adjustments.

Investing Activities. Net cash used in investing activities was $207.5 million for the Current Period, compared to $224.1 million for the Prior Period. The $16.6 million decrease in net cash used in investing activities was due primarily to a $132.6 million decrease spend for acquisitions net of cash received partially offset by a $72.1 million investment in unconsolidated entities during the Current Period and a $45.0 million increase in purchases of property and equipment.

Financing Activities. Net cash provided by financing activities was $161.2 million for the Current Period, compared to $68.2 million for the Prior Period. The $93.0 million increase in net cash provided by financing activities was due primarily to a $100.0 million increase in borrowings net of repayments and $2.9 million of cash received from noncontrolling interest holders in the Current Period partially offset by $7.9 million of debt issuance costs in the Current Period and a $2.4 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Six months ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$77,525	$115,243
Purchase of property and equipment	(127,833)	(82,876)
Proceeds received from sale of property and equipment	9,603	8,545
Free cash flow	$(40,705)	$40,912

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

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2024 Form 10-K for operating lease obligations as of December 31, 2024 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of June 30, 2025.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of June 30, 2025, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2025, we had $275.0 million in outstanding borrowings and $228.1 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of August 4, 2025, we had $280.0 million in outstanding borrowings and $201.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Though a comprehensive trade agreement was signed in 2020 between the U.S. and China, a trade war has rapidly escalated in the first half of 2025, with current tariffs on goods imported from China into the U.S. at a blended average tariff rate of approximately 51% and goods from the U.S. imported into China at an average tariff rate of approximately 33%. Approximately 9% of the raw material feedstock for our chemicals we produced in 2024 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs significantly and reduce profitability. Such elevated tariff rates may substantially increase the costs for certain products Select sources and, more importantly, our customers source from China, while also effectively pricing out U.S. oil, natural gas and NGLs from the Chinese market, which may adversely affect our customers as China is a major importer of oil, natural gas and NGLs globally. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services. Further, the escalating trade war has resulted in a suspension of China’s imports of U.S. natural gas. As the world’s largest importer of natural gas, the loss of access to the market could have an adverse effect on our customers’ operations and the demand for their products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Omni Acquisition

In connection with the closing of the acquisition of certain assets and operations of Omni Environmental Solutions (“Omni”), the company issued 862,069 shares of the Company’s Class A common stock as stock consideration to certain stockholders of Omni (the “Stock Consideration”). The Stock Consideration has not been registered under the Securities Act of 1933, as amended, and was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 32,143 shares purchased to satisfy the tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan previously awarded to certain of our current and former employees.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2025 to April 30, 2025	281	$10.59	—	$21,177,432
May 1, 2025 to May 31, 2025	27,010	$8.87	—	$21,177,432
June 1, 2025 to June 30, 2025	4,852	$8.87	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: August 6, 2025	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: August 6, 2025	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer