Form 10-Q
period 2025-09-30
Select Water Solutions, Inc.
filed 2025-11-05
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-38066

SELECT WATER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4561945
(State of incorporation)	(IRS Employer Identification Number)

1820 North I-35 Gainesville, TX	76240
(Address of principal executive offices)	(Zip Code)

(940) 668-1818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	WTTR	New York Stock Exchange NYSE Texas, Inc.

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

As of November 3, 2025, the registrant had 104,908,604 shares of Class A common stock and 16,221,101 shares of Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,828	$19,978
Accounts receivable trade, net of allowance for credit losses of $4,919 and $4,543, respectively	276,949	281,569
Accounts receivable, related parties	42	150
Inventories	37,974	38,447
Prepaid expenses and other current assets	47,470	45,354
Total current assets	380,263	385,498
Property and equipment	1,581,048	1,405,486
Accumulated depreciation	(693,686)	(679,832)
Total property and equipment, net	887,362	725,654
Right-of-use assets, net	28,429	36,851
Goodwill	45,129	18,215
Other intangible assets, net	110,582	123,715
Deferred tax assets, net	38,820	46,339
Investments in unconsolidated entities	78,394	11,347
Other long-term assets	19,172	18,663
Total assets	$1,588,151	$1,366,282
Liabilities and Equity
Current liabilities
Accounts payable	$54,710	$39,189
Accrued accounts payable	53,843	76,196
Accounts payable and accrued expenses, related parties	3,945	4,378
Accrued salaries and benefits	21,028	29,937
Accrued insurance	23,557	24,685
Sales tax payable	3,789	2,110
Current portion of tax receivable agreements liabilities	17	93
Accrued expenses and other current liabilities	40,672	40,137
Current operating lease liabilities	13,423	16,439
Current portion of long-term debt	15,625	—
Current portion of finance lease obligations	701	211
Total current liabilities	231,310	233,375
Long-term tax receivable agreements liabilities	38,409	38,409
Long-term operating lease liabilities	23,292	31,092
Long-term debt, net	285,440	85,000
Other long-term liabilities	78,045	62,872
Total liabilities	656,496	450,748
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 104,905,040 and 103,069,732 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,049	1,031
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of September 30, 2025 and December 31, 2024	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	991,475	998,474
Accumulated deficit	(184,578)	(206,147)
Total stockholders’ equity	808,108	793,520
Noncontrolling interests	123,547	122,014
Total equity	931,655	915,534
Total liabilities and equity	$1,588,151	$1,366,282

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Water Infrastructure	$78,805	$82,017	$232,051	$214,089
Water Services	166,877	234,019	608,185	692,334
Chemical Technologies	76,561	55,313	220,606	196,605
Total revenue	322,243	371,349	1,060,842	1,103,028
Costs of revenue
Water Infrastructure	36,964	35,503	106,668	102,776
Water Services	136,795	186,041	491,825	545,881
Chemical Technologies	61,352	48,450	181,965	165,846
Depreciation, amortization and accretion	43,578	38,906	123,307	113,243
Total costs of revenue	278,689	308,900	903,765	927,746
Gross profit	43,554	62,449	157,077	175,282
Operating expenses
Selling, general and administrative	41,674	37,268	118,041	120,229
Depreciation and amortization	1,310	661	4,153	2,667
Impairments and abandonments	2,279	—	4,904	91
Lease abandonment costs	63	5	785	411
Total operating expenses	45,326	37,934	127,883	123,398
(Loss) income from operations	(1,772)	24,515	29,194	51,884
Other income (expense)
Gain on sales of property and equipment and divestitures, net	2,600	1,624	10,468	2,331
Interest expense, net	(5,963)	(1,906)	(16,484)	(5,204)
Remeasurement gain on business combination	14,924	—	14,924	—
Other	(2,277)	(78)	(1,856)	(318)
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	7,512	24,155	36,246	48,693
Income tax expense	(434)	(5,852)	(7,849)	(11,263)
Equity in (losses) earnings of unconsolidated entities	(4,784)	507	(4,872)	154
Net income	2,294	18,810	23,525	37,584
Less: net loss (income) attributable to noncontrolling interests	389	(3,019)	(1,956)	(5,300)
Net income attributable to Select Water Solutions, Inc.	$2,683	$15,791	$21,569	$32,284

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.03	$0.16	$0.21	$0.32
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.03	$0.15	$0.21	$0.32
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$2,294	$18,810	$23,525	$37,584
Comprehensive income	2,294	18,810	23,525	37,584
Less: comprehensive loss (income) attributable to noncontrolling interests	389	(3,019)	(1,956)	(5,300)
Comprehensive income attributable to Select Water Solutions, Inc.	$2,683	$15,791	$21,569	$32,284

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Issuance of shares for acquisitions	862,069	9	—	—	7,514	—	7,523	141	7,664
Equity-based compensation	—	—	—	—	12,183	—	12,183	1,894	14,077
Issuance of restricted shares	1,124,985	11	—	—	1,158	—	1,169	(1,169)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Repurchase of common stock	(615,422)	(6)	—	—	(6,467)	—	(6,473)	(511)	(6,984)
Restricted shares forfeited	(155,562)	(2)	—	—	(157)	—	(159)	159	—
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(21,307)	—	(21,307)	—	(21,307)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(539)	—	(539)	—	(539)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(3,406)	(3,406)
Net income	—	—	—	—	—	21,569	21,569	1,956	23,525
Balance as of September 30, 2025	104,905,040	$1,049	16,221,101	$162	$991,475	$(184,578)	$808,108	$123,547	$931,655

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	15,854	—	15,854	2,505	18,359
Issuance of restricted shares	1,239,597	12	—	—	1,258	—	1,270	(1,270)	—
Stock options exercised	287,686	3	—	—	(3)	—	—	—	—
Repurchase of common stock	(1,103,993)	(11)	—	—	(7,149)	—	(7,160)	(163)	(7,323)
Restricted shares forfeited	(102,617)	(1)	—	—	(105)	—	(106)	106	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(17,948)	—	(17,948)	—	(17,948)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(498)	—	(498)	—	(498)
Class B common stock ($0.06 per share)	—	—	—	—	—	—	—	(2,920)	(2,920)
Net income	—	—	—	—	—	32,284	32,284	5,300	37,584
Balance as of September 30, 2024	102,797,453	$1,028	16,221,101	$162	$999,812	$(204,507)	$796,495	$122,931	$919,426

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119
Issuance of shares for acquisitions	862,069	9	—	—	7,514	—	7,523	141	7,664
Equity-based compensation	—	—	—	—	6,408	—	6,408	990	7,398
Issuance of restricted shares	10,130	—	—	—	11	—	11	(11)	—
Repurchase of common stock	(38,992)	—	—	—	(328)	—	(328)	(4)	(332)
Restricted shares forfeited	(113,880)	(2)	—	—	(114)	—	(116)	116	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,175)	—	(7,175)	—	(7,175)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(178)	—	(178)	—	(178)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(1,135)	(1,135)
Net income	—	—	—	—	—	2,683	2,683	(389)	2,294
Balance as of September 30, 2025	104,905,040	$1,049	16,221,101	$162	$991,475	$(184,578)	$808,108	$123,547	$931,655

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2024	102,799,602	$1,028	16,221,101	$162	$1,001,123	$(220,298)	$782,015	$120,115	$902,130
Equity-based compensation	—	—	—	—	5,009	—	5,009	790	5,799
Issuance of restricted shares	7,765	—	—	—	8	—	8	(8)	—
Stock options exercised	157,970	2	—	—	(2)	—	—	—	—
Repurchase of common stock	(139,275)	(2)	—	—	(127)	—	(129)	(42)	(171)
Restricted shares forfeited	(28,609)	—	—	—	(30)	—	(30)	30	—
Dividend and distribution declared:
Class A common stock ($0.06 per share)	—	—	—	—	(6,015)	—	(6,015)	—	(6,015)
Unvested restricted stock ($0.06 per share)	—	—	—	—	(154)	—	(154)	—	(154)
Class B common stock ($0.06 per share)	—	—	—	—		—	—	(973)	(973)
Net income	—	—	—	—	—	15,791	15,791	3,019	18,810
Balance as of September 30, 2024	102,797,453	$1,028	16,221,101	$162	$999,812	$(204,507)	$796,495	$122,931	$919,426

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$23,525	$37,584
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	127,460	115,910
Deferred tax expense	7,566	10,571
Gain on disposal of property and equipment and divestitures	(10,468)	(2,331)
Equity in losses of unconsolidated entities	4,872	(154)
Credit loss expense	1,124	855
Amortization and write off of debt issuance costs	1,815	366
Inventory adjustments	52	(528)
Equity-based compensation	14,077	18,359
Impairments and abandonments	4,904	91
Remeasurement gain on business combination	(14,924)	—
Other operating items, net	1,778	926
Changes in operating assets and liabilities
Accounts receivable	3,015	29,011
Prepaid expenses and other assets	(1,751)	(16,494)
Accounts payable and accrued liabilities	(13,824)	(27,047)
Net cash provided by operating activities	149,221	167,119
Cash flows from investing activities
Purchase of property and equipment	(223,063)	(118,080)
Purchase of equity-method investment	(72,059)	—
Acquisitions, net of cash received	(52,341)	(158,438)
Proceeds received from sales of property and equipment	13,757	12,275
Net cash used in investing activities	(333,706)	(264,243)
Cash flows from financing activities
Borrowings from revolving line of credit	105,000	150,000
Payments on revolving line of credit	(135,000)	(70,000)
Borrowings from long-term debt	250,000	—
Payments of finance lease obligations	(442)	(163)
Payment of debt issuance costs	(7,867)	—
Dividends and distributions paid	(25,250)	(21,533)
Payments under tax receivable agreements	(77)	—
Contributions from noncontrolling interests	2,875	—
Repurchase of common stock	(6,909)	(7,323)
Net cash provided by financing activities	182,330	50,981
Effect of exchange rate changes on cash	5	(2)
Net decrease in cash and cash equivalents	(2,150)	(46,145)
Cash and cash equivalents, beginning of period	19,978	57,083
Cash and cash equivalents, end of period	$17,828	$10,938
Supplemental cash flow disclosure:
Cash paid for interest	$12,480	$5,225
Cash paid for income taxes, net	$1,352	$1,447
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$7,664	$—
Assets and liabilities transferred in business combination	$20,734	$—
Property and equipment obtained by assuming liabilities	$1,615	$—
Capital expenditures included in accounts payable and accrued liabilities	$41,100	$41,095

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

Class A and Class B common stock:  As of September 30, 2025, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and nine months ended September 30, 2025 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2024 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on February 19, 2025, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

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

The change in the allowance for credit losses is as follows:

Nine months ended September 30, 2025
(in thousands)
Balance as of December 31, 2024	$4,543
Increase to allowance based on a percentage of revenue	2,146
Adjustment based on aged receivable analysis	(750)
Charge-offs	(1,051)
Recoveries	31
Balance as of September 30, 2025	$4,919

Asset retirement obligations:  The Company’s asset retirement obligations (“ARO”) relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2025
(in thousands)
Balance as of December 31, 2024	$63,230
Accretion expense	3,179
Additions	1,317
Acquired AROs	9,538
Divested AROs	(1,062)
Settlements	(4,585)
Balance as of September 30, 2025	$71,617

Short-term ARO liability	6,652
Long-term ARO liability	64,965
Balance as of September 30, 2025	$71,617

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$161	$48	$239	$109
Sublease income	Lease abandonment costs and Costs of revenue	637	533	1,662	1,363

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

During the Current Period and Prior Period, the Company made the decision to abandon operations at multiple Water Services locations.  As a result, the Company recorded right-of-use asset impairment charges of $0.7 million and $0.6 million, respectively.

Defined Contribution Plan: The Company sponsors a defined contribution 401(k) Profit Sharing Plan for the benefit of substantially all employees of the Company. The Company incurred $1.3 million, $1.4 million, $4.5 million and $4.9 million match expense in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During the Current Quarter, the Company incurred $1.5 million of severance expense in connection with the termination of certain former management employees related to a reorganization, included in selling, general and administrative within the consolidated statements of operations and $1.2 million is included in accrued salaries and benefits as of September 30, 2025.

During the Prior Period, the Company incurred $0.6 million of severance in connection with the termination of its former Chief Financial Officer, included in selling, general and administrative within the consolidated statements of operations and which has been fully paid as of June 30, 2025.

Dividends: During the Current Period, the Company paid $21.3 million in dividends accounted for as a reduction to additional paid-in capital, $3.4 million of distributions accounted for as a reduction to noncontrolling interests and $0.5 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Period. As of September 30, 2025, the Company had $0.8 million of dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

Equity Investments: For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of September 30, 2025, the Company had four equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

Our investments in unconsolidated entities are summarized below:

		Year		As of September 30,	As of December 31,
Investment	Ownership %	attained	Accounting method	2025	2024

				(in thousands)
Water Infrastructure
AV Farms, LP	39%	2025	Equity-method	$71,238	$—
Water Services
ESG Solutions Group, Inc.	20%	2020	Equity-method	4,096	4,017
ICE Thermal, Inc.	38%	2021	Equity-method	250	4,388
AquaNyx Midstream LP	47%	2021	Equity-method	2,810	2,942
Total investment in unconsolidated entities				$78,394	$11,347

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Recent accounting pronouncements: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The Company will adopt the standard for the annual reporting period ending December 31, 2025. Upon adoption, the Company’s annual income tax disclosures will be expanded to provide additional transparency into the drivers of its effective tax rate and cash taxes paid, net of refunds received, to various jurisdictions. The disclosures will reflect new quantitative thresholds and expanded presentation requirements introduced under ASU 2023-09.

For the reconciliation of the effective tax rate to the U.S. statutory rate, any reconciling item with a tax effect that exceeds five percent of pretax income, computed at the federal statutory rate, must be separately disclosed. ASU 2023-09 also requires disaggregation of income (or loss) from continuing operations before income taxes between U.S. and foreign operations.

The Company will adopt the standard on a prospective basis.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2025 and 2024 acquisitions (in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Acquisition related costs for Asset Acquisitions	Other Consideration	Value of Shares Issued	Total Consideration	Segments
Seven Smaller Asset Acquisitions	Multiple 2025 Dates	—	$24,432	$—	$—	$—	$24,432	Water Infrastructure
One Asset Acquisition	August 29, 2025	—	7,537	—	—	—	7,537	Corporate-Other
Omni	July 1, 2025	862,069	17,747	—	20,734	7,664	46,145	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	—	1,725	—	—	—	1,725	Water Services
Eight Smaller Asset Acquisitions	Multiple 2024 Dates	—	14,591	31	—	—	14,622	Water Infrastructure
Bobcat	April 18, 2024	—	8,070	—	—	—	8,070	Water Infrastructure
Trinity	April 1, 2024	—	30,832	—	—	—	30,832	Water Infrastructure
Buckhorn	March 1, 2024	—	18,781	—	—	—	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	—	14,000	—	—	—	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	—	58,330	—	—	—	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	—	18,100	—	—	—	18,100	Water Infrastructure
Total		862,069	$214,145	$31	$20,734	$7,664	$242,574

2025 Business Combination with Omni

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

The purchase consideration included (i) $17.7 million in cash consideration, including $7.5 million in base consideration and $10.2 million to compensate for retained net working capital, (ii) the issuance of 862,069 shares of the Company’s Class A common stock, (iii) rental and oil hauling operations in the Bakken, (iv) Northeast fluids hauling operations, (v) Midcon fluids hauling operations, and (vi) one Midcon SWD. As part of the transaction, 280 fluids hauling employees were transferred to Omni. The property and equipment divested had a net book value of $5.7 million and was classified as held-for-sale on the consolidated balance sheet as of June 30, 2025 with $5.5 million attributable to our Water Services segment and $0.2 million attributable to our Water Infrastructure segment. The divested Fluids Hauling operations represented approximately 8% of the Water Services segment’s revenue during the first half of 2025.

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction was accounted for as a business combination under the acquisition method in accordance with ASC 805. The Company engaged third-party valuation experts to assist in the purchase price allocation for the net assets received. These estimates, judgments, assumptions and valuation of the property and equipment acquired, intangible assets, current assets, current liabilities and long-term liabilities have not been finalized as of September 30, 2025. The Company also used a third-party analysis for the valuation of property and equipment divested, which resulted in a $14.9 million remeasurement gain in our Water Services segment. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill recognized represents the anticipated strategic benefits of expanding Select’s fluids and solids treatment and disposal capabilities in the Bakken region, as well as the expected operational synergies and economies of scale from integrating Select’s existing assets and operations with those acquired from Omni. The Company incurred $0.3 million and $1.2 million of transaction-related costs related to this acquisition during the Current Quarter and Current Period, respectively, and such costs are included in selling, general and administrative expenses within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$17,747
Class A common stock (862,069 shares)	7,664
Property and equipment ($5,663 carrying value with $14,924 step-up)	20,587
Other assets and liabilities transferred/assumed	147
Total consideration transferred	46,145
Less: identifiable assets acquired and liabilities assumed
Working capital	(3,520)
Property and equipment	26,300
Long-term ARO	(3,549)
Total identifiable net assets acquired	19,231
Goodwill	26,914
Fair value allocated to net assets acquired	$46,145

2025 Asset Acquisitions

During the Current Period, the Company acquired certain assets and associated liabilities in the Permian Basin from six transactions for aggregate consideration of $23.4 million, as well as one asset acquisition in the Northeast region for total consideration of $1.0 million. These asset acquisitions added disposal capacity, pipeline capacity, surface rights, and over 400 acres of land and also improved connectivity with customers by enhancing infrastructure and connectivity across operational sites. The allocation of the purchase price for these assets was a combined $32.2 million in property and equipment and $7.8 million in asset retirement obligations and other liabilities. The Company also acquired certain wastewater treatment facilities for the accommodations and rentals business line in the Permian and Eagle Ford regions for $1.7 million during the Current Period. Further, the Company paid $7.5 million to purchase its corporate headquarters building in Gainesville, Texas, which was previously subject to a lease agreement.

2024 Asset Acquisitions

During 2024, the Company acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from eight transactions for $14.6 million, inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $8.6 million in property and equipment, $6.0 million in land, $1.5 million in intellectual property, $0.1 million in other long-term assets and $1.6 million in asset retirement obligations and other liabilities.

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

In the Water Infrastructure and Water Services segments, performance obligations arise in connection with services provided to customers in accordance with contractual terms, in an amount the Company expects to collect. Services are generally sold based on customer orders or contracts with customers that include fixed or determinable prices. Revenues are generated by services rendered and measured based on the output generated, which is usually simultaneously received and consumed by customers at their job sites. As a multi-job site organization, contract terms, including the pricing for the Company’s services, are negotiated on a job site level on a per-job basis. Most jobs are completed in a short period of time, usually between one day and one month. Revenue is recognized as performance obligations are completed on a daily, hourly or per-unit basis with unconditional rights to consideration for services rendered reflected as accounts receivable trade, net of allowance for credit losses. In cases where a prepayment is received before the Company satisfies its performance obligations, a contract liability is recorded in accrued expenses and other current liabilities. Final billings generally occur once all of the proper approvals are obtained. Mobilization and demobilization are factored into the pricing for services. Billings and costs related to mobilization and demobilization are not material for customer agreements that start in one period and end in another. The Company recognizes revenue from certain sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

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

As of September 30, 2025 and December 31, 2024, the Company reported no contract assets and had contract liabilities of $3.5 million and $1.1 million, respectively. During the Current Period and Prior Period, the Company recognized revenue of $1.1 million and $1.7 million, respectively, related to contract liabilities that existed at the beginning of the period.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of September 30, 2025, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $21.6 million, $20.1 million, $62.4 million and $59.6 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2025, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Geographic Region
Permian Basin	$171,321	$183,949	$538,457	$533,028
Rockies	38,035	48,509	126,661	158,095
Marcellus/Utica	31,506	33,531	118,527	104,378
Eagle Ford	28,576	37,946	107,289	124,446
Bakken	21,300	26,833	69,353	61,723
Mid-Continent	20,718	25,315	68,464	64,158
Haynesville/E. Texas	13,255	17,221	41,203	64,627
Eliminations and other regions	(2,468)	(1,955)	(9,112)	(7,427)
Total	$322,243	$371,349	$1,060,842	$1,103,028

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 88%, 82%, 86% and 82% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Eagle Ford, which collectively comprised 77%, 71%, 73% and 73% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, Midcon and Rockies, which collectively comprised 92%, 87%, 88% and 83% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale and parts and consumables used in operations, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$30,987	$24,884
Finished goods	6,987	13,563
Total	$37,974	$38,447

During the Current Quarter and Current Period, the Company recorded net charges to the reserve for excess and obsolete inventory of less than $0.1 million and $0.1 million, respectively. During the Prior Quarter and Prior Period, the Company recorded net credits to the reserve for excess and obsolete inventory of $0.1 million and $0.5 million, respectively. Net charges and credits to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.9 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in thousands)
Machinery and equipment	$541,745	$581,566
Gathering and disposal infrastructure	393,854	309,854
Pipelines	205,534	103,425
Recycling facilities	165,005	115,227
Buildings and leasehold improvements	106,777	109,520
Land	46,425	39,960
Computer equipment and software	8,903	7,864
Vehicles and equipment	8,175	13,870
Machinery and equipment - finance lease	3,137	533
Computer equipment and software - finance lease	854	904
Office furniture and equipment	612	453
Construction in progress	100,027	122,310
	1,581,048	1,405,486
Less accumulated depreciation(1)	(693,686)	(679,832)
Total property and equipment, net	$887,362	$725,654
(1)	Includes $1.4 million and $0.9 million of accumulated depreciation related to finance leases as of September 30, 2025 and December 31, 2024, respectively.

During the Current Quarter, the Company recognized $2.3 million in impairments and abandonments related to the abandonment of a SWD well in the Water Infrastructure segment.

During the Current Period, the Company recognized $4.9 million in impairments and abandonments, consisting of $3.1 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets, $0.6 million in the Water Services segment related to the relocation of operations from a leased facility. Prior Period impairments and abandonments were less than $0.1 million.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Category
Depreciation expense from property and equipment	$39,199	$34,425	$110,619	$101,949
Amortization expense from finance leases	177	52	528	165
Amortization expense from intangible assets	4,378	4,505	13,134	12,704
Accretion expense from asset retirement obligations	1,134	585	3,179	1,092
Total depreciation, amortization and accretion	$44,888	$39,567	$127,460	$115,910

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $26.9 million and $13.5 million of goodwill in connection with the Company’s 2025 and 2024 acquisitions, respectively (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Period are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2024	$16,777	$1,438	$18,215
Additions	26,914	—	26,914
Balance as of September 30, 2025	$43,691	$1,438	$45,129

The components of other intangible assets, net as of September 30, 2025 and December 31, 2024 are as follows:

	As of September 30, 2025			As of December 31, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,230	$(87,739)	$99,491	$187,706	$(76,638)	$111,068
Patents and other intellectual property	14,272	(9,674)	4,598	14,272	(8,521)	5,751
Water rights	1,750	(538)	1,212	3,125	(1,510)	1,615
Total definite-lived	203,252	(97,951)	105,301	205,103	(86,669)	118,434
Indefinite-lived
Water rights	5,281	—	5,281	5,281	—	5,281
Total indefinite-lived	5,281	—	5,281	5,281	—	5,281
Total other intangible assets, net	$208,533	$(97,951)	$110,582	$210,384	$(86,669)	$123,715

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.8 years, 9.7 years and 3.3 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 7.8 years, 4.9 years and 2.3 years, respectively, as of September 30, 2025. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2025	$4,378
2026	17,424
2027	16,922
2028	14,655
2029	14,114
Thereafter	37,808
Total	$105,301

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

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of September 30, 2025, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $232.3 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

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

 The Company had $305.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of September 30, 2025 and $85.0 million outstanding under the Prior Sustainability-Linked Credit Facility as of

December 31, 2024. As of September 30, 2025 and December 31, 2024, the borrowing base under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was $232.3 million and $218.8 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.6 million and $19.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $157.7 million as of September 30, 2025.

The principal maturities of debt outstanding as of September 30, 2025 were as follows:

	Amount
	(in thousands)
	Revolving Credit Facility	Term Loan	Total
2025	$—	$—	$—
2026	—	31,250	31,250
2027	—	62,500	62,500
2028	—	62,500	62,500
2029	—	62,500	62,500
2030	55,000	31,250	86,250
Total	$55,000	$250,000	$305,000
Less: Debt issuance costs	—	(3,935)	(3,935)
Less: Current portion of long-term debt	—	(15,625)	(15,625)
Long-term debt, net	$55,000	$230,440	$285,440

Interest rate as of September 30, 2025	6.24%	7.41%

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $7.9 million of debt issuance costs during the Current Period. Additionally, the Company expensed $0.7 million of previously unamortized deferred debt issuance costs related to the Prior Sustainability-Linked Credit Facility and transferred $0.4 million of unamortized costs to the new Sustainability-Linked Credit Facility for lenders that remained in the syndicate. Unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, were $7.1 million and $1.1 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.4 million, $0.1 million, $1.1 million and $0.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The Company was in compliance with all debt covenants as of September 30, 2025.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc. 2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing awards that expire, are canceled, forfeited, exchanged, settled in cash, or otherwise terminated without the actual delivery of the underlying Class A common stock, to again be available for future grants. As of September 30, 2025, there were 8,499,231 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of September 30, 2025 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2025
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,030,595	$19.89	2.5	$1,399
Exercised	(24,943)	8.66		—
Expired	(28,045)	13.98		—
Ending balance, outstanding	977,607	$20.35	1.8	$558
Ending balance, exercisable	977,607	$20.35	1.8	$558
Nonvested as of September 30, 2025	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $10.69 and $13.24 as of September 30, 2025 and December 31, 2024, respectively.

All equity-based compensation expense related to stock options has been previously recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.1 million, $2.6 million, $9.4 million and $9.3 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2025, there was $15.5 million of unrecognized compensation expense with a weighted-average remaining life of 1.7 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2025
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2024	2,670,410	$8.18
Granted	1,124,985	10.93
Vested	(1,272,317)	8.15
Forfeited	(155,562)	10.40
Nonvested as of September 30, 2025	2,367,516	$9.36

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

During 2025, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to relative and absolute TSR, with relative TSR measured against a defined peer group specified in the grant agreement, over the performance period from January 1, 2025 to December 31, 2027. The target number of shares of Class A common stock subject to each PSU granted in 2025 is 1.0; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 2.0 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2028.

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

The fair value on the date the PSUs were granted during 2025, 2024 and 2023 was $5.4 million, $5.2 million and $5.3 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $4.3 million, $3.1 million, $4.6 million and $9.1 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2025, the unrecognized compensation cost related to our unvested PSUs is estimated to be $7.3 million and is expected to be recognized over a weighted-average period of 1.7 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2024	1,988,208
Target shares granted	376,397
Target shares vested (1)	(594,295)
Target shares added by performance factor	98,029
Target shares forfeited (1)	(189,798)
Target shares outstanding as of September 30, 2025	1,678,541
(1)	The PSUs granted in 2022 related to ROA and FCF vested at 132% and 62% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 38,992 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in capital of $0.3 million and a decrease to Class A common stock of less than $1,000. In the Prior Quarter, the Company repurchased 139,275 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

During the Current Period, the Company repurchased 615,422 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in capital of $7.0 million and a decrease to Class A common stock of $6,000. In the Prior Period, the Company repurchased 1,103,993 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Period or Prior Period.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2025 or the year ended December 31, 2024.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2025 and December 31, 2024 due to the short-term nature of these instruments. The carrying value of debt as of September 30, 2025 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

NOTE 12—RELATED-PARTY TRANSACTIONS

The Company considers its related parties to be those stockholders who are beneficial owners of more than 5.0% of its common stock, executive officers, members of its board of directors or immediate family members of any of the foregoing persons, transactions with a company that is significantly influenced by another related party, and cost-method and equity-method investees. The Company has entered into a number of transactions with related parties. In accordance with the Company’s related persons transactions policy, the audit committee of the Company’s board of directors regularly reviews these transactions. However, the Company’s results of operations may have been different if these transactions were conducted with non-related parties.

During the Current Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $8.2 million. These purchases consisted of $3.9 million relating to the rental of certain equipment or other services used in operations, $1.8 million relating to property and equipment, $1.5 million relating to inventory and consumables and $1.0 million relating to management, consulting and other services.

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

During the Current Period, sales to related parties were $0.4 million and purchases from related-party vendors were $23.6 million. These purchases consisted of $14.5 million relating to the rental of certain equipment or other services used in operations, $3.4 million relating to management, consulting and other services, $3.4 million relating to inventory and consumables, and $2.3 million relating to property and equipment.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two tax receivable agreements (the “Tax Receivable Agreements” or “TRA’s”) with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of September 30, 2025, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the Tax Receivable Agreements of September 30, 2025 and December 31, 2024 of $38.4 million and $38.5 million, respectively because the likelihood of a payment to be made under the Tax Receivable Agreements has been determined to be probable as of both September 30, 2025, and December 31, 2024. The recognized liability associated with the Tax Receivable Agreements represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future. We expect the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, to defer the timing of payments under the Tax Receivable Agreements but not the amount of the payments expected to be made.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes, income tax credits and permanent book tax differences.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Current income tax (benefit) expense	$(174)	$202	$283	$692
Deferred income tax expense	608	5,650	7,566	10,571
Total income tax expense	$434	$5,852	$7,849	$11,263
Effective Tax Rate	5.8%	24.2%	21.7%	23.1%

          The Company regularly reviews its deferred tax assets for realization and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of September 30, 2025.

OBBBA introduced significant modifications to the U.S. federal income tax code. While the Company is continuing to evaluate the impact of the OBBBA on it, it currently expects the increase in deductions available as a result of the OBBBA to decrease its tax liabilities and defer the timing of payments under the Tax Receivable Agreements. It is expected that the OBBBA will not have a material impact to the Company’s current year financial statements.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(1,281)	$(1,570)
Noncontrolling interests attributable to holders of Class B common stock	124,828	123,584
Total noncontrolling interests	$123,547	$122,014

During the Current Period, the Company received a $2.9 million cash contribution from a noncontrolling interest for business development. For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$21,569	$32,284
Transfers from noncontrolling interests:
Decrease in additional paid-in capital as a result of issuing shares for business combination	(141)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,010	1,164
Increase in additional paid-in capital as a result of vested PSUs	406	311
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	511	163
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$23,355	$33,922

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 692,908, 725,634, 692,908 and 913,042 shares of Class A common stock, representing 71%, 62%, 71% and 78% of the total outstanding options at period end, for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2025			Three months ended September 30, 2024

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$2,294			$18,810
Net loss (income) attributable to noncontrolling interests	389			(3,019)
Net income attributable to Select Water Solutions, Inc. — basic	$2,683	$2,683	$—	$15,791	$15,791	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	3	3	—	34	34	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	4	4	—	33	33	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	—	—	—	3	3	—
Net income attributable to Select Water Solutions, Inc. — diluted	$2,690	$2,690	$—	$15,861	$15,861	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		102,512,351	16,221,101		100,246,000	16,221,101
Dilutive effect of restricted stock		623,975	—		1,149,092	—
Dilutive effect of performance share units		1,087,590	—		1,100,652	—
Dilutive effect of stock options		12,823	—		110,455	—
Weighted-average shares of common stock outstanding — diluted		104,236,739	16,221,101		102,606,199	16,221,101
Income per share:
Basic		$0.03	$—		$0.16	$—
Diluted		$0.03	$—		$0.15	$—

	Nine months ended September 30, 2025			Nine months ended September 30, 2024

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$23,525			$37,584
Net income attributable to noncontrolling interests	(1,956)			(5,300)
Net income attributable to Select Water Solutions, Inc. — basic	$21,569	$21,569	$—	$32,284	$32,284	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	30	30	—	68	68	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	37	37	—	60	60	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	4	4	—
Net income attributable to Select Water Solutions, Inc. — diluted	$21,637	$21,637	$—	$32,416	$32,416	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,616,535	16,221,101		99,867,600	16,221,101
Dilutive effect of restricted stock		761,416	—		847,502	—
Dilutive effect of performance share units		941,200	—		1,002,161	—
Dilutive effect of stock options		32,775	—		60,537	—
Weighted-average shares of common stock outstanding — diluted		103,351,926	16,221,101		101,777,800	16,221,101
Income per share:
Basic		$0.21	$—		$0.32	$—
Diluted		$0.21	$—		$0.32	$—

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$79,877	$169,014	$76,909	$-	$(3,557)	$322,243
Costs of revenue excluding depreciation, amortization and accretion	(40,214)	(136,840)	(61,614)	-	3,557	(235,111)
Depreciation, amortization and accretion	(25,065)	(16,838)	(1,675)	(1,310)		(44,888)
Selling general and administrative	(5,367)	(8,723)	(4,181)	(23,403)		(41,674)
Other(1)	(2,962)	10,710	357	16		8,121

Net income						$2,294
Interest expense, net						5,963
Tax expense						434
Depreciation, amortization and accretion						44,888
EBITDA	$31,334	$34,161	$11,471	$(23,387)		$53,579

Capital expenditures	$64,402	$20,446	$1,217	$9		$86,074

	For the three months ended September 30, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$82,967	$236,498	$55,823	$-	$(3,939)	$371,349
Costs of revenue excluding depreciation, amortization and accretion	(39,068)	(186,087)	(48,778)	-	3,939	(269,994)
Depreciation, amortization and accretion	(17,557)	(19,497)	(1,853)	(660)		(39,567)
Selling general and administrative	(4,833)	(7,169)	(4,477)	(20,789)		(37,268)
Other(1)	219	2,057	26	(254)		2,048

Net income						$18,810
Interest expense, net						1,906
Tax expense						5,852
Depreciation, amortization and accretion						39,567
EBITDA	$39,285	$45,299	$2,594	$(21,043)		$66,135

Capital expenditures	$18,670	$17,466	$1,235	$65		$37,436

	For the nine months ended September 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$233,766	$614,914	$221,895	$-	$(9,733)	$1,060,842
Costs of revenue excluding depreciation, amortization and accretion	(115,576)	(491,923)	(182,692)	-	9,733	(780,458)
Depreciation, amortization and accretion	(67,115)	(51,090)	(5,102)	(4,153)		(127,460)
Selling general and administrative	(16,405)	(26,454)	(13,289)	(61,893)		(118,041)
Other(1)	525	13,019	1,060	(1,629)		12,975

Net income						$23,525
Interest expense, net						16,484
Tax expense						7,849
Depreciation, amortization and accretion						127,460
EBITDA	$102,310	$109,556	$26,974	$(63,522)		$175,318

Capital expenditures	$165,834	$44,236	$3,229	$848		$214,147

	For the nine months ended September 30, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$215,700	$698,630	$197,724	$-	$(9,026)	$1,103,028
Costs of revenue excluding depreciation, amortization and accretion	(110,439)	(546,178)	(166,912)	-	9,026	(814,503)
Depreciation, amortization and accretion	(46,088)	(61,622)	(5,534)	(2,666)		(115,910)
Selling general and administrative	(13,653)	(23,588)	(14,433)	(68,555)		(120,229)
Other(1)	18	2,580	(502)	(431)		1,665

Net income						$37,584
Interest expense, net						5,204
Tax expense						11,263
Depreciation, amortization and accretion						115,910
EBITDA	$91,626	$131,444	$15,877	$(68,986)		$169,961

Capital expenditures	$80,083	$40,882	$3,604	$148		$124,717

(1)	Other includes lease abandonment costs, impairments, remeasurement gains, gains or losses on sales of property and equipment, tax receivable agreements expense, equity in losses of unconsolidated entities and other income and expenses.

Total assets by segment as of September 30, 2025 and December 31, 2024, is as follows:

	As of	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Water Infrastructure	$911,063	$652,870
Water Services	456,467	506,437
Chemical Technologies	148,414	136,658
Other	72,207	70,317
Total	$1,588,151	$1,366,282

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

This discussion relates to the three and nine months ended September 30, 2025 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2024 (the “Prior Quarter” and the “Prior Period”, respectively).

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

We are one of the few public companies whose primary focus is on the management of water and water logistics in the energy industry, with a focus on driving efficient, environmentally responsible, and economical solutions that lower costs throughout the lifecycle of the well. We believe water is a valuable resource and understand that the energy industry, other industries, and the general public are competing for this resource. We continue to provide access to water as demanded by our customers and have significantly increased our focus on the recycling and reuse of produced water, as well as assessing other industrial water sources, to meet the industry’s water demand and align our operations with the goals of our customers. We have invested significantly in the development and acquisition of fixed and mobile recycling facilities that support the advancement of commercialized produced water reuse solutions. By doing so, we strive to reduce the amount of produced water being reinjected into SWDs and to reduce our usage of fresh water as well as that of our customers. By implementing our innovative approach to end-to-end water solutions, Select has become a leader in recycling produced water to be reused for energy production.

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

In addition, we have wound down our fluids hauling operations in the Haynesville region and divested the remaining lower-margin fluids hauling operations in the Midcon region. We will continue to operate our higher margin fluids hauling businesses in the Permian, Rockies and Eagle Ford regions, which also have more integration with our disposal infrastructure.

See “Note 3—Acquisitions” for further discussion.

In the first nine months of 2025, Select executed seven asset acquisitions totaling $24.4 million, enhancing current and future water infrastructure capabilities. These asset acquisitions added disposal capacity, pipeline capacity, surface rights, and over 400 acres of land and also improved connectivity with customers by enhancing infrastructure and connectivity across operational sites and position Select for future growth and operational efficiency in the Water Infrastructure segment. We also acquired certain wastewater treatment facilities for the accommodation and rentals business line in the Permian and Eagle Ford regions for $1.7 million. Further, the Company paid $7.5 million to purchase its corporate headquarters building in Gainesville, Texas, which was previously subject to a lease agreement.

In parallel, Select has continued to win new long-term contracts in its infrastructure segment, further strengthening its recurring revenue base and supporting sustained growth. Additionally, several Water Infrastructure projects currently under development are anticipated to commence operations in the fourth quarter of 2025. Further, we made a $72.1 million equity method investment in an entity to consolidate one of the largest water holdings and storage portfolios in Colorado to serve agricultural, municipal, and industrial stakeholders in the region (Refer to “Note 2—Significant Accounting Policies” for further discussion on AV Farms).  Additionally, on January 24, 2025, we entered into a $550.0 million sustainability-linked senior secured credit facility and extinguished our prior debt (Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility).

Select is prioritizing investments in Water Infrastructure projects, which often bring a more predictable and steady revenue stream through long-term contracts and production-related operations. These investments typically produce higher gross margins and also foster stronger partnerships with customers, as Select becomes an integral partner in ensuring well productivity for ongoing customer production over the life of a well. Our focus is on integrated solutions that enhance contracted infrastructure projects with logistics services and chemical solutions, and expanding the value we provide to our customers. Our approach has been to streamline operations and offer a more comprehensive and valuable overall package to customers that is built around optimizing the entire water lifecycle, as such integrated solutions drive revenue growth and enhance overall value to clients.

Peak Rental Update

In August 2025, we announced that we had started an evaluation of strategic alternatives for Peak Rentals, our equipment rental and distributed power business within the Water Services segment. This evaluation includes a range of potential paths forward, including capital structure initiatives and other portfolio optimization opportunities. As of September 30, 2025, no transaction is pending or imminent, and we continue to own 100% of the business. We are continuing to evaluate strategic alternatives for Peak Rentals in the ordinary course; however, there can be no assurance that any particular outcome will ultimately be pursued or completed.

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

The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, have contributed to, and conflicts in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due, in part to elevated rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore, adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

Since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts), which currently cut output by approximately 4.2 million barrels/day in the aggregate, comprised of a core production cut of 3.65 million barrels/day and voluntary production cuts of approximately 0.55 million barrels/day, which are being gradually unwound. Most recently, in September 2025, OPEC+ announced the beginning of the unwinding of the core production cuts, with 0.14 million barrels/day expected to be unwound in October 2025, followed by an additional 0.14 million barrels/day in November 2025. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of West Texas Intermediate (“WTI”) crude oil decreased in the Current Quarter versus the Prior Quarter due to a combination of factors, including heightened trade tensions, weakening global demand, rising domestic production, the threat of a global recession and increased production from OPEC+ countries and the unwinding of OPEC+ production cuts. During the Current Quarter, the average spot price of WTI crude oil was $65.78 versus an average price of $76.43 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $3.03 versus an average of $2.11 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have increased relative to the Prior Quarter due to a variety of factors, including increased demand driven by power consumption, severe weather events, infrastructure disruptions, lower than expected inventories, and the ongoing LNG export growth in the U.S., and have positively impacted activity levels in natural gas basins.

Separately, global macroeconomic developments, such as the development or change in international trade policies, including the imposition of tariffs, may adversely affect our ability to source raw materials and the demand for our services. While we have positioned ourselves to largely not be reliant on any sole supplier and believe we would be able to find alternative sources for our raw materials, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business. For instance, beginning in the first quarter of 2025, the U.S. imposed new or additional tariffs, through executive orders, on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. We continue to monitor the effects of the ever-evolving global trade landscape, including with respect to sanctions, tariffs, existing trade agreements, anti-dumping and countervailing duty regulations and more. President Trump has threatened additional increased tariffs on goods imported from China as result of current Chinese trade policy. A portion of those tariffs might by overturned depending on the resolution of certain U.S. litigation. Specifically, the U.S. Supreme Court has agreed to hear a case determining whether a federal law giving the president certain emergency powers allowed President Trump to levy tariffs on nearly all goods imported into the United States through a series of executive orders. The Court is scheduled to begin hearing oral arguments on November 5, with a ruling on the challenges potentially expected at the end of 2025. Tariffs and any additional changes in U.S. trade policy could result in one or more other jurisdictions adopting responsive trade policies. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact us and the global economy.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $115.8 million, $134.2 million, $369.6 million and $399.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $71.7 million, $80.0 million, $230.9 million and $238.5 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $60.4 million, $54.8 million, $184.4 million and $179.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominantly fuel and freight. We incurred fuel and freight costs of $16.0 million, $19.7 million, $56.8 million and $64.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to accounting principles generally accepted in the U.S. (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries less remeasurement gains on fixed assets related to business combinations, non-recurring compensation expense, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(earnings) on unconsolidated entities and plus tax receivable agreements expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Cash Flows and Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, plus proceeds received from sale of property and equipment. Our board of directors and executive management team use free cash flow to assess our liquidity and ability to repay maturing debt, fund operations and make additional investments. We believe free cash flow provides useful information to investors because it is an important indicator of our liquidity including our ability to reduce net debt, make strategic investments, pay dividends and distributions and repurchase common stock. Our measure of free cash flow may not be directly comparable to similar measures reported by other companies. Furthermore, free cash flow is not a substitute for, or more meaningful than, net cash provided by (used in) operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as free cash flow. Accordingly, free cash flow should not be considered a measure of the income generated by our business or discretionary cash available to it to invest in the growth of our business.

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

During the Current Period, we completed one business combination and nine asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$78,805	$82,017	$(3,212)	(3.9)%
Water Services	166,877	234,019	(67,142)	(28.7)%
Chemical Technologies	76,561	55,313	21,248	38.4%
Total revenue	322,243	371,349	(49,106)	(13.2)%

Costs of revenue
Water Infrastructure	36,964	35,503	1,461	4.1%
Water Services	136,795	186,041	(49,246)	(26.5)%
Chemical Technologies	61,352	48,450	12,902	26.6%
Depreciation, amortization and accretion	43,578	38,906	4,672	12.0%
Total costs of revenue	278,689	308,900	(30,211)	(9.8)%
Gross profit	43,554	62,449	(18,895)	(30.3)%

Operating expenses
Selling, general and administrative	41,674	37,268	4,406	11.8%
Depreciation and amortization	1,310	661	649	98.2%
Impairments and abandonments	2,279	—	2,279	NM
Lease abandonment costs	63	5	58	1160.0%
Total operating expenses	45,326	37,934	7,392	19.5%
(Loss) income from operations	(1,772)	24,515	(26,287)	(107.2)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	2,600	1,624	976	NM
Interest expense, net	(5,963)	(1,906)	(4,057)	212.9%
Remeasurement gain on business combination	14,924	—	14,924	NM
Other	(2,277)	(78)	(2,199)	NM
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	7,512	24,155	(16,643)	(68.9)%
Income tax expense	(434)	(5,852)	5,418	(92.6)%
Equity in (losses) earnings of unconsolidated entities	(4,784)	507	(5,291)	NM
Net income	$2,294	$18,810	$(16,516)	(87.8)%

Revenue

Our revenue decreased by $49.1 million, or 13.2%, to $322.2 million for the Current Quarter compared to $371.3 million for the Prior Quarter. This decrease was composed of a $67.1 million decrease in Water Services revenue and a $3.2 million decrease in Water Infrastructure revenue partially offset by a $21.2 million increase in Chemical Technologies revenue. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 24.5%, 51.7% and 23.8% of our total revenue, respectively, compared to 22.1%, 63.0% and 14.9%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue decreased $3.2 million, or 3.9%, to $78.8 million for the Current Quarter compared to $82.0 million for the Prior Quarter. The decline was primarily driven by lower recycling revenues, reflecting key customer activity timing, a combination of macroeconomic factors, including a reduction in hydraulic fracturing crews impacting activity and key customer activity timing, as well as lower Bakken activity. This was partially offset by increased disposal and solids revenues, supported by the expansion of our asset base through recent acquisitions.

Water Services. Revenue decreased $67.1 million, or 28.7%, to $166.9 million for the Current Quarter compared to $234.0 million in the Prior Quarter. The decrease was primarily due to declines in Water Transfer and Well Testing revenue due to macroeconomic factors, including a reduction in hydraulic fracturing crews impacting activity and pricing.  This was also impacted by lower Water Sourcing revenue, reflecting the transition from freshwater to produced water and lower Fluids Hauling revenue stemming from divested operations in connection with the Omni transaction.

Chemical Technologies. Revenue increased by $21.2 million, or 38.4%, to $76.6 million for the Current Quarter compared to $55.3 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance and new product developments.

Costs of Revenue

Costs of revenue decreased $30.2 million, or 9.8%, to $278.7 million for the Current Quarter compared to $308.9 million for the Prior Quarter. The decrease was primarily composed of a $49.2 million decrease in Water Services costs partially offset by a $12.9 million increase in Chemical Technologies costs, a $1.5 million increase in Water Infrastructure costs and a $4.7 million increase in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue increased $1.5 million, or 4.1%, to $37.0 million for the Current Quarter compared to $35.5 million for the Prior Quarter. Cost of revenue as a percentage of revenue increased from 43.3% to 46.9% primarily due to lower recycling margins, driven by reduced revenue levels. This was partially offset by modest margin improvement in disposal and solids margins, reflecting higher revenue contributions and continued integration of recently acquired assets.

Water Services. Costs of revenue decreased $49.2 million, or 26.5%, to $136.8 million for the Current Quarter compared to $186.0 million for the Prior Quarter. As a percentage of revenue, cost of revenue increased from 79.5% in the Prior Quarter to 82.0% in the Current Quarter. The increase was primarily impacted by lower revenue levels in the Water Transfer, Well Testing and Accommodation and Rentals business lines, as not all costs could be proportionally reduced. This increase was also impacted by a decline in water sourcing revenue, reflecting a transition from fresh water to produced water operations. This was partially offset by higher poly and containment margins stemming from the right-sizing of vehicle and equipment rentals, and higher Fluids Hauling margins, favorably impacted by the divestment of lower margin operations in connection with the Omni transaction.

Chemical Technologies. Costs of revenue increased $12.9 million, or 26.6%, to $61.4 million for the Current Quarter compared to $48.5 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 87.6% to 80.1% attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $4.7 million, or 12.0%, to $43.6 million for the Current Quarter compared to $38.9 million for the Prior Quarter primarily due to a higher fixed asset base resulting from recent acquisitions as well as increased capital expenditures made into new organic infrastructure projects.

Gross Profit

Gross profit was $43.6 million for the Current Quarter compared to $62.4 million for the Prior Quarter primarily driven by a $17.9 million decrease in gross profit from our Water Service segment, a $4.7 million decrease in gross profit from our Water Infrastructure segment and a $4.7 million increase in depreciation, amortization and accretion expense partially offset by an $8.3 million increase in gross profit from our Chemical Technologies segment. Gross margin as a percentage of revenue was 13.5% and 16.8% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million, or 11.8%, to $41.7 million for the Current Quarter compared to $37.3 million for the Prior Quarter, driven primarily by a $1.5 million severance charge in the Current Quarter in connection with the termination of certain former management employees related to a reorganization, a $1.4 million increase in wages and associated taxes and benefits and contract labor, $1.4 million in higher information technology costs and a $0.6 million increase in incentive and equity-based compensation partially offset by a decrease in other expenses of $0.5 million.

Impairments and Abandonments

During the Current Quarter, we recognized $2.3 million in impairments and abandonments primarily due to the abandonment of a SWD well in the Water Infrastructure segment.

Net Interest Expense

Net interest expense increased by $4.1 million, or 212.9%, to $6.0 million for the Current Quarter compared to $1.9 million in the Prior Quarter due to interest expense on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility.

Remeasurement Gain on Business Combination

A remeasurement gain of $14.9 million was recognized in the Current Quarter in connection with Water Services property and equipment that was part of the purchase consideration transferred to Omni.

Net Income

Net income decreased by $16.5 million, or 87.8%, to $2.3 million for the Current Quarter compared to $18.8 million for the Prior Quarter, driven primarily by lower gross profit, higher net interest expense, higher selling, general and administrative expenses and equity losses in the Current Quarter partially offset by lower income tax expense and the remeasurement gain on business combination in the Current Quarter.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$232,051	$214,089	$17,962	8.4%
Water Services	608,185	692,334	(84,149)	(12.2)%
Chemical Technologies	220,606	196,605	24,001	12.2%
Total revenue	1,060,842	1,103,028	(42,186)	(3.8)%

Costs of revenue
Water Infrastructure	106,668	102,776	3,892	3.8%
Water Services	491,825	545,881	(54,056)	(9.9)%
Chemical Technologies	181,965	165,846	16,119	9.7%
Depreciation, amortization and accretion	123,307	113,243	10,064	8.9%
Total costs of revenue	903,765	927,746	(23,981)	(2.6)%
Gross profit	157,077	175,282	(18,205)	(10.4)%

Operating expenses
Selling, general and administrative	118,041	120,229	(2,188)	(1.8)%
Depreciation and amortization	4,153	2,667	1,486	55.7%
Impairments and abandonments	4,904	91	4,813	NM
Lease abandonment costs	785	411	374	91.0%
Total operating expenses	127,883	123,398	4,485	3.6%
Income from operations	29,194	51,884	(22,690)	(43.7)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	10,468	2,331	8,137	NM
Interest expense, net	(16,484)	(5,204)	(11,280)	216.8%
Remeasurement gain on business combination	14,924	—	14,924	NM
Other	(1,856)	(318)	(1,538)	NM
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	36,246	48,693	(12,447)	(25.6)%
Income tax expense	(7,849)	(11,263)	3,414	(30.3)%
Equity in (losses) earnings of unconsolidated entities	(4,872)	154	(5,026)	NM
Net income	$23,525	$37,584	$(14,059)	(37.4)%

Revenue

Our revenue decreased by $42.2 million, or 3.8%, to $1.061 billion for the Current Period compared to $1.103 billion for the Prior Period. This decrease was composed of a $84.1 million decrease in Water Services revenue partially offset by a $24.0 million increase in Chemical Technologies revenue and a $18.0 million increase in Water Infrastructure revenue. The net $42.2 million decrease was driven primarily by macroeconomic conditions, including fewer hydraulic fracturing crews, partially offset by increases as a result of recent capital investments in our Water Infrastructure segment and enhanced sales performance in Chemical Technologies. For the Current Period, our Water Infrastructure, Water Services and Chemical Technologies constituted 21.9%, 57.3% and 20.8% of our total revenue, respectively, compared to 19.4%, 62.8% and 17.8%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $18.0 million, or 8.4%, to $232.1 million for the Current Period compared to $214.1 million for the Prior Period. The increase was primarily driven by higher recycling revenue, supported by long-

term contracts and the continued organic buildout of our recycling infrastructure, as well as higher disposal and solids revenues reflecting contributions from recently acquired assets. These gains were partially offset by a combination of macroeconomic factors, including a reduction in hydraulic fracturing crews impacting activity and key customer activity timing and reduced activity levels in the Bakken.

Water Services. Revenue decreased $84.1 million, or 12.2%, to $608.2 million for the Current Period compared to $692.3 million in the Prior Period. The decrease was primarily driven by lower Water Sourcing revenue following the conversion from freshwater to produced water operations, reduced fluids hauling revenue reflecting the divestiture of operations in connection with the Omni transaction and broader macroeconomic softness, and lower Well Testing revenue, also impacted by macroeconomic conditions.

Chemical Technologies. Revenue increased by $24.0 million, or 12.2%, to $220.6 million for the Current Period compared to $196.6 million for the Prior Period. The increase in revenues was primarily driven by enhanced sales performance.

Costs of Revenue

Costs of revenue decreased $24.0 million, or 2.6%, to $903.8 million for the Current Period compared to $927.7 million for the Prior Period. The decrease was primarily composed of a $54.1 million decrease in Water Services costs partially offset by a $16.1 million increase in Chemical Technologies costs, a $3.9 million increase in Water Infrastructure costs and a $10.1 million increase in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue increased $3.9 million, or 3.8%, to $106.7 million for the Current Period compared to $102.8 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 48.0% to 46.0% primarily driven by higher margins in gathering, disposal, and solids operations, reflecting both the accretive impact of recently acquired assets and effective integration execution. Pipeline margins were also higher in the period. These increases were partially offset by modest declines in higher margin recycling operations, primarily reflecting changes in service mix.

Water Services. Costs of revenue decreased $54.1 million, or 9.9%, to $491.8 million for the Current Period compared to $545.9 million for the Prior Period. As a percentage of revenue, cost of revenue increased from 78.8% in the Prior Period to 80.9% in the Current Period. The increase was primarily impacted by lower revenue levels in the Water Transfer, Well Testing and Accommodation and Rentals business lines, as not all costs could be proportionally reduced. This increase was also impacted by a decline water sourcing revenue and margins, reflecting a transition from fresh water to produced water operations. This was partially offset by improved gross margins in our Fluids Hauling business line, favorably impacted by the divestment of lower margin operations in connection with the Omni transaction.

Chemical Technologies. Costs of revenue increased $16.1 million, or 9.7%, to $182.0 million for the Current Period compared to $165.8 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 84.4% to 82.5% primarily attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $10.1 million, or 8.9%, to $123.3 million for the Current Period compared to $113.2 million for the Prior Period primarily due to a higher fixed asset base resulting from recent acquisitions as well as increased capital expenditures made into new organic infrastructure projects.

Gross Profit

Gross profit was $157.1 million for the Current Period compared to $175.3 million for the Prior Period primarily driven by a $30.1 million decrease in gross profit from our Water Services segment and a $10.1 million increase in depreciation, amortization and accretion expense partially offset by a $14.1 million increase in gross profit from our Water Infrastructure segment and a $7.9 million increase in our Chemical Technologies segment. Gross margin as a percentage of revenue was 14.8% and 15.9% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.2 million, or 1.8%, to $118.0 million for the Current Period compared to $120.2 million for the Prior Period. The decrease was primarily driven by $4.6 million in lower transaction and rebranding costs, a $4.5 million decline in incentive and equity-based compensation and a $1.0 million reduction in legal and professional fees and other expenses, partially offset by $4.0 million in higher information technology costs, a $3.1 million increase in wages and associated taxes and benefits and contract labor and $0.8 million in higher severance expense.

Impairments and Abandonments

During the Current Period, the Company recognized $4.9 million in impairments and abandonments, consisting of $3.1 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets and $0.6 million in the Water Services segment related to the relocation of operations from a leased facility. Prior Period impairments and abandonments were less than $0.1 million.

Gain on Sales of Property and Equipment and Divestitures, Net

During the Current Period, we recognized $10.5 million in gains on sales of property and equipment and divestitures, primarily consisting of $5.5 million in underutilized or obsolete property and equipment in our Water Services segment, $4.0 million in our Water Infrastructure segment related to the sale of excess land in the Haynesville/E. Texas region and $1.0 million of obsolete property and equipment in our Chemical Technologies segment. Prior Period amounts were due primarily to sales of underutilized or obsolete property and equipment.

Net Interest Expense

Net interest expense increased by $11.3 million, or 216.8%, to $16.5 million for the Current Period compared to $5.2 million in the Prior Period due to interest expense on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility and extinguishment costs related to our Prior Sustainability-Linked Credit Facility.

Remeasurement Gain on Business Combination

A remeasurement gain of $14.9 million was recognized in the Current Period in connection with Water Services property and equipment that was part of the purchase consideration transferred to Omni.

Net Income

Net income decreased by $14.1 million, or 37.4%, to $23.5 million for the Current Period compared to $37.6 million for the Prior Period, driven primarily by lower gross profit, an increase in interest expense and equity investment losses in the Current Period partially offset by lower income tax expense, the remeasurement gain on business combination and increased gains on sales of property and equipment and divestitures, net.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$2,294	$18,810	$23,525	$37,584
Interest expense, net	5,963	1,906	16,484	5,204
Income tax expense	434	5,852	7,849	11,263
Depreciation, amortization and accretion	44,888	39,567	127,460	115,910
EBITDA	53,579	66,135	175,318	169,961
Non-cash compensation expenses	7,398	5,799	14,077	18,359
Non-recurring severance expenses(1)	1,467	—	1,467	648
Non-cash loss on sale of assets or subsidiaries	875	368	1,312	3,548
Transaction and rebranding costs	3,289	710	6,490	8,505
Lease abandonment costs	63	5	785	411
Impairments and abandonments	2,279	—	4,904	91
Remeasurement gain on business combination	(14,924)	—	(14,924)	—
Equity in losses (earnings) of unconsolidated entities	4,784	(507)	4,872	(154)
Other	671	240	1,825	786
Adjusted EBITDA	$59,481	$72,750	$196,126	$202,155
(1)	For the Current Quarter and Current Period, these costs relate to severance expense in connection with the termination of certain former management employees related to a reorganization. For the Prior Period, these costs related to severance costs associated with our former CFO.

EBITDA was $53.6 million for the Current Quarter compared to $66.1 million for the Prior Quarter. The $12.5 million decrease in EBITDA was driven primarily by a $14.2 million decrease in gross profit, $5.3 million less in equity earnings in unconsolidated investments, a $4.4 million increase in selling, general and administrative expense and a $2.3 million increase in impairments and abandonments partially offset by the $14.9 million remeasurement gain on business combination with Omni. Adjusted EBITDA was $59.5 million for the Current Quarter compared to $72.8 million for the Prior Quarter.

EBITDA was $175.3 million for the Current Period compared to $170.0 million for the Prior Period. The $5.3 million increase in EBITDA was driven primarily by a $14.9 million remeasurement gain on business combination with Omni, a $8.1 million increase in gains on asset sales and a $2.2 million decrease in selling, general and administrative expense partially offset by lower gross profit of $8.1 million, $5.0 million less in equity earnings in unconsolidated investments and a $4.8 million increase in impairments and abandonments. Adjusted EBITDA was $196.1 million for the Current Period compared to $202.2 million for the Prior Period.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This resulted in a financing outflow of $25.3 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of September 30, 2025 cash and cash equivalents totaled $17.8 million, and we had approximately $157.7 million of available borrowing capacity under the Revolving Credit Facility under our Sustainability-Linked Credit Facility. As of September 30, 2025, we had $305.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $232.3 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $19.6 million. As of November 3, 2025, we had $315.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $229.2 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $144.6 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$149,221	$167,119	$(17,898)	(10.7)%
Net cash used in investing activities	(333,706)	(264,243)	(69,463)	(26.3)%
Net cash provided by financing activities	182,330	50,981	131,349	257.6%
Subtotal	(2,155)	(46,143)
Effect of exchange rate changes on cash and cash equivalents	5	(2)	7	NM
Net decrease in cash and cash equivalents	$(2,150)	$(46,145)

Analysis of Cash Flow Changes between the nine months ended September 30, 2025 and 2024

Operating Activities. Net cash provided by operating activities was $149.2 million for the Current Period, compared to $167.1 million for the Prior Period. The $17.9 million decrease is comprised primarily of a decrease of

$19.9 million of net income combined with non-cash adjustments partially offset by a $2.0 million increase in converting working capital to cash.

Investing Activities. Net cash used in investing activities was $333.7 million for the Current Period, compared to $264.2 million for the Prior Period. The $69.5 million increase in net cash used in investing activities was due primarily to a $105.0 million increase in purchases of property and equipment and a $72.1 million investment in unconsolidated entities during the Current Period partially offset by a $106.1 million decrease in spending for acquisitions net of cash received and $1.5 million higher proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $182.3 million for the Current Period, compared to $51.0 million for the Prior Period. The $131.3 million increase in net cash provided by financing activities was due primarily to a $140.0 million increase in borrowings net of repayments and $2.9 million of cash received from noncontrolling interest holders in the Current Period partially offset by $7.9 million of debt issuance costs in the Current Period and a $3.7 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$149,221	$167,119
Purchase of property and equipment	(223,063)	(118,080)
Proceeds received from sale of property and equipment	13,757	12,275
Free cash flow	$(60,085)	$61,314

Sustainability-Linked Credit Facility

On January 24, 2025 (the “Closing Date”), SES Holdings, LLC (“SES Holdings”), a subsidiary of the Company, Select Water Solutions, LLC, a subsidiary of SES Holdings (the “Select LLC”), Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), and the other lenders party thereto, entered into that certain sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the sustainability-linked senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. As of the Closing Date, (i) there were no borrowings outstanding under the Revolving Credit Facility and approximately $20.0 million of letters of credit issued and outstanding thereunder and (ii) the Term Loan Facility was fully funded. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2024 Form 10-K for operating lease obligations as of December 31, 2024 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of September 30, 2025.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of September 30, 2025, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of September 30, 2025, we had $305.0 million in outstanding borrowings and $157.7 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of November 3, 2025, we had $315.0 million in outstanding borrowings and $144.6 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Though a comprehensive trade agreement was signed in 2020 between the U.S. and China, a trade war has rapidly escalated during 2025, with current tariffs on goods imported from China into the U.S. at a blended average tariff rate of approximately 40% and goods from the U.S. imported into China at an average tariff rate of approximately 33%. Further on October 10, 2025, President Trump announced an additional 100% tariffs on goods imported from China, effective November 1, 2025. Approximately 9% of the raw material feedstock for our chemicals we produced in 2024 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs significantly and reduce profitability. Such elevated tariff rates may substantially increase the costs for certain products Select sources and, more importantly, our customers source from China, while also effectively pricing out U.S. oil, natural gas and NGLs from the Chinese market, which may adversely affect our customers as China is a major importer of oil, natural gas and NGLs globally. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services. Further, the escalating trade war has resulted in a suspension of China’s imports of U.S. natural gas. As the world’s largest importer of natural gas, the loss of access to the market could have an adverse effect on our customers’ operations and the demand for their products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 38,992 shares purchased to satisfy the tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan and Select Water Solutions, Inc. 2024 Equity Incentive Plan previously awarded to certain of our current and former employees.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2025 to July 31, 2025	13,050	$9.40	—	$21,177,432
August 1, 2025 to August 31, 2025	25,942	$8.07	—	$21,177,432
September 1, 2025 to September 30, 2025	—	$0.00	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

*†10.1	Separation and General Release of Claims Agreement between Christina Ibrahim and Select Water Solutions, LLC, dated August 5, 2025.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

†Management contract or compensatory plan or arrangement.

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: November 5, 2025	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer