Form 10-K
period 2025-12-31
Select Water Solutions, Inc.
filed 2026-02-18
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2025 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $837.4 million. There were 105,140,543 and 16,221,101 shares of the registrant’s Class A and Class B common stock, respectively, outstanding as of February 16, 2026.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF CERTAIN TERMS

The terms and abbreviations defined in this section are used throughout this Annual Report.

AMI. Areas of Mutual Interest

ARO. Asset Retirement Obligation

ASC. Accounting Standards Codification

AST. Above-ground Storage Tank

ASU. Accounting Standards Update

AV Farms. AV Farms, LP

BLM. Bureau of Land Management

CAA. Clean Air Act

C&A. C&A Rollover Company, LLC

CEO. Chief Executive Officer

CERCLA. Comprehensive Environmental Response, Compensation and Liability Act

CFO. Chief Financial Officer

CODM. Chief Operating Decision Maker

COSO. Committee of Sponsoring Organizations of the Treadway Commission

CTO. Chief Technology Officer

CWA. Clean Water Act

DJ Basin. Denver-Julesburg Basin

E&P. Exploration and Production

EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization

EPA. Environmental Protection Agency

ERP. Enterprise Resource Planning system

ESA. Endangered Species Act

ESG. Environmental, Social and Governance

ESPP. Employee Stock Purchase Plan

FASB. Financial Accounting Standards Board

FCF. Free Cash Flow

FLWM. Full Lifecycle Water Management

GAAP. Generally Accepted Accounting Principles

Geneses. Geneses Water, L.P.

GHG. Greenhouse Gas

IRA 2022. Inflation Reduction Act of 2022

LNG. Liquified Natural Gas

LOE. Lease Operating Expenses

LPA. Limited Partnership Agreement

LTD. Limited

MBTA. Migratory Bird Treaty Act

MidCon. Midcontinent

MSA. Master Services Agreement

MVC. Minimum Volume Commitment

NAAQS. National Ambient Air Quality Standard

NIST CSF. National Institute of Standards and Technology Cyber Security Framework

NOL. Net Operating Loss

NORM. Naturally occurring radioactive materials

NYSE. New York Stock Exchange

OBBBA. One Big Beautiful Bill Act of 2024

OPA. Oil Pollution Act of 1990

OPEC/OPEC+. Organization of the Petroleum Exporting Countries (+ allies)

OSHA. Occupational Safety and Health Administration

PCAOB. Public Company Accounting Oversight Board

PSU. Performance Share Unit

RCRA. Resource Conservation and Recovery Act

ROA. Return on assets

ROFR. Right of First Refusal

Sarbanes-Oxley. Sarbanes-Oxley Act of 2002

SDWA. Safe Drinking Water Act

SEC. Securities and Exchange Commission

SES Holdings. Select Energy Services Holdings, LLC

SES Holdings LLC Agreement. The Eighth Amended and Restated Liability Company Agreement of SES Holdings, LLC

SES Holdings LLC Units. Common units in Select Energy Services Holdings, LLC

SOFR. Secured Overnight Financing Rate

SRP. Safety Recognition Program

SWA. Stop-Work Authority

SWD. Saltwater Disposal Well

SWR. Select Water Reuse, LLC

TENORM. Technologically enhanced naturally occurring radioactive materials

The Code. Internal Revenue Code of 1986

The Exchange Act. Securities Exchange Act of 1934, as amended

The Securities Act. Securities Act of 1933, as amended

TRA. Tax Receivable Agreements

TSCA. Toxic Substances Control Act

TSR. Total Shareholder Return

UIC. Underground Injection Control

U.S. United States

U.S. DOT. U.S. Department of Transportation

VIE. Variable Interest Entity

VOC. Volatile Organic Compound

WOTUS. Waters of the United States

WTI. West Texas Intermediate

WTTR. Select Water Solutions, Inc.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East, including increased tensions with Iran, instability and potential conflict with Venezuela, economic uncertainty as a result of changing trade policies, inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by increased hostilities in the Middle East, heightened tensions with Iran and the resumption of previously sanctioned oil from Venezuela;
●	impacts related to changing United States (“U.S.”) and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	changes in safety, health, environmental and other governmental policy and regulation;
●	the enactment or promulgation of new laws or regulations or changes or modifications in existing laws, regulations, rules or governmental policies with respect to taxation;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the bank and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;

●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings, governmental regulations and policies, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater and produced water transfer, chemicals, carbon pricing, pipeline construction, emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Permian Basin, the Bakken, and the Haynesville regions;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), which may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our Exploration and Production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and hostilities in the Middle East, including heightened tensions with Iran and any potential conflict with Venezuela;
●	information technology failures or cyberattacks;

●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under the headings “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Risk Factor Summary

Risks Related to Our Business Operations

●	Our business depends on capital spending by the oil and gas industry in the U.S. and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
●	Political instability or armed conflict, including in crude oil or natural gas producing regions and OPEC+ policy decisions.
●	The failure to successfully integrate acquired assets or operations on a timely basis.
●	Changes in U.S. and international trade policies, such as the imposition of tariffs, particularly involving China, may adversely impact our business and operating results.
●	The IRA 2022 could accelerate the transition to new energy sources and could impose new costs on our customers’ operations.
●	Our key infrastructure assets in Louisiana, North Dakota, New Mexico and Texas are immobile and thus vulnerable to risks associated with conducting business in these regions.
●	Restrictions on the ability to procure water or changes in sourcing or disposal requirements could add costs or decrease demand for some of our services.
●	Regulatory and societal efforts to reduce fossil fuel use and associated carbon emissions could reduce demand for oil and natural gas, and thereby the demand for our services, including as a result of the IRA 2022 or otherwise.
●	We may be subject to claims for personal injury and property damage.
●	We may be subject to cybersecurity risks.
●	We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.
●	A significant increase in fuel prices may adversely affect our transportation costs.
●	Our industry typically experiences a high rate of employee turnover.

Risks Related to Customers and Suppliers

●	Significant price volatility or interruptions in supply of our raw materials for our chemicals business may result in increased costs and negatively impact our financial results.
●	Consolidation of our customers and competitors may expose us to concentration risk and otherwise impact our results of operations.

Risks Related to Compliance with Regulations

●	Legislative and regulatory initiatives in the U.S. relating to hydraulic fracturing or water management could result in operating restrictions, delays or cancellations in our customers’ operations, reducing demand for our services.
●	Our and our customers' operations are subject to a number of regulatory risks as a result of climate change initiatives.
●	Our chemical products are subject to regulations that tend to become more onerous over time, which could result in increased costs.
●	State and federal legislation and regulatory initiatives relating to our disposal operations and seismicity could harm our business.

Risks Related to Our Capital Structure

●	If we fail to maintain and enhance an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
●	We may incur indebtedness or issue additional equity securities to execute our long-term growth strategy.
●	Our Sustainability-Linked Credit Facility subjects us to various financial and other restrictive covenants.
●	Future sales or issuances of our equity securities may depress our share price or dilute your ownership.
●	Provisions in our governing documents and Delaware law may discourage takeover attempts.
●	Our amended and restated certificate of incorporation may limit certain corporate opportunities.
●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

Risks Related to Our Organizational Structure

●	We are a holding company and our sole material asset consists of common units (“SES Holdings LLC Units”) in Select Energy Services Holdings, LLC (“SES Holdings”), which we are dependent upon for distributions and payments.
●	We are party to two tax receivable agreements (“TRAs”) that require payments for certain tax benefits, and such payment amounts could be significant.
●	In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits.
●	If SES Holdings were to become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could experience tax inefficiencies.
●	Our ability to use certain of our current and future net operating losses (“NOLs”) may be limited and could adversely affect our operating results and cash flows.
●	Our investment in AV Farms could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-investors’ financial condition, and disputes between our co-investors and us.

General Risks

●	We may not be able to finance future growth of our operations or future acquisitions.
●	The growth of our business through acquisitions may expose us to various risks.
●	We may be required to take write-downs of the carrying values of our long-lived assets and finite-lived intangible assets as well as the carrying value of goodwill.

PART I

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

Our Water Infrastructure segment develops, builds, and operates permanent infrastructure solutions to support full life cycle water management and waste treatment solutions. These solutions support both new oil and gas well development and ongoing production activity throughout the life of existing wells. Select’s infrastructure assets include permanent pipeline infrastructure, fixed and mobile treatment and recycling facilities, water storage facilities, saltwater disposal wells (“SWDs”) and landfill facilities. Select’s water infrastructure networks, including largescale pipeline networks and recycling infrastructure, can provide both economic and environmental benefits by reducing demand for freshwater, water disposal and water hauling by truck, while at the same time enabling economies of scale that can help reduce customer capital expenditures and lease operating expenses (“LOE”) over the life of a field. These water infrastructure networks can also help balance water supply across broad geographic areas and between customers to promote greater water reuse. As of December 31, 2025, Select’s water infrastructure network consisted of 2.4 million barrels per day of fixed recycling capacity, 2.3 million barrels per day of permitted disposal capacity and 35 million barrels of produced water storage capacity.

We are actively scaling our recycling-first network centered in the Permian Basin, where we are adding capacity across a growing set of fixed recycling facilities and large-diameter pipelines, most notably in the Northern Delaware portion of the Permian Basin. Following the completion of our projects currently under construction or under contract, we expect our operations to include 1.7 million barrels per day of active produced water recycling capacity and 26 million barrels of produced water storage. Our networks use large diameter, dual-line bidirectional designs to move produced water to treatment or disposal facilities and return treated volumes to completions. By prioritizing recycling, we effectively create synthetic disposal capacity without needing new wells, helping customers manage seismicity concerns and pore space limitations. The integration of Select’s water infrastructure with its last mile water transfer and field automation technologies that aim to enhance safety, reduce environmental risk, reduce truck traffic and improve network reliability. In the Rockies, we have established an initial footprint with one permanent recycling facility and are building a commercial base to support further development. Elsewhere, Select has maintained and grown market leading infrastructure positions in other major U.S. basins including market leading disposal positions in the Haynesville and Northeast regions as well as a leading solids management position in the Bakken region. While our recent growth and largest ongoing capital investments are predominantly Permian Basin-driven, we will pursue disciplined, customer-backed expansion in other regions as compelling opportunities arise.

Our Water Infrastructure operations and ongoing capital investments are underpinned by a growing portfolio of long-term contractual agreements, and accompanying customer commitments, that encompass the management of produced water over the entire production life of a well. These agreements, often more than a decade in duration, encompass a number of different types of contract structures, including acreage dedications, wellbore dedications, minimum volume commitments (“MVCs”), areas of mutual interest (“AMIs”) and right of first refusals (“ROFRs”). Additionally, we also structure supplemental interruptible commercial agreements that monetize spare capacity from nearby operators across our infrastructure networks.

Furthermore, we are advancing optionality in freshwater resource development for municipal and industrial offtake, as well as direct extraction of critical minerals such as lithium and iodine that may support long term, royalty type income streams associated with the produced water resources within our infrastructure. We are also pursuing advanced recycling solutions beyond traditional reuse for oil and gas operations that could enable the beneficial reuse of produced water for non-energy applications. This could enable substitution of treated produced water in general industry and agriculture, or other stewardship-oriented applications such as wildlife rehabilitation, carbon capture and sequestration, or drought mitigation, among other opportunities. Further advancements could preserve substantial fresh water sources and enable the industry to become a contributor to the water lifecycle.

Our Water Services segment provides the complex services needed to support new well completions as well as ongoing production over the life of the well, including water transfer, water sourcing, water containment, fluids hauling, water monitoring and water network automation. Separately, through our Peak Rentals subsidiary, we offer mobile power solutions, including generator and battery storage solutions, other various on-site rental equipment and accommodation offerings, as well as flowback and well testing solutions. Through our patented AquaView® automation services and our proprietary software platform, our Water Services segment provides extensive technology solutions that enable 24/7 monitoring and visibility for our customers into all of their water-related operations, including hydrographic mapping, water volume and quality monitoring, remote pit and tank monitoring, leak detection, asset and fuel tracking and automated-equipment services. We believe these technologies help our customers lower their operating costs, improve well productivity, increase safety, reduce the risk of spills and reduce the environmental footprint of their operations.

Our Chemical Technologies segment develops, manufactures, manages logistics and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions. Our completion chemicals are sold primarily to leading integrated and independent E&P companies and pressure-pumping service companies in the U.S. to support well stimulation and completion. We also provide customized water treatment and flow assurance solutions across the completion and production lifecycle. Additionally, through our FluidMatch™ solutions, we provide comprehensive testing and analysis of our customers’ application conditions, product chemistry and key performance requirements for oil and gas well completion fluid-system design. This process may include water profiling, application and fluid assessment, treatment assessment, product selection, optimization and customization.

Industry and Company Overview

Over the past two decades, advancements in horizontal drilling and completions technologies have led to significant and sustained growth in oil and natural gas production in the United States. Advances in drilling and completion technology have propelled shale oil production in the U.S. from about 500,000 barrels per day in 2010 to approximately 9 million barrels per day in 2025, which accounts for approximately 9% of the total global oil supply. Additionally, U.S. shale gas production has increased from about 15 billion cubic feet per day in 2010 to approximately 87 - 89 billion cubic feet per day as of December 2025, or nearly 80% of U.S. natural gas production and nearly 20% of global natural gas supply.

Water management is essential to the development, completion and production of unconventional oil and gas wells. Water naturally exists in subsurface geologic formations that contain oil and natural gas deposits and is produced alongside, and typically in higher volumes than, hydrocarbons throughout the full life cycle of oil and natural gas wells. Produced water must be reliably gathered, separated and treated for either reuse or disposal in order for these wells to be brought online and remain in production.

Additionally, the modern hydraulic fracturing process involves the high-pressure injection of large volumes of water and proppant, together with chemicals, through a cased and cemented wellbore into targeted subsurface formations thousands of feet below ground to fracture the surrounding rock. Water management is a critical daily operational requirement for maintaining oil and gas production, underscoring the importance of Select’s operations in supporting our customers’ evolving needs. Accordingly, water management costs represent a significant portion of our customers’ drilling and completion capital expenditures for the development of new wells as well as their LOE over the life of a well’s productivity.

The volume of water produced by the oil and gas industry as well as the volume of water required to economically produce tight oil and gas reserves in the U.S. has grown significantly in recent years, though the total volumes of flowback and produced water are significantly greater than the volumes used for new well completions. By some estimates, the U.S. oil and gas industry today produces approximately 23.6 billion barrels of water per year, as compared to 23.2 billion barrels of water per year in 2024. This volume is estimated to grow modestly, even in a flat oil production environment in the U.S., as new oil production is heavily weighted towards U.S. basins with high water production ratios. Additionally, the water demand for new well completions has been approximately 5.4 billion barrels per year in recent years, but is projected to decline slightly to 5.1 billion barrels in 2026.

Up to fifty percent of the water pumped into the well during the hydraulic fracturing process returns as “flowback” water during the first several weeks following the well completion process, and a large percentage of the remainder, plus naturally occurring water in the producing formation, is recovered as produced water over the life of the well. This flowback and produced water must be captured, contained and then either treated and recycled for reuse in subsequent fracturing jobs or disposed of in an environmentally-responsible manner. Select owns and operates the largest network of centralized recycling facilities in the industry for the gathering, recycling and reuse of flowback and produced water. Furthermore, Select operates a diverse portfolio of more than one hundred water disposal facilities for the safe and environmentally-responsible disposal of excess flowback or produced water. Additionally, our customized chemical treatment programs help improve well productivity and reduce production costs, thereby extending the economic life of our customers’ oil and gas wells.

As produced water volumes have significantly grown in recent years, logistical advancements have been developed for managing these produced water volumes. Increasingly, the transportation of these produced water volumes has shifted away from traditional tank truck operations to gathering pipeline infrastructure for both disposal or recycling and reuse. Recycling produced water through dedicated infrastructure for reuse can significantly reduce the lease operating costs for our customers over the life of a well, and may also reduce the environmental impact and carbon footprint of our customers’ operations by limiting truck traffic and diesel exhaust emissions in our local communities.

Our customers’ current multi-well pad development plans can require in excess of five million barrels of water to complete all of the wells on the pad location. Furthermore, in recent years and in the pursuit of further operational and economic efficiencies, operators utilized advanced drilling and completions technologies, requiring 24/7 operations, and resulting in multi-well pad development, multi-fracturing completion operations, increased lateral wellbore lengths and the overall increased complexity and intensity of daily operations. This has resulted in a single pad location requiring upwards of five million barrels of water, as compared to what may have been an equivalent of 75,000 barrels of water at a single well location in 2010.

Significant mechanical, logistical, environmental and safety issues related to the sourcing, transfer, storage and treatment of such large volumes of water and the rate of delivery have increased both the total cost of water and related services and the complexity and importance of the services required. Additionally, this increased volumetric demand for new well completions has resulted in fresh water availability concerns in certain areas in which we operate, driving increased demand for recycling solutions. This trend has shifted many of our customers’ operational focus away from legacy small, local water service providers, to larger regional and national players like us, who have the expertise, technology and scale to provide high-quality, reliable, comprehensive and environmentally responsible water-management solutions for the full extent of the water lifecycle.

Delivering these comprehensive and environmentally responsible water management solutions requires significant logistical expertise to overcome the challenges of gathering, treating, blending, and delivering significant volumes of produced water or treated produced water. These logistical challenges are typically met through a combination of temporary and permanent solutions utilizing pipe and hose infrastructure to deliver water across the broad geographic areas in which we operate. These logistical solutions significantly reduce the cost and environmental footprint compared to legacy solutions such as tank truck and frac tank operations. For a single representative multi-well pad that requires five million barrels of water, we can utilize our pipe and hose infrastructure solutions and eliminate the approximate equivalent of 38,500 tank truck loads from the roads. This can significantly reduce the capital and operating expenses for our customers while dramatically improving the safety of our operations. Importantly, these solutions also aim to reduce the environmental impact and carbon footprint of our customers’ operations by limiting spills and diesel exhaust emissions, as well as reducing the social impact of heavy vehicle traffic in the communities in which we operate.

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

Ultimately, our customers are required to manage more than 24 billion barrels of produced water annually, and we are focused on how we can create the most beneficial resource out of what has historically been viewed solely as a waste stream, while still managing the remaining waste stream in an economically and environmentally-conscious manner. We believe the industry will increasingly turn to specialized water solutions companies like us to help cost-effectively manage produced water in an environmentally responsible manner. Select intends to play an important role in the advancement of water and chemical solutions that are designed to meet the sustainability goals of all stakeholders.

Investments, Acquisitions and Announcements - 2025 Year-in-Review

During 2025, we executed a number of strategic acquisitions, investments and divestments, with a particular focus on advancing the current and future growth of our Water Infrastructure segment. We executed a series of strategic asset acquisitions to expand our water infrastructure footprint across both the Permian Basin and the Northeast Region. In the Permian Basin, we acquired surface acreage, multiple SWDs, water storage assets, and a pipeline system connecting a key customer’s operations to a Select recycling facility. These assets are located across Lea County and Eddy County in New Mexico, as well as Howard County, Upton County, and Winkler County in Texas, further strengthening our integrated network of treatment, disposal, gathering, and recycling infrastructure in core production areas of the Permian Basin. In addition, certain acquired SWD sites allow for the potential development of additional wells or recycling facilities in the future. In the Northeast Region, we acquired three SWDs in Ohio, expanding our market leading disposal presence in the region. Collectively, these transactions enhance Select’s ability to deliver full-cycle water management solutions across its footprint, supporting both near-term operations and long-term growth.

During February 2025, we formed AV Farms to build a scaled, high-margin, long-duration water platform targeting the under-supplied Colorado municipal and industrial market. AV Farms consolidated 16,300 acre-feet of senior annual water rights, reservoir storage, and pipeline connectivity, laying the foundation for a commercial water banking and lease-fallow program. The venture is structured to deliver multi-decade contracts with pricing escalators and volume commitments, supported by $146 million of phased investment by us. With full buildout, AV Farms could generate significant gross profit and long-term cash flows. This opportunity aligns with our broader transformation into a water infrastructure company with an expanded base of contracted, high-visibility cash flows. Over time, AV Farms has the potential to evolve into a durable, multi-use water platform serving municipal, agricultural, and industrial stakeholders across the region.

On July 1, 2025, we acquired a high-margin Bakken platform anchored by long-lived infrastructure from Omni Environmental Solutions (“Omni”): a special-waste landfill with approximately 3.2 million cubic yards of remaining capacity, a processing and recovery facility for reclaiming diesel and other hydrocarbons from oilfield waste, a permitted Class II SWD with capacity of approximately 12,000 barrels per day, and a commercial tank farm with approximately 24,000 barrels of oil storage. As part of the same transaction, we divested certain lower-margin operations including trucking operations in the Bakken, Northeast and MidContinent (“MidCon”) regions, rental operations in the Bakken and one MidCon SWD. Approximately 280 fluids-hauling employees moved with those businesses, which together represented approximately 8 percent of Water Services segment revenue in the first half of 2025. This transaction expanded our market leading solids management business in the Bakken, while reducing exposure to noncore trucking and hauling.

In August 2025, we announced that we had started an evaluation of strategic alternatives for our Peak Rentals business within the Water Services segment. Peak Rentals currently includes our accommodations and rentals platform along with our well testing and flowback operations. This evaluation includes a range of potential paths forward, including capital structure initiatives and other portfolio optimization opportunities. As of December 31, 2025, no transaction is pending or imminent, and we continue to own 100% of the business. We are continuing to evaluate strategic alternatives for Peak Rentals in the ordinary course; however, there can be no assurance that any particular outcome will ultimately be pursued or completed.

Industry Observations & Looking Ahead

The energy industry in 2025 continued to navigate a complex landscape shaped by global economic factors, geopolitical tensions, and evolving energy policies. Natural gas prices have risen, averaging near $3.50 per MMBtu compared to the prior year average near $2.00 per MMBtu. Oil prices have declined, with WTI crude oil around $65 per barrel compared to the prior year average of around $77 per barrel; however, the current price environment has supported steady drilling and completion activities in most basins in which we have strategically positioned our operations.

The industry's focus on capital discipline and operational efficiency has intensified, driving demand for integrated water management solutions that optimize costs and enhance environmental performance. This trend aligns well with our strategy of providing comprehensive water infrastructure and chemical solutions. As operators prioritize free cash flow (“FCF”) generation and responsible development practices, our services become increasingly vital to their operations.

Looking ahead to 2026, we anticipate a continued emphasis from our customers on sustainable production, with operators balancing output increases against market demand, pricing and environmental considerations. While we expect the regulatory environment to remain supportive of steady or increased drilling and completion activities, the ongoing energy transition is likely to accelerate water management challenges, as growing industrial demand, including growing power demand, increases stress on overall water resources. This scenario presents significant opportunities for our water recycling and disposal capabilities, particularly in regions facing water scarcity or stringent regulatory environments.

Traditional energy demand projections remain resilient, supporting a cautiously optimistic outlook for oil and gas activity levels. Furthermore, demand for natural gas-powered electricity generation is expected to grow in the near-term as the growth in industrial electrification as well as the rapid buildout of data centers and other industrial capacity to support artificial intelligence drive rapidly growing power requirements and electric grid infrastructure expansion. However, potential headwinds include inflationary pressures, supply chain constraints and international economic and political concerns. We continue to monitor the evolving regulatory landscapes, especially concerning emissions and water management. Our diversified service offerings and strategic infrastructure investments, including recent acquisitions and new recycling and pipeline projects, position us well to adapt to these challenges and capitalize on emerging opportunities in this dynamic market environment.

Recent market conditions, including the war between Russia-Ukraine, hostilities in the Middle East, instability and potential conflict with Venezuela, and elevated interest rates and levels of inflation, have created volatility in the markets in which we and our customers operate. During 2025, the West Texas Intermediate spot price for oil ranged from a low of $55.44 per barrel in December to a high of $80.73 per barrel in January, and the Henry Hub spot price for natural gas ranged from a low of $2.65 per MMBtu in June and October to a high of $9.86 per MMBtu in January.

Further, beginning in late 2025, the U.S. seized several oil tankers suspected of transporting oil from Venezuela, and, in early 2026, the U.S. launched a limited military intervention in Venezuela which culminated in the capture of Venezuela’s incumbent president. As the situation stabilizes and U.S.-Venezuela relations improve, it is expected that approximately 50 million barrels of sanctioned oil may become available for export as U.S. sanctions are lifted. The resumption of such exports may cause a depression in global oil prices as the market adjusts to such an increase in supply.

Sustainability

We are committed to a corporate strategy that supports the long-term viability of our business model in a manner that focuses on all stakeholders, including our people, our customers, the environment, and the communities in which we operate. We believe this focus will help us and our customers achieve their short-term and long-term strategic goals, help us attract and retain top talent, and further our efforts to generate superior investor returns. We believe our commitment to foster a culture of corporate responsibility is an important part of being a company with operations spanning the contiguous U.S. Further, we believe being a good corporate steward is strategic to our growth in the energy industry and will better allow us to develop solutions that both address the needs of our customers and contribute to sustainable business practices. Our commitment to these principles is exemplified through our sustainability-linked credit facility, which incorporates certain key performance indicator targets related to growing produced water recycling volumes and maintaining market-leading employee safety performance. Additionally, as a customer-oriented company, we compete with other providers based on various factors, including safety and operational performance, technological innovation, process efficiencies and reputational awareness. We have identified the following four priorities as part of our comprehensive corporate responsibility initiative: Environmental Stewardship, Safety & Well-being, Human Capital Management and Community Outreach. We believe there is a strong link between these corporate responsibility initiatives and our ability to provide value to our stakeholders.

Environmental Stewardship

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

Safety & Well-being

Safety Culture: We maintain a culture of safety, committed to the protection of the health and safety of our employees, as well as preserving the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees and the development of a variety of safety programs designed to make us a market leader in safety standards and performance. We have a comprehensive approach to formulating and managing training requirements for all of our operational employees. This includes mandatory participation in monthly, quarterly, and annual environmental, health and safety meetings, a combination of in-person training and computer-based training tailored to specific job-duties and operational activities, and comprehensive safety reference material. We also empower operational personnel with stop-work authority (“SWA”) as a tool to advance our safety culture. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions.

Safety Recognition Program (SRP): The investment and creation of our SRP in 2016 has had a profound impact on our organization. By acknowledging and rewarding employees for their commitment to safety, we have witnessed a significant improvement in overall workplace safety culture. Employees are more vigilant, proactive, and engaged in promoting a safe working environment. Incidents and accidents have seen a noticeable decline, reflecting the program's success in fostering a collective sense of responsibility for safety. Additionally, the positive reinforcement from the SRP has boosted employee morale and teamwork, creating a ripple effect that extends beyond safety practices, contributing to a healthier and more productive workplace overall.

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

Human Capital Management

Attracting, retaining, and developing the talent needed to address current and future business needs is a key component of our human capital strategy. We invest in our workforce by offering competitive wages and benefits, continually working to create a strong company culture, and engaging our talent. We have an industry-leading safety program that makes our Company an attractive place to work. As of December 31, 2025, approximately 3,300 employees were part of the Select team.

Our human capital measures and objectives focus on several areas including, but not limited to, culture, safety and well-being, employee retention, human rights and social responsibility, and operational execution.

Culture: Culture is an integral part of our operations because of its profound impact on recruitment, job satisfaction, work performance and morale and begins with our mission and core values. We are all connected by WATER, including our values – Working Safe, Accountability, Teamwork, Excellence, Respect. These are the foundations for how we accomplish our mission to deliver operational excellence and develop sustainable water and chemistry solutions every day. Our employees put our core values into action daily to improve operational excellence, safety, and the customer experience.

To help build a strong company culture, our employee recognition program acknowledges and celebrates employees who live our values through their work and interactions. At Select, we know that many drops of excellence can create a wave of impact. Drop of Excellence is our highest recognition award for our employees, and the recipients of such recognition represent the best of the best across the Company. Drop of Excellence nominations are submitted by executive leadership, and the award recognizes individuals that have made significant contributions to our success and serving our customers.

Employee Retention: From organizational announcements to quarterly leadership updates and employee initiatives, a strong cadence of communication helps our employees be successful and informed in their roles and be equipped to lead their teams through change. Communications and change management will continue to play a key role for how employees and leaders navigate their role. Employee development is encouraged through regular, constructive dialogue, including semi-annual one-on-one conversations about well-being, performance, and growth, facilitated by a formal feedback program. This approach ensures our core values are integrated into daily operations, fostering a culture of continuous improvement and alignment with our strategic goals. Our approach to employee development encourages managers and supervisors to engage in constructive dialogue with their direct reports, focusing on performance, continuous improvement, and growth opportunities. Through these initiatives, Select aims to maintain a culture of development, operational excellence, and commitment to our employees’ well-being and professional growth.

We also recognize the importance of intentional development through succession planning, and the long-term benefit of improved engagement. Select has an online employee job portal that allows employees to apply for open positions quickly and easily within the Company, whether it be a change of location, a promotion, or a new position in a different service line. In some service lines where career progression can be easily mapped, job progression is outlined allowing an employee to visualize the path necessary to achieve job competency, mastery, and promotion.

Human Rights & Social Responsibility: Select recognizes the many benefits of having a diverse workforce and is committed to conducting business in a manner that respects all human rights. Select is committed to promoting and encouraging respect for people and fundamental freedoms for all without distinctions of any kind, such as race, color, sex, language, religion, or political or other opinions. We are committed to partnering with employees, customers, vendors and other stakeholders directly linked to our operations that share our commitment to these same principles. We demonstrate this commitment in our employment practices, through our Code of Conduct, our Equal Employment Opportunity Employer Policy, and our Anti-Harassment Policy, as well as through our policies on safety and security for our employees. Select provides several ways for individuals to raise concerns anonymously via our Ethics Reporting System or Environmental Health & Safety Hotline.

Community Outreach

As a company operating in various communities throughout the United States, Select values the hospitality of the local communities we call home. We are dedicated to being an exemplary neighbor by adhering to strict environmental standards, promoting workplace safety, and contributing to the communities where we operate. Select collaborates with numerous non-profit organizations and industry groups centered on environmental and social causes. By dedicating our time and resources, we actively contribute to the development of strong communities and create an improved environment for our employees, customers, and communities at large. In today’s world, where the demands for high-performance solutions are more crucial than ever, we recognize the importance of meeting these demands while actively embracing environmentally responsible practices within the communities we serve. Select steadfastly maintains its commitment to delivering solutions that align with these principles.

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

Operational Execution: It is critical that all Select employees that serve our customers are qualified and trained for their roles, understand our policies and work procedures, and receive the work direction necessary to operate safely. Site managers create daily weekly and monthly plans to coordinate tasks and personnel. Our employees use standard operating procedures and best practices to standardize effective and consistent execution. Our experienced employees often operate in a mentor capacity to provide guidance and instruction to less experienced employees and use videos to train and develop our operational personnel.

Description of Business Segments

We offer our services through the following three reportable segments: (i) Water Infrastructure, (ii) Water Services and (iii) Chemical Technologies.

Water Infrastructure Segment

Our Water Infrastructure segment provides recycling, gathering, transferring and disposal of water. Water Infrastructure operations are provided through or enabled by a network of permanent pipeline infrastructure, water recycling and treatment facilities, water storage facilities, SWDs and landfills.

Water Infrastructure Service Lines

Our Water Infrastructure segment is divided into the following service lines:

●	Water Recycling & Reuse. We are the market leader in water treatment and recycling solutions for the energy industry, offering tailored infrastructure to meet specific customer water quality and delivery needs. Our Water Recycling & Reuse business utilizes both standard and proprietary processes and technology, including mechanical and chemical technologies, to provide high-quality, large volume throughput and cost-optimized recycling and reuse solutions for our E&P customers. These solutions are primarily designed for recycling and reusing flowback and produced water from existing operations to meet customer’s well completion water needs. Our recycling operations consist of mobile and fixed recycling infrastructure, including above-ground and in-ground containment, along with treatment and processing assets and facilities capable of recycling large volumes of produced water for reuse in new well development.

We have invested significantly in developing produced water recycling infrastructure in recent years, commencing operations in both the Delaware and Midland Basin portions of the Permian Basin and Denver-Julesburg Basin (“DJ Basin”) portion of the Rockies Region. Our recycling process involves treating water by removing contaminants, sediments, and chemicals from water used during drilling and completions, enabling its reuse in further completion operations. This approach can significantly reduce freshwater consumption and minimize wastewater disposal, supporting a more sustainable approach to oil and gas operations.

We have experienced rapid organic growth in our recycling operations due to several factors, including the improved economic value proposition of our solutions for our customers, the commercial success of our business development team in securing long-term projects and increased utilization levels from existing asset bases. With a number of active construction projects ongoing, supported by new long-term contracts, we anticipate further growth ahead with planned expansions coming online during 2026. As of December 31, 2025, our combined mobile and fixed recycling operations now include a consolidated daily throughput capacity of approximately 2.9 million barrels per day of active produced water recycling capacity and 35 million barrels of produced water storage. Following the completion of our projects currently under construction or under contract, we expect our operations to include 3.3 million barrels per day of active produced water recycling capacity and 41 million barrels of produced water storage.

●	Pipelines & Logistics. We own and operate extensive pipeline networks designed to gather and distribute produced water and treated produced water volumes to our centralized recycling, disposal and storage facilities. We also have developed some of our larger, strategic water sources into comprehensive, permanent pipeline systems designed to provide water used for drilling, completion and production activity across a wide geography or to collect and redistribute produced water into our recycling and disposal facilities. In many instances, we also provide the associated storage and logistics needed to deliver the water directly to our customers’ wellsites. We have developed or acquired pipeline systems in the Permian Basin, including the Northern Delaware Basin of New Mexico and the Midland Basin in Texas, the Bakken Shale in North Dakota, the Haynesville Shale in Texas and Louisiana and the DJ Basin in Colorado within the Rockies region. These pipeline networks encompass more than 1,000 miles of temporary and permanent pipeline infrastructure and related storage facilities and pumps throughout the Permian Basin, more than 90 miles of gathering and distribution pipelines in the Bakken Shale, more than 85 miles of gathering and distribution pipelines in the Haynesville Shale and other long-term contracted gathering pipeline and distribution systems in the MidCon and Rockies regions. These pipelines transport a combination of fresh, brackish and produced water sources and include a number of long-term contracts, including take-or-pay agreements, minimum volume commitments and acreage dedications supporting the operations.
●	Fluid Disposal. Select owns and operates a significant number of active SWDs spanning across the Permian, MidCon, Bakken, South Texas, Rockies, Marcellus/Utica, and Haynesville regions, establishing a leading presence in key unconventional basins. We also have substantial additional permitted, undeveloped disposal capacity and permits currently in process that provide growth opportunities in strategic areas. In aggregate, we command a daily permitted disposal capacity of more than 2.3 million barrels per day across our operational footprint. Our disposal services cater to both flowback water generated during and shortly following well completion operations and naturally-occurring produced water extracted during the oil and natural gas production process over the life of a well.
●	Solids Management. Select operates six landfill and solids treatment facilities strategically positioned to support our customers' waste management needs in the Bakken, Northeast and Haynesville regions. In the Bakken region, this includes 2.9 million cubic yards of permitted disposal capacity on open cells across four landfills in North Dakota and Montana, with an additional 7.5 million cubic yards of permitted disposal capacity that would require additional cell buildouts at those landfills, which are permitted for specialized oilfield and industrial waste, including technologically enhanced naturally occurring radioactive materials (“TENORM“) and other non-hazardous industrial byproducts. Select also operates a solids treatment facility in Ohio within the Marcellus/Utica basin. This facility treats up to 3,000 barrels per day of liquids-equivalent contaminated and residual solids, offers tank cleanout and lab services, and connects via pipeline to a Select wastewater disposal facility. In the Haynesville region, Select operates one slurry injection facility permitted for 15 thousand barrels per day of liquids-equivalent contaminated and residual solids.

Water Infrastructure Geographic Areas of Operation

We provide our Water Infrastructure offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Recycling & Reuse	✓	—	—	—	—	—	✓
Pipelines & Logistics	✓	✓	✓	—	—	✓	✓
Fluid Disposal	✓	✓	✓	—	✓	✓	✓
Solids Management	—	—	✓	—	✓	✓	—

Water Infrastructure Customers

Our Water Infrastructure customers primarily include major integrated and independent U.S. and international oil and gas producers.

Water Infrastructure Competition

While our customers often award contracts after a competitive bidding process, the presence of existing infrastructure in an existing acreage position can be critical in realizing economic value. In addition to the reach and capacity of existing area networks, track record, the skill and competency of our people, pricing, safety, the ability to move sufficient volumes at scale and environmental performance are key factors in the bid evaluation. Equipment availability, location, construction timing and technical specifications can also be significant considerations. We have a successful track record of constructing organic infrastructure projects, utilizing our infrastructure to obtain various long-term contracts such as acreage dedications, well bore dedications, AMIs, MVCs, ROFRs and take-or-pay agreements, while maintaining operational capacity for short-term work that may emerge.

Certain large midstream companies offer some water-oriented and infrastructure services, though these are generally ancillary to their core businesses of gathering and transporting oil and gas volumes. There are also a limited number of public water-midstream-focused competitors. Additionally, certain of our E&P customers have invested in water infrastructure for their own operations. As a result, the water infrastructure competitive landscape is highly fragmented and our main competitors, aside from E&P companies, can often be private water midstream companies that focus on a more limited geographic area or service offering. We seek to differentiate ourselves from our competitors through our expansive scale and by delivering high-quality solutions throughout the sourcing, recycling and disposal elements of the water lifecycle, coupled with extensive regulatory expertise, well-trained people and a commitment to superior execution and a safe working environment. Additionally, we believe our ability to couple our Water Infrastructure with our Water Services and Chemical Technologies expertise provides an advantage relative to our competition.

Water Services Segment

Our Water Services segment consists of our water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our accommodations and rentals and flowback and well testing businesses.

Water Services Service Lines

Our Water Services segment is divided into the following service lines:

●	Water Transfer. We believe we are the largest provider of water transfer services to the industry. Our Water Transfer service line installs temporary above-ground pipeline and pump systems that can be equipped with full automation to deliver water autonomously at high volumes and rates from a water source to water containment facilities (tanks and pits), or directly to the wellsite.

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

TideLine™ is Select’s proprietary lay-flat transfer hose engineered specifically for produced water operations, with enhanced durability against chemical, thermal, and mechanical stress. It features a high-tensile reinforced core, abrasion-resistant outer layer, and serialized QR tracking for asset monitoring. TideLine underwent rigorous lab and field testing to validate performance under high total dissolved solids, oxidants, acids, and temperature fluctuations. Already deployed in the Permian basin and other regions, it sets a new standard in hose technology by improving reliability, traceability, and efficiency in Water Transfer operations.

o	Water Network Automation. Our proprietary and industry-leading automation technologies provide integrated water transfer solutions with automated pump operation, automated valve control, automated blending and proportioning capabilities, automated manifolds, level monitoring and data collection with analytics. We are able to provide our customers with increased visibility into their water inventories and usage, improving their efficiency and decreasing their costs. Our technology also provides us with the unique ability to detect potential issues and prevent them from occurring, as well as to reduce manpower and equipment on certain jobs, in turn mitigating safety and environmental risks while reducing overall fuel emissions.

●	Water Sourcing. Our Water Sourcing activities include providing water, permitting and, in some instances, necessary logistics required by our E&P customers to support their drilling and completion operations. Our sourcing efforts include identifying, developing and obtaining the right to use water from a variety of sources, including surface, subsurface, industrial, municipal and produced water. Through a portfolio of contracts with and permits from regulatory bodies, corporations and individual landowners, we have secured rights of approximately one billion barrels of water annually from hundreds of strategically located sources across the U.S.

●	Water Containment. We provide a diverse set of primary and secondary containment solutions for the temporary storage and containment of water and fluids. We believe we are the largest provider of high-capacity above-ground storage tanks (“ASTs”) in the U.S. We offer ASTs ranging in size from 4,500 to 82,000 barrels (or 189,000 to 3.4 million gallons) per tank, with remote monitoring capability in every major U.S. basin. Our ASTs provide a high-volume, low-cost containment alternative to traditional mobile storage tanks, which typically hold 500 barrels (or 21,000 gallons). ASTs can also be set up as part of our Water Treatment & Recycling service offerings, which can be bundled with our Water Sourcing and Water Transfer services. A 40,000 barrel AST can be delivered by three trucks and installed in a single day, replacing the equivalent of 80 trucks delivering individual 500-barrel mobile storage tanks. A reduction in truck traffic can provide a significant reduction in traffic congestion in local communities as well as the associated emissions from the transportation of mobile storage tanks. Our modular tank design allows for twenty different tank configurations to meet each customer’s individual needs. We also offer assorted secondary containment solutions, from drive-over to raised barriers and multi-ringed nested AST solutions, that are designed to reduce the risk and environmental impact of potential spills.

●	Fluids Hauling. Our Fluids Hauling group provides transportation for water and various drilling, completion, and production fluids, utilizing our fleet of vacuum, winch and kill trucks, hot oilers, and hydrovacs, along with other related assets, such as mobile storage tanks. Our operations span the Permian, Eagle Ford, and Rockies regions. During 2025, we divested operations in the Bakken, Northeast and MidCon regions to Omni and closed down our Haynesville operations.

●	Peak Rentals

o	Accommodations and Rentals. Our accommodations and rentals service line provides workforce accommodations and surface rental equipment supporting drilling, completion and production operations in the U.S. onshore energy industry. The services provided include fully furnished office and living quarters, freshwater supply and wastewater treatment and removal, portable power generation and light plants, internet, phone, intercom, surveillance and monitoring services and other long-term rentals supporting field personnel.

o	Well Testing and Flowback. Our well testing and flowback services, covering a dynamic range of temperature, pressure, volume and H2S concentrations, aims to add value for our customers by providing well productivity data associated with our services, including fracturing support, fracturing plug drill out, flaring operations, ventless flowback operations, sand management and production testing. Our specialized well testing equipment is outfitted with advanced metering and telemetry, bringing remote visibility to our customers. Services are provided by highly-trained personnel that specialize in delivering performance optimization, or our high demand equipment is available for rental without personnel. We believe we are one of the largest flowback and well testing providers both in service and rental equipment inventory to the U.S. land industry. Additionally, certain of our services utilize specialized, closed-loop vapor tanks that prevent the release of methane and vapors to the atmosphere during drill out and flowback operations.

Some of our operations are governed by the Environmental Protection Agency’s (“EPA”) emissions regulations. For example, we offer green completions through our mobile production facilities, which is a collaborative process that attempts to safely contain and combust flare gas, reducing emissions at the wellsite. This can provide our customers with enhanced emissions reduction solutions to help meet their sustainability targets and initiatives without the need for an external power supply, further reducing the environmental impact.

o	Power Generation Units. We offer a scalable Power Generation solution designed to support off-grid and remote-site energy needs across our areas of operation. The fleet comprises approximately 350 diesel generators, 35 natural gas generators, and over 65 battery packs, which can be deployed in various combinations to meet site-specific requirements. Our operations personnel have the technical capabilities to rapidly mobilize and manage these assets in the field. The platform emphasizes cleaner-burning fuel sources and reduced noise relative to conventional alternatives. While currently used primarily to support workforce lodging, the offering is designed to scale into higher-load use cases, including oil & gas completion activity.

Water Services Geographic Areas of Operation

We provide our Water Services offerings in most of the major unconventional shale plays in the continental U.S., as illustrated by a “✓” in the chart below.

Geographic Region
Marcellus /
Services Provided	Permian	MidCon	Bakken	Eagle Ford	Utica	Haynesville	Rockies
Water Transfer	✓	✓	✓	✓	✓	✓	✓
Water Sourcing	✓	✓	✓	✓	—	✓	✓
Water Containment	✓	✓	✓	✓	✓	✓	✓
Fluids Hauling	✓	—	—	✓	—	—	✓
Peak Rentals	✓	✓	✓	✓	✓	—	✓

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

Chemical Technologies Segment

Within our Chemical Technologies segment, we develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions. We sell chemicals and provide services primarily to leading E&P operators and pressure-pumping service companies in the U.S. We also provide customized water treatment and flow assurance solutions to our customers throughout the lifecycle of a well.

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

Significant Customers

There was one customer that accounted for 10% of our consolidated revenues for the year ended December 31, 2025.

Business Development, Sales and Marketing

We direct our business development and sales activities through a network of business development personnel and sales representatives, which allows us to support our customers at both the field and corporate level. Our sales representatives work closely with local operations managers to target potential opportunities through strategic focus and regular customer interaction. We track the drilling and completion activities of our current and potential new customers. Our operations managers meet with our business development and sales team members several times a week, and monitor sales activity via regular reporting. To support our business development and sales strategy, we have developed a proprietary database that integrates market information such as current rig, completion crew and permit activity from both direct and third party sources and the location of our strategic sources, infrastructure assets and networks with our internal water balancing models utilizing projected volumes flowing both into and out of our water networks and recycling and disposal facilities.

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

Wastes containing naturally occurring radioactive material (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the OSHA. These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the hazardous substance release occurred and anyone who transported, disposed or arranged for the transport or disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several, liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

We currently own, lease, or operate numerous properties that have been used for activities supporting oil and gas exploration, development and production for a number of years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where we conduct services for our customers or where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to

CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response actions or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial actions to prevent future contamination, the costs of which could be material.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There continues to be uncertainty regarding the federal government’s applicable jurisdictional reach under the CWA over waters of the U.S. (“WOTUS”), including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal action on a January 2023 final rule, the U.S. Supreme Court’s decision in Sackett v. EPA, and the enactment of a subsequent September 2023 rule, the implementation of the definition of WOTUS is split based on jurisdiction, with the new rule enjoined in 26 states and being implemented in the remaining 24. In November 2025, the EPA and the Corps issued a proposed rule to further narrow the definition of WOTUS and expand certain exemptions, though the substance and timing of any final action cannot be predicted. To the extent that any new final rule or future rules issued by the EPA and Corps expand the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could increase compliance expenditures or mitigation costs, contribute to delays, restrictions, or cessation of the development of projects, and also reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills in WOTUS. The OPA applies to vessels, offshore facilities, and onshore facilities, including E&P facilities that may affect WOTUS. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also currently limits the liability of a responsible party for economic damages, excluding all oil spill response costs, to $137.7 million; although this limit does not apply if the spill was caused by gross negligence or willful misconduct, resulted from a violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into WOTUS.

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

Furthermore, in response to seismic events in the past several years near underground disposal wells used for the disposal by injection of produced water resulting from oil and gas activities, federal and some state agencies have investigated and may continue investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells in certain areas prone to increased seismic activity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. As a result of these concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. The Texas Railroad Commission adopted similar rules in Texas. States such as Texas and Oklahoma have, from time to time, suspended hydraulic fracturing or injection disposal operations or called for reduced volumes in response to seismic activity, and similar actions may be taken by these states or others in the future.

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

Hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand or other proppants and chemical additives under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is an important and common practice that is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. New regulations may be considered in the future, including limiting water withdrawals and usage, limiting water disposition, or restricting which additives may be used. Any of these regulatory efforts could significantly increase capital, compliance and operating costs, as well as delay or halt the operations of our customers, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Previous administrations have at times also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. In April 2024, the Bureau of Land Management (“BLM”) finalized a rule that limits flaring from well sites on federal lands, among other requirements. Litigation challenging the rule is currently held in abeyance while the Trump Administration considers revisions to the rule. In November 2025, the BLM announced it would delay enforcement of certain regulatory compliance deadlines under the rule while it is under reconsideration.

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

Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of oil and gas projects. We or our customers may incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2020, the EPA under the Trump Administration published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. In March 2025, the EPA announced a reconsideration of the ozone NAAQS. We cannot predict what further actions, if any, or on what timeline, the EPA may take with respect to these standards. State implementation of the revised NAAQS could also result in the imposition of more stringent requirements. Compliance with the NAAQS requirements or other air pollution control and permitting requirements has the potential to delay the development of oil and gas projects and increase our or our customers’ costs of development and production, which costs could reduce demand for our services and have a material adverse impact on our business and results of operations.

Climate Change. The issue of climate change continues to attract considerable attention from the public and policymakers in the U.S. and around the world. Numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas E&P customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. Federal regulatory initiatives have focused on, among other things, establishing construction and operating permit reviews for GHG emissions from certain large stationary sources, requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and reducing methane emissions from oil and gas production and natural gas processing and transmission operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify these requirements and the EPA’s GHG “Endangerment Finding,” which underpins the majority of the EPA’s GHG regulations. In February 2026, the Trump Administration finalized a rule repealing the Endangerment Finding. Such proposals are still under consideration and are subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any rules and we cannot predict the ultimate outcome. Further, in recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In December 2023, the EPA finalized a rule that established more stringent Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (“VOC”) emissions in the crude oil and natural gas source category. However, in March 2025, the EPA announced plans to reconsider Quad Ob and Quad Oc, and in November 2025, the EPA finalized an interim final rule extending the compliance deadlines for certain provisions provided in the 2023 rules. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending.

In August 2022, the IRA 2022 was signed into law. This law, among other provisions, amended the CAA to establish a Waste Emissions Charge for methane emissions in excess of statutory thresholds from sources required to report their GHG emissions to the EPA, including certain oil and gas operations and appropriated significant federal funding for renewable energy initiatives. However, in February 2025, Congress repealed the Waste Emissions Charge rule using the Congressional Review Act, and the OBBBA delayed implementation of the charge until 2034. While the EPA cannot reissue its rule implementing the Waste Emissions Charge (either in substantially the same form or in a new rule), the underlying requirement in the IRA 2022 remains unchanged. We cannot predict if the Trump Administration and/or Congress may take action to repeal or revise this requirement in the IRA 2022. However, compliance with this and other air pollution control and permitting requirements could increase our customers’ operating costs and adversely affect their business, thereby reducing demand for our services.

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

In addition, the SEC has considered and certain states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. Enhanced climate-related disclosure requirements could increase our operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Endangered Species. The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (the “MBTA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. For example, listings of the dunes sagebrush lizard and lesser prairie chicken as threatened or endangered may impact our or our customers’ operations. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

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

We enter into master services agreements (“MSAs”) with most of our customers. Our MSAs delineate our and our customer’s respective indemnification obligations with respect to the services we provide. Generally, under our MSAs, including those relating to our Water Services, Water Infrastructure, Chemical Technologies product sales, accommodations and rentals and completion and construction services, we assume responsibility for pollution or contamination originating above the surface from our equipment or handling of the equipment of others. However, our customers generally assume responsibility for all other pollution or contamination that may occur during operations, including that which may generally result from seepage or any other uncontrolled flow of drilling fluids. The assumed responsibilities include the control, removal and cleanup of any pollution or contamination. In such cases, we may be exposed to additional liability if we are grossly negligent or commit willful acts causing the pollution or contamination. Generally, our customers also agree to indemnify us against claims arising from the personal injury or death of the customers’ employees or those of the customers’ other contractors, in the case of our hydraulic fracturing operations, to the extent that such employees are injured by such operations, unless the loss is a result of our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees or employees of any of our subcontractors, unless resulting from the gross negligence or willful misconduct of our customer. The same principles apply to mutual indemnification for loss or destruction of customer-owned property or equipment, except such indemnification is not limited in an instance of gross negligence or willful misconduct. Losses arising from catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we may be unsuccessful in enforcing contractual terms, incur an unforeseen liability that is not addressed by the scope of the contractual provisions or be required to enter into an MSA with terms that vary from our standard allocations of risk, as described above. Consequently, we may incur substantial losses that could materially and adversely affect our financial condition and results of operations.

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

Demand for our services is directly affected by capital spending by our customers to explore for, develop and produce oil and gas in the U.S. Capital spending is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Such demand may be impacted by a variety of factors, including global geopolitical instability, accelerated substitution of renewable forms of energy for oil and gas and actions of OPEC+. During the year ended December 31, 2025, the average West Texas Intermediate (“WTI”) spot price was $65.39, versus an average price of $76.63 for the year ended December 31, 2024. Furthermore, this trend has continued into the first quarter of 2026 and we anticipate the resumption of Venezuelan hydrocarbon exports may further depress oil prices.

Volatility in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling or completion of fewer new wells or lower spending on existing wells. This, in turn, could lead to lower demand for our services and may cause lower rates and lower utilization of our assets. While customer budgets for U.S. onshore development during 2025 were relatively flat on a year-over-year basis, and are expected to remain relatively so during 2026, factors outside of our control can alter these budgets, or lead customers to underspend their budgets. Even in an environment of strong oil and gas prices, fewer oil and gas well completions in our market areas as a result of decreased capital spending may have a negative long-term impact on our business. Any of these conditions or events could adversely affect our operating results and may continue to do so into the future. Sustained market uncertainty could also result in lower demand for our services, which could adversely affect our liquidity, results of operations and financial condition. While we believe that the current presidential administration will provide regulatory tailwinds for our industry, industry conditions are influenced by numerous factors over which we have no control, including, but not limited to those discussed in “Cautionary Note Regarding Forward-Looking Statements.”

Political instability or armed conflict in crude oil or natural gas producing regions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas. For example, while there are currently broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the Russia-Ukraine war, an end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a decrease in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services. In addition, the instability in the Middle East has contributed to volatility in oil and gas prices, as well as disruptions to supply chains. Further escalation of conflict in the Middle East, in particular with Iran, a major oil producer, could have an adverse effect on our customers and therefore adversely affect our customers’ demand for our services. Further, beginning in late 2025, the U.S. seized several oil tankers suspected of transporting oil from Venezuela, and, in early 2026, the U.S. launched a limited military intervention in Venezuela which culminated in the capture of Venezuela’s incumbent president. As the situation stabilizes and U.S.-Venezuela relations improve, it is expected that approximately 50 million barrels of sanctioned oil may become available for export as U.S. sanctions are lifted. The resumption of such exports may cause a depression in global oil prices as the market adjusts to such an increase in supply. If the resumption of oil exports from Venezuela depresses global oil prices, certain of our customers’ operations may no longer be economically viable, thereby reducing demand for our services. The ultimate geopolitical and macroeconomic consequences of these conflicts cannot be predicted, and such events could severely impact the world economy and may adversely affect our financial condition. Although the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

The actions of OPEC+ with respect to oil production cuts can have a significant impact on crude oil prices. Following several reductions in production cuts throughout 2025, on November 30, 2025, OPEC+ announced it would maintain current oil production cuts of approximately 3.2 million barrels per day and reaffirmed its decision to not increase production. Due to the above and other factors, crude oil and natural gas prices experienced increased levels of volatility during 2025, ranging from a low of $55.44 per barrel in September to a high of $80.73 per barrel in April. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

Though a comprehensive trade agreement was signed in 2020 between the U.S. and China, a trade war has rapidly escalated in the first half of 2025, with current tariffs on goods imported from China into the U.S. at a blended average tariff rate of approximately 48% and goods from the U.S. imported into China at an average tariff rate of approximately 32%. Approximately 8% of the raw material feedstock for our chemicals we produced in 2025 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs significantly and reduce profitability. Such elevated tariff rates may substantially increase the costs for certain products Select sources and, more importantly, our customers source from China, while also effectively pricing out U.S. oil, natural gas and NGLs from the Chinese market, which may adversely affect our customers as China is a major importer of oil, natural gas and NGLs globally. The continuation, expansion or worsening of these tariffs may adversely affect the industry in which we operate and reduce demand for our services. Further, the escalating trade war has resulted in a suspension of China’s imports of U.S. natural gas. As the world’s largest importer of natural gas, the loss of access to the market could have an adverse effect on our customers’ operations and the demand for their products.

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

Approximately half of our revenues are derived from our operations in the Permian Basin of Texas and New Mexico, making us vulnerable to risks associated with geographic concentration generally and the Permian Basin specifically, including Basin-specific supply and demand factors, regulatory changes and severe weather impacts that could materially and adversely affect our business.

The Permian Basin of Texas and New Mexico is presently our largest operating region, accounting for approximately 51% and 48% of our revenue in 2025 and 2024, respectively. As a result of this concentration, we are vulnerable to risks associated with geographic concentration generally and the Permian Basin specifically. For example, we are disproportionately exposed to the impact in the Permian Basin of regional supply and demand factors, production delays or interruptions, as a result of governmental regulation or otherwise, processing or transportation capacity constraints, severe weather, market limitations, curtailment of production or interruption of the processing or transportation of produced oil and natural gas. Increased consolidation activity has occurred recently in the Permian Basin, which may lead to reductions in capital spending that could have an adverse effect on our business. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our revenue-generating operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse revenue-generating operations.

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

In August 2022, IRA 2022 was signed into law and it contains hundreds of billions of dollars in incentives that a could accelerate the transition from the use of fossil fuels to alternative energy sources, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. However, certain of these initiatives have been paused, repealed or otherwise modified by the Trump Administration and the passage of the OBBBA in July 2025. For example, the IRA 2022 amended the CAA to impose a Waste Emission Charge for methane emissions in excess of statutory thresholds from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. However, in February 2025, Congress repealed the Waste Emissions Charge rule using the Congressional Review Act, and the OBBBA delayed implementation of the charge until 2034. While the EPA cannot reissue its rule implementing the Waste Emissions Charge (either in substantially the same form or in a new rule), the underlying requirement in the IRA 2022 remains unchanged. We cannot predict if the Trump Administration and/or Congress may take action to repeal or revise this requirement in the IRA 2022. To the extent similar initiatives or other air pollution control and permitting requirements are implemented in the future, such initiatives could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.

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

Our operations and the operations of our E&P customers in most states require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, construct impoundment tanks and operate pipelines or trucking services. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. In addition, some of our customers’ drilling and completion activities in the U.S. may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Moreover, additional rules and regulations on federal lands may impact our customers. For example, the BLM has finalized new rules that limit flaring from well sites on federal lands and add additional methane-related provisions to the permit application process, although litigation challenging these rules is held in abeyance while the Trump Administration reconsiders the rules. Any delay or denial of permits faced by our customers may impact demand for our services.

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

Fuel is one of our significant operating expenses, and a significant increase in fuel prices could result in increased transportation costs. The price and supply of fuel is unpredictable and fluctuates based on events such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. At times we have been able to pass along increases in fuel costs to customers, though we cannot guarantee our ability to do so in the future. Although the average price of fuel declined in 2024 and 2025 as a result of market oversupply, fuel prices constantly fluctuate and a significant increase in fuel prices could increase the price of, and therefore reduce demand for, our services, or force us to accept lower margins, both of which could affect our results of operations and financial condition.

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

Consolidation of our customers and competitors may impact our results of operations.

In recent years, the oil and gas industry has undergone rapid consolidation, which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect industry consolidations may have on the pricing of our products and services, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customer and suppliers.

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

The issue of climate change continues to attract considerable attention in the U.S. and foreign countries. As a result, numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations as well as the operations of our E&P customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on the threat of climate and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation, executive actions or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, financial and litigation risks may result in our customers restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues.

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

Our disposal business and the number of SWDs we operate has significantly increased since 2021. This disposal process has been linked to increased induced seismicity events in certain areas of the country, particularly in certain counties in Oklahoma, Texas, Colorado, and New Mexico. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These and other states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, in December 2023 the Texas Railroad Commission suspended the permits of 23 deep disposal wells in a seismic response area in Culberson and Reeves Counties. Any one or more of these developments may result in our having to limit disposal well volumes, disposal rates or locations, or to cease disposal well activities, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on seismic matters.

Changes in U.S. and international trade policies, such as the imposition of tariffs, particularly involving China, may adversely impact our business and operating results.

Though a comprehensive trade agreement was signed in 2020, the U.S. government has previously imposed tariffs affecting certain goods produced in China and the Trump administration has stated an intention to impose tariffs on international goods, including those produced in China. Approximately 8% of the raw material feedstock for our chemicals we produced in 2025 originated in China and were sold to us by our supplier partners. As a result, tariffs incurred by our supplier partners could increase our costs and reduce profitability. Additionally, delays or interruptions in the supply of some chemicals for any reason could impact our ability to generate chemicals revenue. If we are forced to source chemicals currently originating in China from other countries, such compounds might be more expensive, inferior in quality, or take longer to source. If we incur higher costs that we cannot pass on to our customers or if we are unable to adequately replace the chemicals we currently source with chemicals produced elsewhere, our business could be adversely affected.

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

Our operations and the operations of our E&P customers are subject to federal, state and local laws and regulations in the U.S. relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may take the form of laws, regulations, executive actions and various other legal initiatives and result in the imposition of numerous obligations on our operations and the operations of our customers and liability for administrative, civil and criminal fines and penalties. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on these matters. Compliance with these regulations and other regulatory initiatives, or any other new environmental laws, regulations and executive actions could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. One or more of these developments that impact our customers could reduce demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

The Endangered Species Act and Migratory Bird Treaty Act govern both our and our E&P customers’ operations and additional restrictions may be imposed in the future, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and gas wells.

The ESA and comparable state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are afforded to migratory birds under the MBTA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our E&P customers’ operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur additional material costs. Additionally, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. See Part I, Item 1. “Business – Environmental and Occupational Safety and Health Matters” for more discussion on ESA and MBTA matters. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our E&P customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas, which developments could have a material adverse effect on our business, results of operations and financial condition.

Increasing attention to sustainability and environmental matters may impact our business.

Companies across all industries are facing increasing scrutiny from investors, customers, employees, regulatory bodies and other stakeholders related to their sustainability and environmental practices. Companies which do not adapt to or comply with such stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for sustainability- and environmental-related issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets, or ability to attract and retain a talented workforce. Increasing attention to climate change, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers.

Also, despite any aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate-, sustainability- or other environmental-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. Certain statements or initiatives with respect to sustainability and environmental matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. Regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain sustainability or environmental statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could result in increased criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental or social commitments (such as reducing GHG emissions) or our potential pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability- or environmental-related factors in our decision-making could be subject to increasing scrutiny and objection from such parties. As a result, we may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.

Risks Related to Our Capital Structure

We may not be able to continue to pay or maintain our cash dividends and the failure to do so may negatively affect our share price.

Since the fourth quarter of 2022, we have paid a quarterly cash dividend on our shares of Class A common stock and SES Holdings, LLC Units (along with Class B Shares). Most recently, in January 2026, we announced a quarterly cash dividend of $0.07 per share. Our ability to pay cash dividends depends on, among other things, our cash flows from operations, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future or have sufficient cash surplus or net profits to pay dividends on our Class A common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on business development opportunities (which could, for example, increase our need for capital expenditures) or new growth opportunities. All future dividend payments are subject to quarterly review and approval by our board of directors. Our board of directors may, in its discretion, decrease the level of cash dividends or entirely discontinue the payment of cash dividends. A reduction or elimination of cash dividends could negatively affect the market price of our Class A common stock.

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

Constructing and maintaining water infrastructure used in the oil and gas industry requires significant capital. We may require additional capital in the future to develop and construct water sourcing, transfer, recycling and other related infrastructure to execute our growth strategy. For the years ended December 31, 2025, 2024 and 2023, we spent $294.6 million, $173.2 million and $135.9 million, respectively, in capital expenditures (excluding expenditures connected with business combinations). Historically, we have financed these investments through cash flows from operations, external borrowings, capital contributions and proceeds from the issuance of equity securities. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our results of operations and financial condition. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

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

In addition, certain change of control events have the effect of accelerating the payment due under our TRAs (as defined herein), which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. See “—Risks Related to Our Organizational Structure—In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRAs.”

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy business or industry and that may be from time to time presented to any member of (i) Legacy Owner Holdco; Crestview Partners II SES Investment, LLC; any funds, limited partnerships or other investment entities or vehicles managed by Crestview Partners or controlled by Crestview GP; B-29 Investments, LP; Sunray Capital, LP; Proactive Investments, LP and their respective affiliates, other than us (collectively, the “SES Group”); (ii) the other entities (existing and future) that participate in the energy industry and in which the SES Group owns substantial equity interests (the “Portfolio Companies”) or (iii) any director or officer of the corporation who is also an employee, partner, member, manager, officer or director of any member of the SES Group or the Portfolio Companies, including our Chairman, President and Chief Executive Officer (“CEO”), John D. Schmitz, and our Executive Vice President, Business and Regulatory Affairs, Cody Ortowski, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Mr. Schmitz controls both B-29 Investments, LP and Sunray Capital, LP and is a direct and indirect beneficiary of these provisions in our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity or fails to offer any such business opportunity to us.

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

We are a holding company and have no material assets other than our equity interest in SES Holdings. We have no independent means of generating revenue. To the extent SES Holdings has available cash, we intend to cause SES Holdings to make (i) generally pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes, pay dividends and to make payments under the TRAs that we entered into in connection with our restructuring at the Select 144A Offering and any subsequent TRAs that we may enter into in connection with future acquisitions and (ii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. We will be limited, however, in our ability to cause SES Holdings and its subsidiaries to make these and other distributions or payments to us due to certain limitations, including the restrictions under our Sustainability-Linked Credit Facility and the cash requirements and financial condition of SES Holdings. To the extent that we need funds and SES Holdings or its subsidiaries are restricted from making such distributions or payments under applicable law or regulations or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

We will be required to make payments under the Tax Receivable Agreements for certain tax benefits we may claim, and the amounts of such payments could be significant.

In connection with our restructuring at the Select 144A Offering, we entered into the TRAs with certain affiliates of the then-holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”) which generally provide for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances as a result of certain tax basis increases, net operating losses available to us as a result of certain reorganization transactions entered into in connection with the Select 144A Offering, and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

The term of each TRA commenced upon the completion of the Select 144A Offering and will continue until all tax benefits that are subject to such TRAs have been utilized or expired, unless we exercise our right to terminate the TRAs (or the TRAs are terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) and we make the termination payment specified in the TRAs. In addition, payments we make under the TRAs will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We commenced payments under the TRAs in 2024. In the event that the TRAs are not terminated and we have sufficient taxable income to utilize all of the tax benefits subject to the TRAs, the payments due under the TRA entered into with Legacy Owner Holdco and Crestview GP continue until the benefits of the last exchange of SES Holdings LLC Units are realized or expire, and the payments due under the TRA entered into with an affiliate of Legacy Owner Holdco and Crestview GP continue until the benefits of the exchanges are realized or expire.

The payment obligations under the TRAs are our obligations and not obligations of SES Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Estimating the amount and timing of payments that may become due under the TRAs is by its nature imprecise. For purposes of the TRAs, cash savings in tax generally will be calculated by comparing our actual tax liability (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRAs. The amounts payable, as well as the timing of any payments, under the TRAs are dependent upon future events and significant assumptions, including the timing of the exchanges of SES Holdings LLC Units, the market price of our Class A common stock at the time of each exchange (since such market price will determine the amount of tax basis increases resulting from the exchange), the extent to which such exchanges are taxable transactions, the amount of the exchanging unitholder’s tax basis in its SES Holdings LLC Units at the time of the relevant exchange, the depreciation and amortization periods that apply to the increase in tax basis, the amount of net operating losses available to us as a result of reorganization transactions entered into in connection with the Select 144A Offering, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable, and the portion of our payments under the TRAs that constitute imputed interest or give rise to depreciable or amortizable tax basis.

Certain of the TRA Holders’ rights under the TRAs are transferable in connection with a permitted transfer of SES Holdings LLC Units or if the TRA Holder no longer holds SES Holdings LLC Units. The payments under the TRAs are not conditioned upon the continued ownership interest in either SES Holdings or us of any holder of rights under the TRAs. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreements.

If we elect to terminate the TRAs early or they are terminated early due to our failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control, our obligations under the TRAs would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRAs (determined by applying a discount rate of the lesser of 6.50% per annum, compounded annually, or the 12-month term secured overnight financing rate (“SOFR”) published by CME Group Benchmark Administration plus 171.513 basis points); and such payment is expected to be substantial. The discount rate used as of December 31, 2025 was 5.49%. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRAs, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the TRAs, (ii) the assumption that any SES Holdings LLC Units (other than those held by us) outstanding on the termination date are exchanged on the termination date and (iii) certain loss or credit carryovers will be utilized in the taxable year that includes the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

As a result of either an early termination or a “change of control” (as defined in the TRAs as amended), we could be required to make payments under the TRAs that exceed our actual cash tax savings under the TRAs. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the TRAs were terminated on December 31, 2025, the estimated termination payments would have been approximately $79.1 million (calculated using a 5.49% discount rate, applied against an undiscounted liability of approximately $107.3 million, based upon the last reported closing sale price of our Class A common stock on December 31, 2025) in the aggregate. The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRAs.

Payments under the TRAs will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the TRAs if any tax benefits that have given rise to payments under the TRAs are subsequently disallowed, except that excess payments made to the TRA Holders will be netted against payments that would otherwise be made to the TRA Holders, if any, after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

We intend to operate such that SES Holdings does not become a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly-traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradeable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of SES Holdings LLC Units for shares of our Class A common stock or cash pursuant to the SES Holdings LLC Agreement or other transfers of SES Holdings LLC Units could cause SES Holdings to be treated as a publicly-traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly-traded partnership, and we intend to operate such that exchanges or other transfers of SES Holdings LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of SES Holdings and Legacy Owner Holdco, and the SES Holdings LLC Agreement provides for limitations on the ability of unitholders of SES Holdings to transfer their SES Holdings LLC Units and will provide us, as managing member of SES Holdings, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of SES Holdings to exchange their SES Holdings LLC Units pursuant to the SES Holdings LLC Agreement to the extent we believe it is necessary to ensure that SES Holdings will continue to be treated as a partnership for U.S. federal income tax purposes. If SES Holdings were to become a publicly-traded partnership, significant tax inefficiencies might result for us and for SES Holdings. In addition, we may not be able to realize tax benefits covered under the TRAs, and we would not be able to recover any payments previously made by us under the TRAs, even if the corresponding tax benefits (including any claimed increase in the tax basis of SES Holdings’ assets) were subsequently determined to have been unavailable.

Our ability to use certain of our current and future NOL carryforwards may be limited and could adversely affect our operating results and cash flows.

As of December 31, 2025, the Company and certain of its corporate subsidiaries had approximately $210.6 million of tax-affected U.S. federal NOLs, $87.7 million of which we expect to expire unused beginning in 2031 due to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2025, the Company and certain of its corporate subsidiaries also had approximately $19.2 million of tax-affected state NOLs, $6.6 million of which we expect to expire unused and the remaining $12.6 million of which we expect to expire beginning in 2026, and tax-affected non-U.S. NOLs of approximately $1.4 million, which we expect to expire beginning in 2035. Utilization of these NOLs (which include historic NOLs of Rockwater Energy Solutions Inc. (“Rockwater”), Nuverra Environmental Solutions Inc. (“Nuverra”), and Buckhorn Disposal ND, Inc. (“Buckhorn”)) depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the relevant corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382 of the Code, determined by multiplying the value of the relevant corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the Code, and potentially increased for certain gains recognized within five years after the ownership change to the extent of certain net built-in gains at the time of the ownership change. Any unused annual limitation may be carried over to later years until they expire. Limitations similar to those applicable under Section 382 of the Code apply for U.S. state and non-U.S. income tax purposes.

While we do not believe that the acquisitions of Rockwater, Nuverra or Buckhorn resulted in an ownership change under Section 382 of the Code with respect to us, future issuances, sales and/or exchanges of our stock (including in connection with an exercise of the Exchange Right (as described in Note 1 to the consolidated financial statements) or other transactions beyond our control), taken together with prior transactions with respect to our stock, could cause us to undergo an ownership change. As a result, we cannot assure you that we will not undergo an ownership change in the future. We believe that the acquisitions of Rockwater, Nuverra and Buckhorn resulted in ownership changes with respect to each of Rockwater, Nuverra and Buckhorn, respectively. Accordingly, as described above, some or all of our U.S. federal or state or non-U.S. NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows.

Our investment in AV Farms could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-investors’ financial condition, and disputes between our co-investors and us.

As described in Note 2—Significant Accounting Policies, we recently entered into a new arrangement with C&A Rollover Company, LLC (“C&A”) and Geneses pursuant to which we have jointly invested in AV Farms and AV GP. AV Farms was formed to consolidate and commercialize one of the largest water holdings and storage portfolios in Colorado. Currently, we, C&A and Geneses own approximately 39%, 38% and 23%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of AV GP. We have contributed $72 million in capital to AV Farms during the first quarter of 2025 and expect to contribute approximately $74 million in additional contributions over a three-year period. As such, we may not have a controlling interest in AV Farms and may share responsibility with C&A and Geneses for managing the operations of AV Farms as we may not have sole decision-making authority regarding AV Farms, which presents risks that may not be present in our other operations. For example, C&A or Geneses may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that C&A or Geneses might become bankrupt, fail to fund their share of capital contributions or block or delay decisions that we believe are necessary. Such an investment may also have the potential risk of impasses on decisions, such as sales, because neither we nor C&A and Geneses may have full control over AV Farms. Disputes between us and C&A or Geneses may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. We may in certain circumstances be liable for the actions of such third parties. Any of the foregoing factors could materially and adversely affect our AV Farms investment.

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

We evaluate our long-lived assets, such as property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, economics and other factors, we may be required to write down the carrying value of our long-lived and finite-lived intangible assets. For the years ended December 31, 2025, 2024, and 2023, we recorded impairment and abandonment charges related to long-lived assets and finite-lived intangible assets of $6.2 million, $1.2 million, and $12.6 million, respectively.

We may be required to take a write-down of the carrying value of goodwill.

As of December 31, 2025, our goodwill balance was $48.5 million. When applicable, we conduct our annual goodwill impairment assessment during the fourth quarter of each year, or more frequently if an event or circumstance indicates that the carrying value of a reporting unit may exceed the fair value. When possible impairment is indicated, we value the implied goodwill to compare it with the carrying amount of goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The fair value of goodwill is based on estimates and assumptions applied by us such as revenue growth rates, operating margins, weighted-average costs of capital, market multiples, and future market conditions and as affected by numerous factors, including the general economic environment and levels of exploration and production activity of oil and gas companies, our financial performance and trends, and our strategies and business plans, among others. As a result of this annual impairment assessment, we may be required to write down the carrying value of goodwill.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.           CYBERSECURITY

Processes for Assessing, Identifying, and Managing Cybersecurity Risks

Our industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services, to process and record financial and operating data and to collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees and others. We recognize the importance of assessing and managing material risks associated with cybersecurity threats. We seek to assess, identify and manage cybersecurity risks for our IT environment, leveraging the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”), through the processes described below:

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

Board of Directors’ Oversight and Management’s Role

Our Board of Directors has delegated the responsibility for the oversight of risks from cybersecurity threats and our cybersecurity practices to the Audit Committee. Our Board of Directors and our Audit Committee receive regular updates on potential cybersecurity risks and mitigation strategies from the Company’s chief technology officer (“CTO”), who leverages both internal resources and third-party intelligence and contributions to monitor and manage these risks.

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

ITEM 2.              PROPERTIES

We own our headquarters building in Gainesville, Texas, which also houses our remote operating center, and we lease office space in Houston, Texas, as well as local offices across the regions in which we operate.

●	Our Water Infrastructure segment includes both owned and leased disposal and recycling facilities, owned landfill assets that support our long-term waste management capabilities and hundreds of miles of pipelines utilizing owned, leased or permitted rights-of-way and easements. The substantial majority of our revenue-producing activities occur at our various water infrastructure facilities, where we process, recycle, manage or dispose of produced water and other waste streams on behalf of our customers or through transportation fees across our infrastructure networks. As of December 31, 2025, we had 130 active SWDs and more than 20 active or under construction recycling facilities.
●	In support of our Water Services segment, we both own and lease a range of field operations facilities that support our various lines of business. The substantial majority of our revenue-generating activities occur at our customers’ locations, where our equipment and personnel are deployed to deliver services directly in the field.
●	In connection with our Chemical Technologies segment, we own two primary manufacturing facilities in Texas and lease three regional distribution centers through which we provide products to customers across all major U.S. shale basins. Our leased properties are subject to various lease terms and expiration dates. Chemicals are either delivered directly to customer locations or applied on-site by our Chemical Technologies personnel as part of our integrated service offering. Our leased properties are subject to various lease terms and expiration dates.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WTTR.” As of February 16, 2026, there were 276 stockholders of record of our Class A common stock.

Dividend Policy

The Company’s board of directors initiated a dividend program in 2022 under which the Company intends to pay regular quarterly dividends, which commenced with the first payment of a quarterly cash dividend of $0.05 per share of Class A common stock on November 17, 2022 (along with a comparable distribution of $0.05 per unit for holders of units of SES Holdings, LLC who also hold an equal number of shares of Class B common stock). The Company paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share of Class A common stock (along with a comparable distribution of $0.06 per unit to the unitholders of SES Holdings, LLC). The Company paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share of Class A common stock (along with a comparable distribution of $0.07 per unit to the unitholders of SES Holdings, LLC). The Company most recently announced a quarterly dividend of $0.07 per share on January 22, 2026 to be paid on February 18, 2026 to holders of record as of the close of business on February 6, 2026. Our future dividend policy is within the discretion of our board of directors, and all future dividend payments are subject to quarterly review and approval by our board of directors, and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our Sustainability-Linked Credit Facility and other factors our board of directors may deem relevant.

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

The following table provides information about our Class A common stock that may be issued under our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	856,092	$21.98	8,640,281
Equity compensation plans not approved by security holders	—	—	—
Total	856,092	$21.98	8,640,281

(1)	Only stock options have an exercise price.
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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	—	$0.00	—	$21,177,432
November 1, 2025 to November 30, 2025	138,038	$9.62	—	$21,177,432
December 1, 2025 to December 31, 2025	10,799	$10.99	—	$21,177,432

(1)	The average price paid per share includes commissions.
(2)

On March 21, 2023, our board of directors authorized a share repurchase program of up to $50 million of outstanding shares of Class A common stock. This new authorization was in addition to the $5.1 million remaining outstanding under our previous $25 million authorization, as of March 21, 2023. On November 8, 2023, our board of directors authorized a share repurchase program of up to $25 million of outstanding shares of Class A common stock. This new authorization was in addition to the $7.5 million remaining outstanding under our previous authorization, as of November 8, 2023. As of December 31, 2025, approximately $21.2 remains outstanding under our prior authorizations, in the aggregate. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices, or such other means as will comply with applicable state and federal securities laws and regulations, including the provisions of the Securities Exchange Act of 1934, including Rule 10b5-1 and, to the extent practicable or advisable, Rule 10b-18 thereunder, and consistent with the Company’s contractual limitations and other requirements.

STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Set forth below is a line graph comparing the cumulative total stockholder return for the Company’s Class A common stock, based on the market price of the Class A common stock and assuming reinvestment of dividends, with the cumulative total stockholder return of companies with the New York Stock Exchange Market Value Index (the Company’s broad equity market index) and the Philadelphia Stock Exchange Oil Service Sector Index for the period commencing on December 31, 2020 and ending on December 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.              RESERVED

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in Part II, Item 8. “Financial Statements and Supplementary Data”. This discussion and analysis contains forward-looking statements based on our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2025 and 2024. Refer to our 2024 Annual Report filed February 19, 2025 for discussion and analysis of the changes in results of operations between the years ended December 31, 2024 and 2023. We assume no obligation to update any of these forward-looking statements.

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

Across many of the regions in which we operate, there is growing concern surrounding the volumes of water required for new well completions, as well as the volumes of produced water injected into subterranean formations where induced seismicity may occur. In response, we are working collaboratively with our customers and local communities to advance more sustainable, cost-effective water management solutions that reduce both freshwater consumption and disposal volumes. Through our integrated infrastructure networks, we provide permanent and mobile solutions that enable the gathering, treatment, and reuse of produced water, which in turn reduces demand for freshwater resources and limits reliance on saltwater disposal wells. In select regions, we have also secured access to non-potable alternative water sources, including brackish groundwater and municipal or industrial effluent, to further support water reuse and reduce competition for freshwater. Leveraging our in-house chemical expertise and proprietary FluidMatch™ design platform, we provide tailored water profiling, treatment assessment, and fluid system optimization to enable the economic use of these alternative sources without compromising well performance. Additionally, we help our customers lower emissions and minimize environmental impact through the deployment of combustion solutions for field-based methane control and the use of temporary layflat hose systems and permanent pipeline infrastructure. These water delivery systems are supported by our real-time automation and remote monitoring technologies, including leak detection, pressure monitoring, and volume tracking, which enhance the safety, reliability, and efficiency of our operations. By reducing the reliance on trucked water logistics, these solutions materially reduce greenhouse gas emissions, improve public safety, and help limit traffic congestion and road damage in the local communities where we operate.

Recent Developments

Recent Acquisitions

During 2025, we executed a series of strategic asset acquisitions totaling $25.4 million to expand our water infrastructure footprint across both the Permian Basin and the Northeast Region. In the Permian, we acquired surface acreage, multiple SWDs, water storage assets, and a pipeline system connecting a key customer’s operations to a Select recycling facility. These assets are located across Lea County and Eddy County in New Mexico, as well as Howard County, Upton County, and Winkler County in Texas, further strengthening our integrated network of treatment, disposal, gathering, and recycling infrastructure in core production areas of the Permian Basin. In addition, certain acquired SWD sites allow for the potential development of additional wells or recycling facilities in the future. In the Northeast, we acquired three SWDs in Ohio, expanding our market leading disposal presence in the region. Collectively, these transactions enhance Select’s ability to deliver full-cycle water management solutions across its footprint, supporting both near-term operations and long-term growth. Additionally, we also acquired certain wastewater treatment facilities for the accommodation and rentals business line in the Permian and Eagle Ford regions for $1.7 million.

Omni Transaction

On July 1, 2025, we acquired a high-margin Bakken platform anchored by long-lived infrastructure from Omni: a special-waste landfill with approximately 3.2 million cubic yards of remaining capacity, a processing and recovery facility for reclaiming diesel and other hydrocarbons from oilfield waste, a permitted Class II SWD with capacity of approximately 12,000 barrels per day, and a commercial tank farm with approximately 24,000 barrels of oil storage. As part of the same transaction, we divested certain lower-margin operations including trucking operations in the Bakken, Northeast and MidCon regions, rental operations in the Bakken and one MidCon SWD. Approximately 280 fluids-hauling employees moved with those businesses, which together represented approximately 8 percent of Water Services segment revenue in the first half of 2025. This transaction expanded our market leading solids management business in the Bakken, while reducing exposure to noncore trucking and hauling.

Streamline Fluids Hauling

As part of our continued focus on capital discipline and portfolio optimization, we also took steps to streamline our fluids hauling operations to prioritize higher-margin, infrastructure-integrated markets. Specifically, we wound down our fluids hauling operations in the Haynesville region and divested the remaining lower-margin operations in the MidCon region. We continue to operate our more integrated and higher-margin fluids hauling businesses in the Permian, Rockies, and Eagle Ford regions, where these services are closely aligned with our operational infrastructure.

See “Note 3—Acquisitions” for further discussion.

AV Farms Investment

In February 2025, we made a $72.1 million equity method investment in a newly formed partnership focused on consolidating and commercializing a large-scale portfolio of senior water rights, irrigated farmland, and reservoir storage assets in Colorado. The investment, centered in the Arkansas River Valley region, is intended to support long-term water infrastructure development and reliable delivery to agricultural, municipal, and industrial stakeholders. As of December 31, 2025, we had contributed $72.1 million to AV Farms and held an approximate 39% ownership interest in the partnership and a 25% interest in the general partner. We expect to contribute up to an additional $74 million over a multi-year period to support future water rights acquisitions and infrastructure buildout. The governing agreements also include call and put option structures beginning in 2028 that could result in our acquisition of the remaining ownership interests, subject to defined valuation mechanics and partial equity settlement provisions. This investment reflects our strategic focus on long-term water resource development and positions us to participate in sustainable water solutions across high-priority basins in the Western United States (Refer to “Note 2—Significant Accounting Policies” for further discussion on AV Farms).

Peak Rentals Update

In August 2025, we announced that we had started an evaluation of strategic alternatives for Peak Rentals, our equipment rental and distributed power business within the Water Services segment. Peak currently includes our accommodations and rentals platform, as well as our well testing and flowback operations. This evaluation includes a range of potential paths forward, including capital structure initiatives and other portfolio optimization opportunities. As of December 31, 2025, no transaction is pending or imminent, and we continue to own 100% of the business. We are continuing to evaluate strategic alternatives for Peak Rentals in the ordinary course; however, there can be no assurance that any particular outcome will ultimately be pursued or completed.

New Sustainability-Linked Credit Facility

On January 24, 2025, we entered into a $550.0 million sustainability-linked senior secured credit facility and extinguished our prior debt. The new facility consists of a $300.0 million revolving credit facility and a $250.0 million term loan, both with a five-year maturity, and provides the flexibility to upsize by an additional $200.0 million. Proceeds from the term loan were used to repay all outstanding borrowings under our prior facility, which was concurrently terminated. This new structure enhances our liquidity position and extends our maturity profile through 2030. It also better aligns our capital structure with our long-term infrastructure growth strategy by supporting investment in contracted, production-linked assets and enhancing our flexibility to pursue disciplined, return-focused capital deployment (Refer to “Note 10—Debt” for further discussion of the Sustainability-Linked Credit Facility).

Infrastructure Investments and Contracted Growth Initiatives

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

During 2025 and 2024, Select has made strategic Water Infrastructure investments across five of the seven regions in which we operate. A summary of the resulting system capacity and current state of operations and resulting competitive advantages is outlined below.

Permian

The Permian remains our largest and most strategically important Water Infrastructure region, anchored by a fully integrated network of 43 active SWDs, 17 active recycling facilities, as well as pipeline connectivity both within our system and with key customer infrastructure. We signed multiple new long-term customer agreements throughout 2025, including dedicated acreage, ROFR acreage and MVCs. A number of these commercial arrangements are expected to commence in 2026 and are anticipated to drive incremental system utilization, expand our high-margin recurring revenue base, and deepen customer relationships across the basin.

The platform was expanded through the 2024 acquisition of Trinity, which added SWDs, pipelines and customer connectivity. During 2025, we completed seven additional bolt-on acquisitions, further enhancing our regional scale and footprint across disposal and pipeline infrastructure. These transactions were highly complementary and have strengthened our ability to provide integrated solutions with improved connectivity to both new and existing customer operations. As of December 31, 2025, our total recycling capacity was approximately 2.4 million barrels per day, with total storage capacity of approximately 35 million barrels. Additionally, we are continuing to drill new SWDs and build new recycling facilities.

Haynesville

Including the Iron Mountain, and Tri-State acquisitions completed in 2024, we have established the largest disposal footprint in the Haynesville region. We now operate an integrated network of disposal assets, the majority of which are tied into basin-wide gathering infrastructure. As of 2025, our Haynesville system includes over 23 active SWDs supported by a regional pipeline network anchored by a 60-mile buried produced water gathering system.  We also have a solids facility that processes drilling muds and water, removes solids for landfill disposal, and injects the remaining fluids into our SWDs. This scaled platform enhances flow assurance, improves route density, and strengthens commercial alignment with key customers across the region.  Additionally, we are continuing to drill new SWDs in strategic locations to accommodate customer activity.

Looking ahead, we expect increased basin activity, supported by improved natural gas pricing and demand, to drive increased produced water volumes and higher system demand. Our existing gathering footprint, available disposal capacity, and flexible operating model position us to capture additional volumes while leveraging the operational efficiencies of the system.

Bakken

We continued to scale our Water Infrastructure platform in the Bakken throughout 2024 and 2025 through a combination of targeted acquisitions and organic growth initiatives. On March 1, 2024, we closed the acquisition of Buckhorn, expanding our permitted landfill footprint across North Dakota and Montana and integrating those assets into our existing solids waste network. This was followed by the acquisition of Omni on July 1, 2025, which added a high-capacity landfill, a hydrocarbon recovery and processing facility, one saltwater disposal well, and a commercial oil storage site. Following these transactions, we now operate four permitted landfills and 22 active SWDs in the region, and an expansive freshwater pipeline distribution network. This positions us as the market leader of full-cycle water and waste infrastructure solutions in the Bakken, with integrated capabilities across pipeline transportation, disposal, recovery, and solids handling. The expanded footprint enhances commercial alignment with key operators in the basin, and we are actively evaluating opportunities to broaden the range of accepted waste streams at our landfills to drive incremental revenue, increase throughput, and improve overall asset utilization.

Northeast

Following the Nuverra acquisition, a business combination and two asset acquisitions in 2024 that added three SWDs, and a subsequent asset acquisition in 2025 that added three additional SWDs, Select has established a scaled disposal platform in the Northeast. Our current operations include 21 active SWDs, representing the largest disposal network in the region. Additionally, we operate a permitted landfill that offers waste handling solutions tailored to the oil and gas industry.  The expanded footprint enhances our ability to provide reliable disposal and produced water solutions to Northeast operators. Produced water volumes in the region are primarily delivered via truck, with limited pipeline connectivity, which continues to shape the commercial and operating model for the area.

Rockies

Effective January 1, 2024, we acquired two saltwater disposal wells along with acreage that offers future expansion potential. Our Rockies platform now includes three active SWDs, a recycling facility and a mobile recycling system, with an additional SWD expected to come online in the first quarter of 2026. We leverage a combination of customer integration points and available third-party infrastructure to enhance gathering, disposal and recycling connectivity. These efforts are improving alignment with key customers and supporting more efficient system utilization across the region.

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

The armed conflict between Ukraine and Russia has continued into 2026, as well as ongoing conflicts in the Middle East, including heightened tensions with Iran. As a result of the Russian invasion of Ukraine, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have imposed severe sanctions on Russian financial institutions, businesses and individuals. In the Middle East, various conflicts have resulted in increased hostilities and instability in oil and gas producing regions in the Middle East as well as in key adjacent shipping lanes and supply chains, including elevated tensions with Iran, a major oil producer. In addition, in July of 2025, the U.S. government threatened additional sanctions on Russia and additional tariffs on countries that import energy from Russia.

The Russia-Ukraine conflict, and the resulting sanctions and concerns regarding global energy security, have contributed to, and conflicts in the Middle East may contribute to, increases and volatility in the prices for oil and natural gas. Further, beginning in late 2025, the U.S. seized several oil tankers suspected of transporting oil from Venezuela, and, in early 2026, the U.S. launched a limited military intervention in Venezuela which culminated in the capture of Venezuela’s incumbent president. As the situation stabilizes and U.S.-Venezuela relations improve, it is expected that approximately 50 million barrels of sanctioned oil may become available for export as U.S. sanctions are lifted. The resumption of such exports may cause a depression in global oil prices as the market adjusts to such an increase in supply. Such volatility, coupled with an increased cost of capital, due, in part to elevated rates of inflation and interest rates, may lead to a more difficult investing and planning environment for us and our customers. The ultimate geopolitical and macroeconomic consequences of these conflicts and associated sanctions and/or international responses cannot be predicted, and such events, or any further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. An end to these conflicts and an easing or elimination of the related sanctions and/or international response could result in a significant fall in commodity prices as hydrocarbons become more readily accessible in global markets, which could have an adverse effect on our customers, and therefore adversely affect our customers’ demand for our services. An intensification of that conflict could also have an adverse effect on our customers and their demand for our services.

Since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts), which currently cut output by approximately 3.2 million barrels/day in the aggregate. Most recently, in November 2025, OPEC+ announced it would maintain current oil production cuts of approximately 3.2 million barrels per day and reaffirmed its decision to not increase production. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, may result in volatility in the industry in which we and our customers operate. The average price of WTI crude oil decreased in 2025 versus 2024 due to a combination of factors, including heightened trade tensions, weakening global demand, rising domestic and global production, the threat of a global recession and increased production from OPEC+ countries and the gradual unwinding of OPEC+ production cuts. During the year ended December 31, 2025, the average spot price of WTI crude oil was $65.39 versus an average price of $76.63 for the year ended December 31, 2024. The average Henry Hub natural gas spot price during the year ended December 31, 2025 was $3.52 versus an average of $2.19 for the year ended December 31, 2024. Henry Hub natural gas price levels in 2025 have increased relative to 2024 due to a variety of factors, including increased demand driven by power consumption, sanctions on Russian hydrocarbons, severe weather events, infrastructure disruptions, lower than expected inventories, and the ongoing liquified natural gas (“LNG”) export growth in the U.S., and have positively impacted activity levels in natural gas basins.

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

Additionally, heightened inflation in recent years has resulted in higher interest rates and increased cost of capital for Select and for our customers. As costs of capital have increased, many of our customers have demonstrated their resolve to manage their capital spending within budgets and cash flow from operations and increase redemptions of debt and/or returns of capital to investors. Furthermore, consolidation among our customers, such as the consolidation of E&P companies in the Permian Basin, can disrupt our market in the near term and the resulting demand for our services. When one customer acquires another, drilling and completions activity levels may decrease overall, but acquisitions can lead to larger blocks of consolidated development and production acreage, which can increase the demand for our longer-term integrated full water lifecycle solutions. This consolidation may streamline operations, as Select can offer integrated solutions to clients with larger water volumes to manage in certain areas. The Company’s position in the market may strengthen, as it becomes an essential partner for long-term production integrity in larger, more comprehensive water projects. However, it also means Select must meet the changing needs and structures of these consolidated entities to maintain and grow these relationships. While customers involved in acquisitions may initially slow activity to focus on integration and portfolio management, we believe we are well-positioned to meet the increased responsibilities of overall water management, including water reuse, recycling, transmitting and balancing across customers and regions, and ultimately disposal, for these larger customers and blocks of contiguous acreage.

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

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, our produced water gathering pipelines, SWDs, and our solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our Peak Rentals businesses.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

●	Water Infrastructure. The Water Infrastructure segment comprises our extensive infrastructure network, including produced water gathering pipelines, water distribution lines, water recycling facilities, saltwater disposal wells, and solids management operations. We primarily generate revenue through fixed fees per barrel handled, which may include gathering, transportation, recycling, or disposal, pursuant to long-term commercial agreements that may incorporate acreage dedications, MVCs, and periodic escalators. Additional revenue is earned from the sale of skim oil, based on the volume of skim oil sold at prevailing market rates, as well as from recycled water sales and capacity optimization on an interruptible basis. Revenue is recognized as volumes are received and processed across our network.

Contract structures becoming more prevalent in our Water Infrastructure segment include dedicated acreage, ROFRs, interruptible agreements, MVCs, wellbore dedications, AMIs and WPAs. These contracts underpin the economics of our newly built facilities to an anchor tenant, with the opportunity for further commercialization of the asset. Most of our contracts are an acreage dedication structure, and we often utilize a ROFR structure in tandem with these dedications to secure upside with our customers should they expand their activities outside the dedicated acreage position.

Dedicated Acreage

We believe in the geology we’re investing in and, as such, view acreage dedications as the optimal structure for both us and our customers, as they align long-term development incentives on both sides. Under these agreements, the operator is generally obligated to deliver produced water to us for recycling or disposal, and to take treated water from us for completions within the dedicated position. Importantly, for most of our contracts, we hold the right, but not the obligation, to accept water under these dedications, meaning we are not penalized in the event we’re unable to take water we cannot consume. That said, we do have a limited number of firm takeaway commitments, under which we incur monetary penalties for failure to perform. Due to the high quality of our dedicated acreage positions, we typically see strong and consistent activity levels and maintain a backlog of high-confidence well inventory. Dedicated acreage remains our most common contract structure, with tier-one inventory conversion, and development is a matter of when, not if.

ROFR

ROFR acres provide potential upside to our dedicated acreage revenue stream and are incorporated in many of our acreage dedication contract structures. These are typically acreage positions in proximity to the core dedicated area, but are often excluded initially due to their later place in the development timeline. Should the anchor customer expand or initiate operational activity within the ROFR area, we generally hold the first right to build out the necessary water infrastructure to support that activity. Subject to mutual agreement on the exercise of the ROFR, that acreage is then converted to Dedicated Acreage under the original contract framework. We typically see ROFR conversion through operator expansion on adjacent leaseholds, acreage trades, or acquisitions that fall within ROFR boundaries. While less certain than committed dedicated volumes, ROFRs represent meaningful incremental upside to our contracted revenue base.

Interruptible Agreements

Interruptible agreements allow new or existing customers into our system to take advantage of our expansive water networks for produced water disposal and/or recycling. Operators can tie-in, and we can provide treated water for completions or accept produced water into our system for disposal or treatment. Our anchor tenants will typically continue to have primary rights to both our disposal and recycling capacity for their continued operations. Interruptible contracts are our way of commercializing the product we have created, particularly in the Northern Delaware Basin.

MVCs

Contractual arrangements under which an operator commits to receive or deliver a defined minimum volume of water-related services, typically measured in barrels, with predetermined financial true-up mechanisms for any shortfall below the committed volumes. These MVCs encompass the sourcing, supply, transportation, recycling, and disposal of water used across the operator’s drilling, completion, and production activities.

Wellbore dedication

The dedication of specifically identified wells owned or operated by a customer whereby all water required to complete the wells or produced by the wells are dedicated to Select.

AMIs

Designated areas in which producers will dedicate subsequently acquired or leased acreage and oil and natural gas wells to Select.

WPA

Water purchase agreements where customers agree to purchase water.

●	Water Services. The Water Services segment comprises our short-cycle, field-based service offerings, including water transfer, water sourcing, fluids hauling, monitoring, containment, water-network automation and the services associated with Peak Rentals. We generally earn revenue via market-based day rates, time-and-materials, or per-barrel delivered under MSAs and short-term work orders. Peak Rentals’ services are typically billed per job/day plus consumables. Revenue is recognized as services are performed at customer sites.
●	Chemical Technologies. The Chemical Technologies segment provides technical products and services for hydraulic fracturing, stimulation, cementing and completions, serving pressure pumpers and E&P operators. Revenue is primarily price-per-unit of chemicals delivered or consumed, supplemented by application engineering, lab testing and field service fees, under short-term supply arrangements and MSAs. We also formulate and supply tailored water-treatment chemistries that support produced-water recycling and optimization of fracturing fluids. Revenue is recognized upon delivery or consumption of product and performance of services.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $484.2 million, $530.7 million and $554.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $306.0 million, $312.9 million and $318.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $255.2 million, $242.7 million and $299.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We incur variable transportation costs associated with our service lines, predominately fuel and freight. We incurred fuel and freight costs of $75.0 million, $83.4 million and $115.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Changes to fuel prices impact our transportation costs, which affect the results of our operations.

How We Evaluate Our Operations

We use a variety of operational and financial metrics to assess our performance. Among other measures, management considers each of the following:

●	Revenue;
●	Gross Profit;
●	Gross Margins;
●	Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”);
●	Adjusted EBITDA;
●	Cash Flows; and
●	Free Cash Flow.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income/(loss), plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), plus non-cash losses on the sale of assets or subsidiaries less remeasurement gains on fixed assets related to business combinations, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(earnings) on unconsolidated entities and plus TRAs expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted

EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Cash Flows and Free Cash Flow

We define FCF as net cash provided by (used in) operating activities less purchases of property and equipment, plus proceeds received from sale of property and equipment. Our board of directors and executive management team use FCF to assess our liquidity and ability to repay maturing debt, fund operations and make additional investments. We believe FCF provides useful information to investors because it is an important indicator of our liquidity including our ability to reduce net debt, make strategic investments, pay dividends and distributions and repurchase common stock. Our measure of FCF may not be directly comparable to similar measures reported by other companies. Furthermore, FCF is not a substitute for, or more meaningful than, net cash provided by (used in) operating activities nor any other measure prescribed by GAAP, and there are limitations to using non-GAAP measures such as FCF. Accordingly, FCF should not be considered a measure of the income generated by our business or discretionary cash available to it to invest in the growth of our business.

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

Between January 2024 and December 2025, we completed seven business combinations and approximately eighteen asset acquisitions. Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions” for a description of these transactions.

Results of Operations

The following table sets forth our results of operations, including revenue by segment, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended December 31,		Change
	2025	2024	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$313,239	$290,900	$22,339	7.7%
Water Services	786,525	901,657	(115,132)	(12.8)%
Chemical Technologies	307,580	259,518	48,062	18.5%
Total revenue	1,407,344	1,452,075	(44,731)	(3.1)%

Costs of revenue
Water Infrastructure	143,940	137,573	6,367	4.6%
Water Services	635,225	720,876	(85,651)	(11.9)%
Chemical Technologies	251,284	220,617	30,667	13.9%
Depreciation, amortization and accretion	174,497	153,543	20,954	13.6%
Total costs of revenue	1,204,946	1,232,609	(27,663)	(2.2)%
Gross profit	202,398	219,466	(17,068)	(7.8)%

Operating expenses
Selling, general and administrative	161,316	159,978	1,338	0.8%
Depreciation and amortization	5,321	3,404	1,917	56.3%
Impairments and abandonments	6,221	1,237	4,984	NM
Lease abandonment costs	734	358	376	105.0%
Total operating expenses	173,592	164,977	8,615	5.2%
Income from operations	28,806	54,489	(25,683)	(47.1)%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	10,338	3,255	7,083	NM
Interest expense, net	(23,181)	(6,965)	(16,216)	232.8%
Remeasurement gain on business combination	14,924	—	14,924	NM
Tax receivable agreements expense	(4,995)	(836)	(4,159)	NM
Other	(1,141)	(573)	(568)	NM
Income before income tax benefit (expense) and equity in losses of unconsolidated entities	24,751	49,370	(24,619)	(49.9)%
Income tax benefit (expense)	1,608	(13,568)	15,176	(111.9)%
Equity in losses of unconsolidated entities	(4,892)	(352)	(4,540)	NM
Net income	$21,467	$35,450	$(13,983)	(39.4)%

Revenue

Our revenue decreased $44.7 million, or 3.1%, to $1.407 billion for the year ended December 31, 2025, compared to $1.452 billion for the year ended December 31, 2024. The decrease was composed of a $115.1 million decrease in Water Services revenue partially offset by a $48.1 million increase in Chemical Technologies revenue and a $22.3 million increase in Water Infrastructure revenue. The net $44.7 million decrease was driven primarily by macroeconomic conditions, including fewer hydraulic fracturing crews, as well as divested Fluids Hauling operations from the Omni transaction, partially offset by increases as a result of recent capital investments as well as the ramp-up of long-term contractual agreements in our Water Infrastructure segment and enhanced sales performance in Chemical Technologies. For the year ended December 31, 2025, our Water Infrastructure, Water Services and Chemical Technologies revenues constituted 22.3%, 55.9% and 21.9% of our total revenue, respectively, compared to 20.0%, 62.1% and 17.9%, respectively, for the year ended December 31, 2024. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased by $22.3 million, or 7.7%, to $313.2 million for the year ended December 31, 2025, compared to $290.9 million for the year ended December 31, 2024. The increase was primarily driven by higher recycling revenue, supported by long-term contracts and the continued organic buildout of our recycling infrastructure, as well as higher disposal and solids revenues reflecting contributions from recently acquired assets. These gains were partially offset by a combination of macroeconomic factors, including a reduction in hydraulic fracturing crews impacting activity and key customer activity timing and reduced activity levels in the Bakken.

Water Services. Revenue decreased $115.1 million, or 12.8%, to $786.5 million for the year ended December 31, 2025, compared to $901.7 million for the year ended December 31, 2024. The decrease was primarily driven by lower Fluids Hauling revenue following the divestiture of operations in connection with the Omni transaction, as well as lower Water Sourcing revenue associated with the transition from certain freshwater to produced water operations.  Broader macroeconomic softness also contributed to lower Water Transfer and Well Testing revenue.  This was partially offset by higher Accommodation and Rentals revenue driven by increased power generation activity and underlying organic growth.

Chemical Technologies. Revenue increased $48.1 million, or 18.5%, to $307.6 million for the year ended December 31, 2025 compared to $259.5 million for the year ended December 31, 2024. The increase in revenues was primarily driven by continued success in new product development, which has supported market share gains across key customer segments, as well as improved sales team execution.

Costs of Revenue

Costs of revenue decreased $27.7 million, or 2.2%, to $1.205 billion for the year ended December 31, 2025, compared to $1.233 billion for the year ended December 31, 2024. The decrease was primarily composed of an $85.7 million decrease in Water Services costs partially offset by a $30.7 million increase in Chemical Technologies costs, a $6.4 million increase in Water Infrastructure costs and an increase of $21.0 million in depreciation, amortization and accretion. The costs of revenue changes by reportable segment are as follows:

Water Infrastructure. Costs of revenue increased $6.4 million, or 4.6%, to $143.9 million for the year ended December 31, 2025, compared to $137.6 million for the year ended December 31, 2024. Cost of revenue as a percent of revenue decreased to 46.0% from 47.3% primarily driven by higher margins in gathering, disposal, and solids operations, reflecting both the accretive impact of recently acquired assets and effective integration execution. Pipeline margins were also higher in the period. These increases were partially offset by modest declines in higher margin recycling operations, primarily reflecting changes in service mix, though recycling margins remained above 50% for the year despite the year-over-year decline.

Water Services. Costs of revenue decreased $85.7 million, or 11.9%, to $635.2 million for the year ended December 31, 2025, compared to $720.9 million for the year ended December 31, 2024. Cost of revenue as a percent of revenue increased to 80.8% from 80.0% primarily impacted by lower revenue levels in the Water Transfer, Well Testing business lines, as not all costs could be proportionally reduced. This increase was also impacted by a decline water sourcing revenue and margins, reflecting a transition of certain fresh water to produced water operations. Further, Accommodations and Rental’s margins declined due to customer and activity mix. This was partially offset by improved gross margins in our Fluids Hauling business line, favorably impacted by the divestment of lower margin operations in connection with the Omni transaction.

Chemical Technologies. Costs of revenue increased $30.7 million, or 13.9%, to $251.3 million for the year ended December 31, 2025, compared to $220.6 million for the year ended December 31, 2024. Cost of revenue as a percent of revenue decreased to 81.7% from 85.0% primarily attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation amortization and accretion. Depreciation, amortization and accretion expense increased $21.0 million, or 13.6%, to $174.5 million for the year ended December 31, 2025, compared to $153.5 million for the year ended December 31, 2024 primarily due to a higher fixed asset base resulting from investments made into new organic infrastructure projects as well as recent acquisitions. Also contributing to the increase was higher accretion expense resulting from a change in estimated plug and abandonment costs on previously acquired inactive SWDs.

Gross Profit

Gross profit was $202.4 million for the year ended December 31, 2025 compared to $219.5 million for the year ended December 31, 2024. The decrease was primarily driven by a $29.5 million decrease in gross profit from our Water Services segment and a $21.0 million increase in depreciation, amortization and accretion expense partially offset by a $17.4 million increase in our Chemical Technologies segment and a $16.0 million increase in gross profit from our Water Infrastructure segment. Gross margin as a percentage of revenue was 14.4% and 15.1% during the years ended December 31, 2025 and December 31, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million, or 0.8%, to $161.3 million for the year ended December 31, 2025, compared to $160.0 million for the year ended December 31, 2024. The increase was primarily driven by $5.4 million in higher information technology costs, a $5.4 million increase in wages and associated taxes and benefits and contract labor, $0.9 million higher bad debt expense and $0.8 million in higher severance expense partially offset by a $6.6 million decline in incentive and equity-based compensation, $2.9 million in lower transaction and rebranding costs, and a $1.7 million reduction in legal and professional fees and other expenses.

Gain on Sales of Property and Equipment and Divestitures, Net

During the year ended December 31, 2025, we recognized $10.3 million in gains on sales of property and equipment and divestitures, primarily consisting of $6.4 million in underutilized or obsolete property and equipment in our Water Services segment, $2.9 million in our Water Infrastructure segment comprised of a $4.7 million gain from the sale of excess land in the Haynesville/East Texas region partially offset by $1.8 million of losses on sales of obsolete and underutilized property and equipment, and $1.0 million of obsolete property and equipment in our Chemical Technologies segment. During the year ended December 31, 2024, amounts recognized were due primarily to sales of underutilized or obsolete property and equipment.

Impairments and Abandonments

For the year ended December 31, 2025, we recognized $6.2 million in impairments and abandonments, consisting of $4.4 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets and $0.6 million in the Water Services segment related to the relocation of operations from a leased facility. For the year ended December 31, 2024, we recorded $1.2 million of abandonment that was primarily attributable to abandoned property and equipment.

Net Interest Expense

Net interest expense increased by $16.2 million, or 232.8%, to $23.2 million for the year ended December 31, 2025, compared to $7.0 million for the year ended December 31, 2024 due to interest expense on the new Term Loan Facility as well as higher amortization of deferred debt issuance costs in connection with our new Sustainability-Linked Credit Facility and extinguishment costs related to our Prior Sustainability-Linked Credit Facility.

Remeasurement Gain on Business Combination

For the year ended December 31, 2025, a remeasurement gain of $14.9 million was recognized in connection with Water Services property and equipment that was part of the purchase consideration transferred to Omni.

Tax Receivable Agreements Expense

As of December 31, 2025 and 2024, we determined that we were in a position to reasonably estimate the amount of the liability associated with the TRAs and determined that future payments under the terms of the TRAs were probable, and therefore recorded expense of $5.0 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Income Tax Benefit (Expense)

For the years ended December 31, 2025 and December 31, 2024, we recorded $1.6 million in income tax benefit and $13.6 million in income tax expense, respectively. The current year $1.6 million benefit was primarily driven by a favorable adjustment to the valuation allowance, as well as research and development and energy investment tax credits.

Net Income

Net Income decreased by $14.0 million, to a net income of $21.5 million for the year ended December 31, 2025 compared to $35.5 million for the year ended December 31, 2024, driven primarily by lower gross profit, an increase in interest expense, equity investment losses and tax receivable agreements expense during 2025 partially offset by 2025 income tax benefit compared to 2024 income tax expense, the remeasurement gain on business combination and increased gains on sales of property and equipment and divestitures, net.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure, for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$21,467	$35,450
Interest expense, net	23,181	6,965
Income tax (benefit) expense	(1,608)	13,568
Depreciation, amortization and accretion	179,818	156,947
EBITDA	222,858	212,930
Tax receivable agreements expense	4,995	836
Non-cash compensation expenses	19,875	26,358
Non-recurring severance expenses(1)	1,467	648
Non-cash loss on sale of assets or subsidiaries	1,399	3,609
Transaction and rebranding costs	10,269	10,038
Lease abandonment costs	734	358
Impairments and abandonments	6,221	1,237
Remeasurement gain on business combination	(14,924)	—
Equity in losses of unconsolidated entities	4,892	352
Other	2,497	2,029
Adjusted EBITDA	$260,283	$258,395

(1)	For the year ended December 31, 2025, these costs relate to severance expense in connection with the termination of certain former management employees related to a reorganization. For the year ended December 31, 2024, these costs related to severance costs associated with our former chief financial officer (“CFO”).

EBITDA was $222.9 million for the year ended December 31, 2025 compared to $212.9 million for the year ended December 31, 2024. The $10.0 million increase in EBITDA was driven primarily by a $14.9 million remeasurement gain on business combination with Omni, a $7.1 million increase in gains on asset sales and $3.9 million in higher gross profit partially offset by a $5.0 million increase in impairments and abandonments, $4.5 million less in equity earnings in unconsolidated investments, $4.2 million increase in tax receivable agreements expense and a $1.3 million increase in selling, general and administrative expenses. Adjusted EBITDA was $260.3 million for the year ended December 31, 2025 compared to $258.4 million for the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and equity investments, pay dividends and distributions, make payments under the TRAs, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities, in the future, if needed.

We prioritize sustained positive FCF and a strong balance sheet, and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

We intend to finance most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations and borrowings under our Sustainability-Linked Credit Facility. For a discussion of the Sustainability-Linked Credit Facility, see “—Sustainability-Linked Credit Facility” below. Although we cannot provide any assurance, we believe that our current cash balance, operating cash flow and available borrowings under our Sustainability-Linked Credit Facility will be sufficient to fund our operations for at least the next twelve months. In addition, we may opportunistically seek to raise additional capital through securities offerings or other avenues, as appropriate, based on market circumstances and other factors.

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This program resulted in a financing outflow of $33.7 million and $29.7 million during the years ended December 31, 2025 and 2024, respectively. This quarterly dividend program is expected to continue into 2026 and beyond. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of December 31, 2025, cash and cash equivalents totaled $18.1 million and we had approximately $145.5 million of available borrowing capacity under the Revolving Credit Facility under our Sustainability-Linked Credit Facility. As of December 31, 2025, we had $320.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $235.1 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $19.6 million. As of February 16, 2026, we had $363.5 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $214.5 million, the borrowing base for the Term Loan under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $81.4 million.

As of December 31, 2025, we had no material off-balance sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” for operating lease obligations as of December 31, 2025 and “Note 10—Debt” for an update to our Sustainability-Linked Credit Facility as of December 31, 2025.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024. The summary of our cash flows for the years ended December 31, 2024 and 2023 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Changes Between the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024

	(in thousands)
Net cash provided by operating activities	$214,673	$234,886	$(20,213)	(8.6)%
Net cash used in investing activities	(404,962)	(318,623)	(86,339)	(27.1)%
Net cash provided by financing activities	188,389	46,641	141,748	303.9%
Subtotal	$(1,900)	$(37,096)
Effect of exchange rate changes on cash and cash equivalents	6	(9)	15	NM
Net decrease in cash and cash equivalents	$(1,894)	$(37,105)

Operating Activities. Net cash provided by operating activities was $214.7 million for the year ended December 31, 2025, compared to $234.9 million for the year ended December 31, 2024. The $20.2 million decrease is comprised of $14.9 million of net income combined with non-cash adjustments and a $5.3 million decrease in converting working capital to cash.

Investing Activities. Net cash used in investing activities was $405.0 million for the year ended December 31, 2025, compared to $318.6 million for the year ended December 31, 2024. The $86.3 million increase in net cash used in investing activities was due primarily to a $121.4 million increase in purchases of property and equipment, a $72.1 million investment in unconsolidated entities during the year ended December 31, 2025 and $0.6 million in lower proceeds received from sales of property and equipment partially offset by a $107.7 million decrease in spending for acquisitions net of cash received.

Financing Activities. Net cash provided by financing activities was $188.4 million for the year ended December 31, 2025, compared to $46.6 million for the year ended December 31, 2024. The $141.7 million increase in net cash provided by financing activities was due primarily to a $150.0 million increase in borrowings net of repayments and $2.9 million of cash received from noncontrolling interest holders during the year ended December 31, 2025 partially offset by $7.9 million of debt issuance costs during the year ended December 31, 2025 and a $3.9 million increase in dividends and distributions paid.

Free Cash Flow

The following table summarizes our FCF for the periods indicated:

	Year ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$214,673	$234,886
Purchase of property and equipment	(294,562)	(173,153)
Proceeds received from sale of property and equipment	15,251	15,809
Free cash flow	$(64,638)	$77,542

Sustainability-Linked Credit Facility

On January 24, 2025 (the “Closing Date”), SES Holdings, a subsidiary of the Company, Select Water Solutions, LLC, a subsidiary of SES Holdings (the “Select LLC”), Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), and the other lenders party thereto, entered into that certain sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the sustainability-linked senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. As of the Closing Date, (i) there were no borrowings outstanding under the Revolving Credit Facility and approximately $20.0 million of letters of credit issued and outstanding thereunder and (ii) the Term Loan Facility was fully funded. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

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

Retentions: We assume risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability, and health insurance. Our exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for auto liability and $0.4 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management reviews its estimates of reported and unreported claims and provides for losses through reserves. We use actuarial estimates to record our liability for future periods. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments. As of December 31, 2025, we estimate the range of exposure to be from $18.1 million to $22.4 million and have recorded liabilities of $20.1 million, which represents management’s best estimate of probable loss related to workers’ compensation and employer’s liability, and auto liability. Additionally, as of December 31, 2025, accrued health insurance and accrued general liabilities were $3.9 million and $4.0 million, respectively.

Tax Receivable Agreements: We intend to fund any obligation under the TRAs with cash from operations or borrowings under our Sustainability-Linked Credit Facility. With respect to obligations under each of our TRAs (except in cases where we elect to terminate the TRAs early, the TRAs are terminated early due to certain mergers or other changes of control or we have available cash but fail to make payments when due), generally we may elect to defer payments due under the TRAs if we do not have available cash to satisfy our payment obligations under the TRAs or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the TRAs generally will accrue interest.

We account for any amounts payable under the TRAs in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. For a discussion regarding an acceleration of the amounts payable under the TRAs if we elect to terminate the TRAs early or they are terminated early due to our failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control and the potential impact of such an acceleration and the potential impact of such acceleration, please read Part I, Item 1A. “Risk Factors – Risks Related to Our Organizational Structure. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRAs.

We have assessed the amount of any liability under the TRAs required under the provisions of ASC 450 in connection with preparing the consolidated financial statements. As of December 31, 2025 and 2024, we determined that we were in a position to reasonably estimate an amount of liability associated with the TRAs and determined that future payments under the terms of the TRAs were probable, and therefore recorded liabilities of $43.4 million and $38.5 million, respectively. The projection of future taxable income and utilization of tax value attributes associated with the TRAs involve estimates which require judgment. The amount of the Company’s actual taxable income, passage of future legislation, or consummation of significant transactions in the future may impact the liability related to the TRAs.

Realizability of Deferred Tax Assets: We establish valuation allowances when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the realization of deferred tax assets incorporates, amongst other factors, our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. As of December 31, 2025, valuation allowances against deferred tax assets were $100.2 million. See “Note 15—Income Taxes” for additional information.

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

Interest Rate Risk

As of December 31, 2025, we had $320.0 million in outstanding borrowings and $145.5 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of February 16, 2026, we had $363.5 million in outstanding borrowings and $81.4 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Sustainability-Linked Credit Facility as of December 31, 2025 would increase our annual interest expense by approximately $3.2 million. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on their evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Select Water Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Select Water Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 18, 2026

Item 9B.	Other Information

Disclosure of 10b5-1 plans

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Select Water Solutions, Inc. has adopted insider trading policies and procedures applicable to our directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the NYSE. Our insider trading policy, among other things, (i) prohibits our employees and related persons and entities from trading in securities of Select Water Solutions, Inc. and certain other companies while in possession of material, non-public information, (ii) prohibits our employees from disclosing material, non-public information of Select Water Solutions, Inc., or another publicly traded company, to others who may trade on the basis of that information, and (iii) requires that certain designated individuals and roles of the Company only transact in Select Water Solutions, Inc. securities during an open window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. All other information required in response to this Item 10 will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

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

10.2

Limited Partnership Agreement of AV Farms, LP, dated as of February 14, 2025 (incorporated by reference herein to Exhibit 10.2 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed May 7, 2025).

10.3

Limited Liability Company Agreement of AV Farms Management, LLC, dated February 14, 2025 (incorporated by reference herein to Exhibit 10.3 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed May 7, 2025).

†10.4

Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Select Energy Services, Inc.’s Registration Statement on Form S-1, dated March 2, 2017 (Registration No. 333-216404)).

†10.5

First Amendment to Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed August 11, 2017 (File No. 001-38066)).

†10.6

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

†10.19

Separation and General Release of Claims Agreement between Christina Ibrahim and Select Water Solutions, LLC, dated August 5, 2025 (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed November 5, 2025 (File No. 001-38066)).

†10.20	Form of Severance Agreement (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K filed October 10, 2025 (File No. 001-38066)).

†10.21

Severance Agreement between Select Water Solutions, LLC and Cody J. Ortowski, dated October 9, 2025 (incorporated by reference herein to Exhibit 10.2 to Select Water Solutions, Inc.’s Current Report on Form 8-K filed October 10, 2025 (File No. 001-38066)).

†10.22

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement – Return on

Assets – under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.5 to Select Energy Services, Inc.’s Quarterly Report on Form 10-Q, filed May 5,

2021 (File No. 001-38066)).

†10.23

Form of 2024 Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.26 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 19, 2025 (File No. 001-38066)).

†10.24

Form of 2024 Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.27 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 19, 2025 (File No. 001-38066)).

†10.25

Employment Agreement between John D. Schmitz and Select Energy Services, LLC, dated May 5, 2023 (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed May 8, 2023 (File No. 001-38066)).

10.26

Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc., SES Legacy Holdings, LLC, Crestview Partners II SES Investment, LLC, Sunray Capital, LP and B-29 Investments LP (incorporated by reference herein to Exhibit 10.2 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed August 3, 2023 (File No. 001-38066)).

10.27

Amendment No. 2 to Tax Receivable Agreement, dated June 23, 2023, by and among Select Energy Services, Inc. and Crestview Partners II SES Investment B, LLC (incorporated by reference herein to Exhibit 10.3 to Select Water Solutions, Inc.’s Quarterly Report on Form 10-Q, filed August 3, 2023 (File No. 001-38066)).

†10.28

Select Water Solutions, Inc. 2024 Equity Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Select Water Solutions, Inc.’s Registration on Form S-8, filed May 28, 2024) (File No. 333-279758).

†10.29

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Water Solutions, Inc. 2024 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.32 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 19, 2025 (File No. 001-38066)).

†10.30

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Select Water Solutions, Inc. 2024 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.33 to Select Water Solutions, Inc.’s Annual Report on Form 10-K, filed February 19, 2025 (File No. 001-38066)).

*†10.31	Form of Director Restricted Stock Grant Notice and Restricted Stock Agreement under the Select Water Solutions, Inc. 2024 Equity Incentive Plan.

*19.1	Select Water Solutions, Inc. Insider Trading Policy.

*21.1	List of subsidiaries of Select Water Solutions, Inc.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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
*101

The following materials from Select Water Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Select Water Solutions, Inc.

Dated: February 18, 2026	/s/ JOHN D. SCHMITZ
John D. Schmitz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 18, 2026.

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
Bruce E. Cope

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Select Water Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Select Water Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2026 expressed an unqualified opinion.

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

Dallas, Texas

February 18, 2026

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$18,084	$19,978
Accounts receivable trade, net of allowance for credit losses of $4,801 and $4,543, respectively	263,965	281,569
Accounts receivable, related parties	63	150
Inventories	34,278	38,447
Prepaid expenses and other current assets	37,996	45,354
Total current assets	354,386	385,498
Property and equipment	1,629,406	1,405,486
Accumulated depreciation	(717,223)	(679,832)
Total property and equipment, net	912,183	725,654
Right-of-use assets, net	28,708	36,851
Goodwill	48,485	18,215
Other intangible assets, net	106,204	123,715
Deferred tax assets, net	48,881	46,339
Investments in unconsolidated entities	78,234	11,347
Other long-term assets	18,531	18,663
Total assets	$1,595,612	$1,366,282
Liabilities and Equity
Current liabilities
Accounts payable	$49,682	$39,189
Accrued accounts payable	46,275	76,196
Accounts payable and accrued expenses, related parties	3,634	4,378
Accrued salaries and benefits	17,702	29,937
Accrued insurance	22,272	24,685
Sales tax payable	2,435	2,110
Current portion of tax receivable agreements liabilities	—	93
Accrued expenses and other current liabilities	37,549	40,137
Current operating lease liabilities	14,247	16,439
Current portion of long-term debt	31,250	—
Current portion of finance lease obligations	650	211
Total current liabilities	225,696	233,375
Long-term tax receivable agreements liabilities	43,421	38,409
Long-term operating lease liabilities	21,533	31,092
Long-term debt, net	285,043	85,000
Other long-term liabilities	92,852	62,872
Total liabilities	668,545	450,748
Commitments and contingencies (Note 11)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 104,884,902 and 103,069,732 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,049	1,031
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of December 31, 2025 and December 31, 2024	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	989,329	998,474
Accumulated deficit	(184,924)	(206,147)
Total stockholders’ equity	805,616	793,520
Noncontrolling interests	121,451	122,014
Total equity	927,067	915,534
Total liabilities and equity	$1,595,612	$1,366,282

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Water Infrastructure	$313,239	$290,900	$229,970
Water Services	786,525	901,657	1,032,896
Chemical Technologies	307,580	259,518	322,487
Total revenue	1,407,344	1,452,075	1,585,353
Costs of revenue
Water Infrastructure	143,940	137,573	138,191
Water Services	635,225	720,876	814,609
Chemical Technologies	251,284	220,617	262,078
Depreciation, amortization and accretion	174,497	153,543	138,813
Total costs of revenue	1,204,946	1,232,609	1,353,691
Gross profit	202,398	219,466	231,662
Operating expenses
Selling, general and administrative	161,316	159,978	155,548
Depreciation and amortization	5,321	3,404	2,276
Impairments and abandonments	6,221	1,237	12,607
Lease abandonment costs	734	358	42
Total operating expenses	173,592	164,977	170,473
Income from operations	28,806	54,489	61,189
Other income (expense)
Gain (loss) on sales of property and equipment and divestitures, net	10,338	3,255	(210)
Interest expense, net	(23,181)	(6,965)	(4,393)
Remeasurement gain on business combination	14,924	—	—
Tax receivable agreements expense	(4,995)	(836)	(38,187)
Other	(1,141)	(573)	2,424
Income before income tax benefit (expense) and equity in losses of unconsolidated entities	24,751	49,370	20,823
Income tax benefit (expense)	1,608	(13,568)	60,196
Equity in losses of unconsolidated entities	(4,892)	(352)	(1,800)
Net income	21,467	35,450	79,219
Less: net income attributable to noncontrolling interests	(244)	(4,806)	(4,816)
Net income attributable to Select Water Solutions, Inc.	$21,223	$30,644	$74,403

Net income per share attributable to common stockholders (Note 17):
Class A—Basic	$0.21	$0.31	$0.73
Class B—Basic	$—	$—	$—

Net income per share attributable to common stockholders (Note 17):
Class A—Diluted	$0.21	$0.30	$0.72
Class B—Diluted	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$21,467	$35,450	$79,219
Comprehensive income	21,467	35,450	79,219
Less: comprehensive income attributable to noncontrolling interests	(244)	(4,806)	(4,816)
Comprehensive income attributable to Select Water Solutions, Inc.	$21,223	$30,644	$74,403

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2022	109,389,528	$1,094	16,221,101	$162	$1,075,915	$(311,194)	$765,977	$117,751	$883,728
Equity-based compensation	—	—	—	—	15,040	—	15,040	2,329	17,369
Issuance of restricted shares	1,689,004	16	—	—	1,503	—	1,519	(1,520)	(1)
Issuance of shares for acquisitions	(48,688)	—	—	—	(401)	—	(401)	(9)	(410)
Repurchase of common stock	(8,617,986)	(86)	—	—	(61,621)	—	(61,707)	(63)	(61,770)
Restricted shares forfeited	(238,995)	(2)	—	—	(212)	—	(214)	214	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,581)	(1,581)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
Dividend and distribution declared:
Class A common stock ($0.05-$0.06 per share)	—	—	—	—	(21,274)	—	(21,274)	—	(21,274)
Unvested restricted stock ($0.05-$0.06 per share)	—	—	—	—	(855)	—	(855)	—	(855)
Class B common stock ($0.05-$0.06 per share)	—	—	—	—	—	—	—	(3,406)	(3,406)
Net income	—	—	—	—	—	74,403	74,403	4,816	79,219
Balance as of December 31, 2023	102,172,863	$1,022	16,221,101	$162	$1,008,095	$(236,791)	$772,488	$119,684	$892,172
Equity-based compensation	—	—	—	—	22,765	—	22,765	3,593	26,358
Issuance of restricted shares	1,528,167	15	—	—	1,558	—	1,573	(1,573)	—
Cash exercise of options	5,575	—	—	—	50	—	50	—	50
Cashless exercise of options	426,693	4	—	—	3,748	—	3,752	—	3,752
Repurchase of common stock	(1,242,678)	(12)	—	—	(11,530)	—	(11,542)	(262)	(11,804)
Restricted shares forfeited	(124,805)	(1)	—	—	(131)	—	(132)	132	—
Performance shares vested	303,917	3	—	—	308	—	311	(311)	—
Deferred taxes on partnership basis from equity movement	—	—	—	—	(751)	—	(751)	—	(751)
Dividend and distribution declared:
Class A common stock ($0.06-$0.07 per share)	—	—	—	—	(24,968)	—	(24,968)	—	(24,968)
Unvested restricted stock ($0.06-$0.07 per share)	—	—	—	—	(670)	—	(670)	—	(670)
Class B common stock ($0.06-$0.07 per share)	—	—	—	—	—	—	—	(4,055)	(4,055)
Net income	—	—	—	—	—	30,644	30,644	4,806	35,450
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	17,204	—	17,204	2,671	19,875
Issuance of shares for acquisitions	862,069	9	—	—	7,514	—	7,523	141	7,664
Issuance of restricted shares	1,132,772	11	—	—	1,166	—	1,177	(1,177)	—
Cashless exercise of options	146,458	1	—	—	1,285	—	1,286	—	1,286
Repurchase of common stock	(764,259)	(8)	—	—	(7,895)	—	(7,903)	(528)	(8,431)
Restricted shares forfeited	(156,165)	(1)	—	—	(159)	—	(160)	160	—
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Deferred taxes on partnership basis from equity movement	—	—	—	—	489	—	489	—	489
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(28,485)	—	(28,485)	—	(28,485)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(664)	—	(664)	—	(664)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(4,543)	(4,543)
Net income	—	—	—	—	—	21,223	21,223	244	21,467
Balance as of December 31, 2025	104,884,902	$1,049	16,221,101	$162	$989,329	$(184,924)	$805,616	$121,451	$927,067

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$21,467	$35,450	$79,219
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	179,818	156,947	141,089
Deferred tax (benefit) expense	(1,216)	12,500	(61,959)
Tax receivable agreements expense	4,995	836	38,187
(Gain) loss on disposal of property and equipment and divestitures	(10,338)	(3,255)	210
Equity in losses of unconsolidated entities	4,892	352	1,800
Credit loss expense	989	58	5,191
Amortization and write off of debt issuance costs	2,228	489	489
Inventory adjustments	75	(638)	2,349
Equity-based compensation	19,875	26,358	17,369
Impairments and abandonments	6,221	1,237	12,607
Remeasurement gain on business combination	(14,924)	—	—
Other operating items, net	2,447	1,093	(450)
Changes in operating assets and liabilities
Accounts receivable	16,113	46,883	102,300
Prepaid expenses and other assets	11,825	(14,590)	(6,729)
Accounts payable and accrued liabilities	(29,794)	(28,834)	(46,317)
Net cash provided by operating activities	214,673	234,886	285,355
Cash flows from investing activities
Purchase of property and equipment	(294,562)	(173,153)	(135,866)
Purchase of equity-method investment	(72,059)	—	(500)
Acquisitions, net of cash received	(53,592)	(161,279)	(17,693)
Proceeds received from sales of property and equipment	15,251	15,809	16,891
Net cash used in investing activities	(404,962)	(318,623)	(137,168)
Cash flows from financing activities
Borrowings from revolving line of credit	131,500	165,000	105,250
Payments on revolving line of credit	(146,500)	(80,000)	(121,250)
Borrowings from long-term debt	250,000	—	—
Payments of finance lease obligations	(601)	(231)	(98)
Payment of debt issuance costs	(7,867)	—	—
Dividends and distributions paid	(33,655)	(29,745)	(24,924)
Proceeds from share issuance	—	50	—
Payments under tax receivable agreements	(77)	(521)	—
Distributions to noncontrolling interests	—	—	(1,581)
Contributions from noncontrolling interests	2,875	—	5,950
Repurchase of common stock	(7,286)	(7,912)	(61,770)
Net cash provided by (used in) financing activities	188,389	46,641	(98,423)
Effect of exchange rate changes on cash	6	(9)	(3)
Net (decrease) increase in cash and cash equivalents	(1,894)	(37,105)	49,761
Cash and cash equivalents, beginning of period	19,978	57,083	7,322
Cash and cash equivalents, end of period	$18,084	$19,978	$57,083
Supplemental cash flow disclosure:
Cash paid for interest	$18,737	$7,138	$4,705
Cash paid for income taxes, net	$642	$1,819	$1,651
Supplemental disclosure of noncash operating activities:
Asset retirement obligation revisions	$—	$12,290	$—
Lease liabilities arising from obtaining right-of-use assets	$7,638	$12,581	$7,581
Supplemental disclosure of noncash investing activities:
Issuance (recoupment) of shares for acquisitions	$7,664	$—	$(410)
Assets and liabilities transferred in business combination	20,757	—	—
Property and equipment obtained by assuming liabilities	$9,518	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$29,969	$50,016	$34,480

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Water Solutions, Inc. (“we,” “Select Inc.,” “Select” or the “Company”), formerly Select Energy Services, Inc., was incorporated as a Delaware corporation on November 21, 2016. On May 8, 2023, Select Energy Services, Inc.’s Fifth Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware which, among other things, changed the name of the Company from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect its strategic focus as a water-focused company. We retained our stock ticker “WTTR” trading on the New York Stock Exchange. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings.

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

Class A and Class B common stock:  As of December 31, 2025, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

Exchange rights: Under the SES Holdings LLC Agreement, SES Legacy Holdings LLC (“Legacy Owner Holdco”) and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of its SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A common stock at an exchange ratio of one share of Class A common stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A common stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at its election, (i) the number of shares of Class A common stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A common stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation, amortization and accretion, allowance for credit losses, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-

related reasonably certain option exercise assessments, the incremental borrowing rate for leases and the fair value of asset retirement obligations (“AROs”). The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable: Accounts receivable are stated at the invoiced amount, or the earned but not yet invoiced amount, net of an allowance for credit losses.

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, credit losses have been incurred when a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. Market volatility is highly uncertain and, as such, the impact on expected losses is subject to judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The change in the allowance for credit losses is as follows:

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$4,543	$5,318	$4,918
Increase to allowance based on a percentage of revenue	2,845	2,929	3,174
Adjustment based on aged receivable analysis	(1,500)	(2,200)	1,515
Charge-offs	(1,118)	(1,552)	(4,350)
Recoveries	31	48	61
Balance at end of year	$4,801	$4,543	$5,318

Concentrations of credit and customer risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The amounts held in financial institutions periodically exceed the federally insured limit. Management believes that the financial institutions are financially sound and the risk of loss is minimal. The Company minimizes its exposure to counterparty credit risk by performing credit evaluations and ongoing monitoring of the financial stability of its customers. There was one customer that accounted for 10% of the Company’s consolidated revenue in 2025. There were no customers that accounted for 10% or more of the Company’s consolidated revenues for the years ended December 31, 2024 and 2023. There was one customer that accounted for 11% of the Company’s consolidated receivables as of December 31, 2025 and one customer that accounted for 14% of the Company’s consolidated receivables as of December 31, 2024.

Inventories: The Company values its inventories at lower of cost or net realizable value. Inventory costs are determined under the weighted-average method. Inventory costs primarily consist of chemicals and materials available for resale.

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

Depreciation expense related to the Company’s property and equipment, including property under finance leases, was $152.2 million, $137.6 million and $122.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Asset retirement obligations: The ARO liability reflects the present value of estimated costs of plugging wells, removing surface equipment, and returning land to its pre-existing condition associated with the Company’s saltwater disposal facilities and landfills. The fair value of a liability for an ARO is recognized in the period in which it is incurred. These obligations are those for which we have a legal obligation for settlement. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company also estimates the productive life of disposal wells and landfills, and uses estimated inputs for a credit-adjusted risk-free discount rate and an inflation rate in order to determine the current present value of this obligation. The Company reviews the adequacy of its ARO liabilities whenever indicators suggest the estimated cash flows underlying the liabilities have changed. During the year ended December 31, 2025, incremental accretion expense and long-term ARO liability of $5.7 million resulted from a change in estimated plug and abandonment costs on previously acquired non-revenue producing SWDs. The Company’s ARO liabilities are included in accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2025 and 2024.

The change in asset retirement obligations is as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Balance at the beginning of the year	$63,230	$37,262
Accretion expense	10,141	2,260
Acquired AROs	10,114	25,561
Additions	7,903	—
Revisions	—	13,517
Divested AROs	(1,062)	(591)
Settlements	(5,758)	(14,779)
Balance at the end of the year	$84,568	$63,230

Short-term ARO liability	5,428	9,399
Long-term ARO liability	79,140	53,831
Balance at the end of the year	$84,568	$63,230

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

Retentions: The Company assumes risk of loss through deductibles and self-insured retentions, up to certain levels for losses related to general liability, workers’ compensation and employer’s liability, vehicle liability and health insurance. The Company’s exposure (i.e., the self-insured retention or deductible) per occurrence is $1.0 million for general liability, $1.0 million for workers’ compensation and employer’s liability, $2.0 million for auto liability and $0.4 million for health insurance. We also have an excess loss policy over these coverages with a limit of $100.0 million in the aggregate. Management regularly reviews its estimates of reported and unreported claims and provide for losses through reserves. As of December 31, 2025, the Company estimated the range of exposure to be from $18.1 million to $22.4 million for worker’s compensation and auto liability claims and have recorded liabilities of $20.1 million, which represents management’s best estimate of probable loss related to these claims. Additionally, accrued health insurance and accrued general liabilities were $3.9 million and $4.0 million as of December 31, 2025, respectively. These liabilities are included in accrued insurance and other long-term liabilities depending on whether they are short or long-term in nature.

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

Effective October 1, 2022, the Company began matching contributions of 100% of employee contributions, up to 4% of eligible earnings. The Company’s costs related to the 401(k) Plan match were $5.9 million, $6.5 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Severance: During the year ended December 31, 2025, the Company incurred $1.5 million of severance expense in connection with the termination of certain former management employees related to a reorganization, included in selling, general and administrative within the consolidated statements of operations and $0.8 million is included in accrued salaries and benefits as of December 31, 2025.

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

Income taxes: Select Inc. is subject to U.S. federal, state and local and non-U.S. income taxes as a corporation. SES Holdings and its subsidiaries, with the exception of certain corporate subsidiaries, are treated as flow-through entities for U.S. federal income tax purposes and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Select Inc. recognizes a tax liability on its allocable share of SES Holdings’ taxable income. The Texas Margin Tax is classified as an income tax for accounting purposes. As it applies to the Company, an accrual for this tax is recognized within the income tax provision when appropriate.

The Company and its subsidiaries account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The determination of the provision for income taxes requires judgment, use of estimates and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. The Company identified no material uncertain tax positions as of December 31, 2025 and 2024. See “Note 15—Income Taxes” for further discussion.

Tax Receivable Agreements: In connection with the Select 144A Offering, the Company entered into two TRAs with Legacy Owner Holdco and certain other affiliates of the then holders of SES Holdings LLC Units (each such person and any permitted transferee thereof, a “TRA Holder,” and together, the “TRA Holders”). The 144A Offering represented a reorganization transaction between entities under common control and was recorded based on the historical carrying amounts of affected assets and liabilities in accordance with ASC 805-50, Business Combinations – Related Issues. Accordingly, the TRAs liabilities are accounted for in accordance with ASC 450, Contingencies, on a gross undiscounted basis, for amounts payable under the provisions of the TRAs that have been determined to be probable of occurring for amounts that are reasonably estimable. Changes in estimated TRAs liabilities are recognized as TRAs expense on the consolidated statements of operations. Additionally, following the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holder’s SES Holdings LLC Units pursuant to the exercise of the Exchange Right or the Company’s Call Right, the Company would record any adjustments under the TRAs at the gross undiscounted amount as an increase to the liability with an offset to additional paid-in capital for the amount of expected future payments that are determined to be probable of occurring for amounts that are reasonably estimable.

The first of the TRAs, which the Company entered into with Legacy Owner Holdco and Crestview Partners II GP, L.P. (“Crestview GP”), generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the Select 144A Offering or pursuant to the exercise of the Exchange Right or the Company’s Call Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under such TRA.

The second of the TRAs, which the Company entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such TRA.

The Company will retain the benefit of the remaining 15% of these cash savings. Based upon the Company’s historical, current and anticipated future earnings trends and other matters described in Note 15 – Income Taxes, as of December 31, 2025 and 2024, the Company determined that it was in a position to reasonably estimate the amount of the liability associated with the TRAs and determined that future payments under the terms of the TRAs were probable, and therefore recorded liabilities of $43.4 million and $38.5 million, respectively. See “Note 15 – Income Taxes and Note 14 – Related Party Transactions” for further discussion. The projection of future taxable income and utilization of tax attributes associated with the TRAs involve estimates, which require judgment. The amount of the Company’s actual taxable income, passage of future legislation, or consummation of significant transactions in the future may impact the liability related to the TRAs.

Realizability of Deferred Tax Assets: We establish valuation allowances when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the realization of deferred tax assets incorporates, amongst other factors, our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. As of December 31, 2025, valuation allowances against deferred tax assets were $100.2 million. See “Note 15—Income Taxes” for additional information.

Dividends: During 2025, the Company paid $28.5 million in dividends accounted for as a reduction to additional paid in capital, $4.6 million of distributions accounted for as a reduction to noncontrolling interests and $0.6 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vesting during 2025. As of December 31, 2025, the Company had $0.8 million in dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

Segment reporting: The Company has three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s reportable segments are Water Infrastructure, Water Services, and Chemical Technologies. See “Note 18—Segment Information” for additional information.

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with our water distribution pipeline infrastructure, our water recycling facilities, and our produced water gathering pipelines, SWDs, and our solids management facilities, primarily serving E&P companies.

The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our Peak Rentals businesses.

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

Equity Investments: For investments in subsidiaries that are not wholly owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of December 31, 2025, the Company had four equity method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

On February 14, 2025, the Company entered into a new partnership arrangement through AV Farms pursuant to a limited partnership agreement (the “LPA”) by and among SWR, a wholly-owned subsidiary of the Company, C&A and Geneses, as limited partners, and AV Farms Management, LLC as the general partner (“AV GP”), effective as of February 28, 2025. SWR contributed $72 million in capital contributions to AV Farms on February 28, 2025. Concurrently, each of SWR, C&A and Geneses owns approximately 39%, 38% and 23%, respectively, of AV Farms and 25%, 50% and 25%, respectively, of AV GP.

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

Our investments in unconsolidated entities are summarized below:

		Year		As of December 31,	As of December 31,
Investment	Ownership %	attained	Accounting method	2025	2024

				(in thousands)
Water Infrastructure
AV Farms, LP	39%	2025	Equity-method	$70,965	$—
Water Services
ESG Solutions Group, Inc.	20%	2020	Equity-method	4,104	4,017
ICE Thermal, Inc.(1)	35%	2021	Equity-method	412	4,388
AquaNyx Midstream LP	47%	2021	Equity-method	2,753	2,942
Total investment in unconsolidated entities				$78,234	$11,347
(1)	Ownership percentage decreased during the year ended December 31, 2025 due to contributions from other owners. Select ownership was 38% as of December 31, 2024.

Variable Interest Entities: The Company consolidates variable interest entities (“VIEs”) in which it is the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers both its proportionate equity investment and its demonstrated history of providing discretionary financial support. The Company concluded it is the primary beneficiary of one such VIE, having contributed approximately 50% of the equity and voluntarily extended incremental funding necessary to sustain operations.  See Note 16 – Noncontrolling Interest for more discussion on VIE consolidation.

Reclassifications: Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

Newly adopted accounting pronouncements: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The Company has adopted the standard for this annual reporting period on a prospective basis. The Company’s annual income tax disclosures have been expanded to provide additional transparency into the drivers of its effective tax rate and cash taxes paid, net of refunds received, to various jurisdictions. The disclosures reflect new quantitative thresholds and expanded presentation requirements introduced under ASU 2023-09. See Note 15 – Income Taxes for the expanded disclosures.

Accounting pronouncements not yet adopted: In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company for the year ending December 31, 2027, and for interim periods thereafter. The Company is currently evaluating the impacts of the adoption of ASU 2024-03.

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2025, 2024 and 2023 acquisitions (in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Acquisition related costs for Asset Acquisitions	Other Consideration	Value of Shares Issued	Total Consideration	Segments
Eight Smaller Asset Acquisitions	Multiple 2025 Dates	—	$25,432	$—	$—	$—	$25,432	Water Infrastructure
One Asset Acquisition	August 29, 2025	—	7,537	—	—	—	7,537	Corporate-Other
Omni	July 1, 2025	862,069	17,747	—	20,757	7,664	46,168	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	—	1,725	—	—	—	1,725	Water Services
Eight Smaller Asset Acquisitions	Multiple 2024 Dates	—	14,591	31	—	—	14,622	Water Infrastructure
Bobcat	April 18, 2024	—	8,070	—	—	—	8,070	Water Infrastructure
Trinity	April 1, 2024	—	30,832	—	—	—	30,832	Water Infrastructure
Buckhorn	March 1, 2024	—	18,781	—	—	—	18,781	Water Infrastructure
Iron Mountain Energy	January 8, 2024	—	14,000	—	—	—	14,000	Water Infrastructure
Tri-State Water Logistics	January 3, 2024	—	58,330	—	—	—	58,330	Water Infrastructure
Rockies produced water gathering and disposal infrastructure	January 1, 2024	—	18,100	—	—	—	18,100	Water Infrastructure
Four Smaller Asset Acquisitions	Multiple 2023 Dates	—	7,293	—	—	—	7,293	Water Infrastructure
Asset Acquisition	April 3, 2023	—	4,000	—	—	—	4,000	Water Services
Asset Acquisition	January 31, 2023	—	6,250	150	—	—	6,400	Water Infrastructure
Total		862,069	$232,688	$181	$20,757	$7,664	$261,290

2025 Business Combination with Omni

On July 1, 2025, the Company acquired certain assets and operations of Omni in the Bakken region. The acquired assets include:

●	A solids waste landfill with approximately 3.2 million cubic yards of remaining offtake capacity;
●	A processing, recovery, and disposal facility for reclaiming diesel and other hydrocarbons from oilfield waste streams;
●	One SWD with a permitted disposal capacity of approximately 12,000 barrels per day; and
●	A commercial oil storage tank farm with total capacity of approximately 24,000 barrels of storage.

The purchase consideration included (i) $17.7 million in cash consideration, including $7.5 million in base consideration and $10.2 million to compensate for retained net working capital, (ii) the issuance of 862,069 shares of the Company’s Class A common stock, (iii) rental and oil hauling operations in the Bakken, (iv) Northeast fluids hauling operations, (v) MidCon fluids hauling operations, and (vi) one MidCon SWD. As part of the transaction, 280 fluids hauling employees were transferred to Omni. The property and equipment divested had a net book value of $5.7 million with $5.5 million attributable to our Water Services segment and $0.2 million attributable to our Water Infrastructure segment. The divested Fluids Hauling operations represented approximately 8% of the Water Services segment’s revenue during the first half of 2025.

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction was accounted for as a business combination under the acquisition method in accordance with ASC 805. The Company engaged third-party valuation experts to assist in the purchase price allocation for the net assets received. These estimates, judgments, assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of December 31, 2025. The business combination accounting is preliminary due to continuing efforts to reach agreement on a pre-existing matter related to certain acquired assets. The Company also used a third-party analysis for the valuation of property and equipment divested, which resulted in a $14.9 million remeasurement gain in our Water Services segment. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill recognized represents the anticipated strategic benefits of expanding Select’s fluids and solids treatment and disposal capabilities in the Bakken region, as well as the expected operational synergies and economies of scale from integrating Select’s existing assets and operations with those acquired from Omni. The Company incurred $2.0 million of transaction-related costs related to this acquisition during the year ended December 31, 2025, and such costs are included in selling, general and administrative expenses within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$17,747
Class A common stock (862,069 shares)	7,664
Property and equipment ($5,686 carrying value with $14,924 step-up)	20,610
Other assets and liabilities transferred/assumed	147
Total consideration transferred	46,168
Less: identifiable assets acquired and liabilities assumed
Working capital	(7,020)
Property and equipment	26,466
Long-term ARO	(3,548)
Total identifiable net assets acquired	15,898
Goodwill	30,270
Fair value allocated to net assets acquired	$46,168

2025 Asset Acquisitions

During the year ended December 31, 2025, the Company acquired certain assets and associated liabilities in the Permian Basin from seven transactions for aggregate consideration of $24.4 million, as well as one asset acquisition in the Northeast region for total consideration of $1.0 million. These asset acquisitions added disposal capacity, pipeline capacity, surface rights, and over 400 acres of land and also improved connectivity with customers by enhancing infrastructure and connectivity across operational sites. The allocation of the purchase price for these assets was a combined $34.1 million in property and equipment and $8.7 million in asset retirement obligations and other liabilities. The Company also acquired certain wastewater treatment facilities for the accommodations and rentals business line in the Permian and Eagle Ford regions for $1.7 million during the year ended December 31, 2025. Further, the Company paid $7.5 million to purchase its corporate headquarters building in Gainesville, Texas, which was previously subject to a lease agreement.

2024 Business Acquisitions

A summary of the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed as of December 31, 2024 for the Company’s 2024 business acquisitions is located below (in thousands):

Purchase price allocation	Bobcat	Trinity	Buckhorn	Iron Mountain Energy	Tri-State Water Logistics	Rockies Infrastructure	Total 2024 Acquisitions

	(in thousands)
Consideration transferred
Cash consideration(1)	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113
Total consideration transferred	8,070	30,832	18,781	14,000	58,330	18,100	148,113

Less: identifiable assets acquired and liabilities assumed
Working capital	(285)	(408)	752	(3,974)	(1,428)	(500)	(5,843)
Property and equipment	8,291	41,706	19,665	21,876	44,613	8,266	144,417
Right-of-use assets	—	182	—	—	1,028	—	1,210
Customer relationships	535	—	4,100	—	10,240	8,230	23,105
Deferred tax liabilities	—	—	(2,393)	—	—	—	(2,393)
Long-term ARO	(471)	(10,149)	(6,898)	(3,902)	(2,569)	(471)	(24,460)
Long-term lease liabilities	—	(499)	—	—	(956)	—	(1,455)
Total identifiable net assets acquired	8,070	30,832	15,226	14,000	50,928	15,525	134,581
Goodwill	—	—	3,555	—	7,402	2,575	13,532
Fair value allocated to net assets acquired	$8,070	$30,832	$18,781	$14,000	$58,330	$18,100	$148,113

(1)	During the year ended December 31, 2025, the Company paid $0.9 million to the Buckhorn sellers in connection with the release of an indemnity holdback that was determined to be no longer necessary.

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

2024 Asset Acquisitions

During the year ended December 31, 2024, the Company acquired certain assets and associated liabilities, primarily in the Permian Basin and Northeast Ohio, from eight transactions for $14.6 million inclusive of acquisition-related costs. The allocation of the purchase price for these assets was a combined $8.6 million in property and equipment, $6.0 million in land, $1.5 million in intellectual property, $0.1 million in other long-term assets and $1.6 million in AROs and other liabilities.

2023 Asset Acquisitions

During the year ended December 31, 2023, the Company acquired certain assets, revenue-producing contracts and associated liabilities, primarily in the Permian Basin, from multiple entities for $17.7 million inclusive of $0.2 million of acquisition-related costs. The allocation of the purchase price for these assets was a combined $15.9 million in property and equipment, $1.0 million in water inventory, $1.9 million in customer relationships and $1.1 million in AROs and other liabilities. Many of the assets acquired are adjacent to the Company’s Big Spring Recycling System (“BSRS”) in the Permian Basin, with connectivity into BSRS providing future revenue and cost synergies.

NOTE 4—ABANDONMENTS AND OTHER COSTS

A summary of impairments to and abandonment of property and equipment for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)

Abandonment of property and equipment
Water Infrastructure	$4,372	$860	$432
Water Services	610	331	1,070
Other	1,239	46	—
Total abandonment of property and equipment	$6,221	$1,237	$1,502

During the year ended December 31, 2025, the Company recognized $6.2 million in impairments and abandonments, consisting of $4.4 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million in Other related to abandonment of back-office software development costs previously classified as other long-term assets, and $0.6 million in the Water Services segment related to the relocation of operations from a leased facility.

The $1.2 million and $1.5 million expense for abandonment of property and equipment during the years ended December 31, 2024 and December 31, 2023, respectively primarily resulted from the write-off of assets that are no longer utilized in operational activities.

A summary of severance and lease abandonment costs for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)

Severance
Selling, general and administrative	$1,467	$648	$—
Total severance expense	$1,467	$648	$—

Lease abandonment costs
Water Infrastructure	$160	$350	$7
Water Services	574	8	34
Chemical Technologies	—	—	1
Total lease abandonment costs	$734	$358	$42

See “Note 2—Significant Accounting Policies” for further detail on the 2025 and 2024 severance.

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

The following factors are applicable to the Company’s segments for the years 2025, 2024 and 2023, respectively:

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

Within the Water Infrastructure segment, we have contracts containing acreage dedications, areas of mutual interest AMIs, wellbore dedications and MVCs. Acreage dedications are longer term contracts pursuant to which a customer dedicates certain activities or volumes to Select within a defined set of the customer’s leased acreage, typically committing to us all water demanded by future wells they complete or produced from current and future wells that they operate, and we commit to provide, gather, recycle or dispose such water volumes. AMI arrangements similarly are defined by a geographic right to current and future customer volumes, though AMIs may encompass a broader geographic area beyond a customer’s existing leasehold acreage. Wellbore dedications are similar to acreage dedications; however, they limit the contractual obligations to a defined set of existing or future wells. Under our MVC agreements our customers guarantee to deliver certain minimum volumes of produced water to our pipeline networks at an agreed upon fee or pay a deficiency fee for the minimum volume that is not met for a specified period. In most cases, these contracts are covenant to the land and assets they encompass.

The following table presents supplementary information regarding accounts receivable arising from rental agreements, accounts receivable related to contracts with customers and contract liabilities associated with contracts with customers. The Company did not have any contract assets during the periods presented. Contract liabilities of $1.1 million, $1.7 million and $0.3 million at the beginning of 2025, 2024, and 2023 respectively, were recognized as revenue during each of those years.

	As of December 31,
	2025	2024	2023	2022

	(in thousands)

Trade Accounts Receivable - Lease Arrangements (ASC 842)(1)	$29,523	$17,265	$19,960	$40,129
Trade Accounts Receivable - Revenue (ASC 606)(1)	234,505	264,454	302,822	394,941
Contract liabilities - Revenue (ASC 606)	(2,815)	(1,109)	(1,732)	(316)

(1)	Trade accounts receivable is net of the allowance for credit losses and includes related party receivables.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of December 31, 2025, there were no material rental agreements in effect lasting more than one year. During 2025, 2024 and 2023, approximately $83.7 million, $78.7 million and $83.3 million of accommodations and rentals revenue was accounted for under ASC 842 lease guidance, respectively. The Company had $31.2 million and $13.5 million of in service and deployed machinery and equipment supporting rental income activities for the years ended December 31, 2025 and December 31, 2024, respectively.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial, and there were no material in-process customer agreements for this segment as of December 31, 2025 lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Geographic Region
Permian Basin	$724,141	$702,014	$759,303
Rockies	164,960	209,934	231,306
Marcellus/Utica	157,172	141,267	160,839
Eagle Ford	135,445	154,887	163,366
Mid-Continent	91,423	85,342	100,510
Bakken	86,694	91,162	96,338
Haynesville/E. Texas	60,268	79,036	84,028
Eliminations and other regions	(12,759)	(11,567)	(10,337)
Total	$1,407,344	$1,452,075	$1,585,353

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Bakken and Haynesville, which collectively comprised 86%, 80% and 78% of segment revenue for 2025, 2024 and 2023, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Marcellus/Utica and Rockies, which collectively comprised 75%, 72% and 70% of segment revenue for 2025, 2024 and 2023, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, MidCon and Haynesville, which collectively comprised 83%, 75% and 71% of segment revenue for 2025, 2024 and 2023, respectively.

NOTE 6—LEASES

As of December 31, 2025, the Company was the lessee for 371 operating leases with durations greater than a year, 18 subleases, 77 finance leases, and is the lessor for five owned properties. Most of the operating leases either have renewal options of between one and five years or convert to month-to-month agreements at the end of the specified lease term.

The Company’s operating leases are primarily for (i) housing personnel for operations, (ii) operational yards for storing and staging equipment, (iii) vehicles and equipment used in operations, (iv) facilities used for back-office functions and (v) equipment used for back-office functions. The majority of the Company’s long-term lease expenses are at fixed prices.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases, including month-to-month agreements, some of which continue in perpetuity until the lessor or the Company terminates the lease agreement. The majority of the Company’s lease expenses are in connection with short-term agreements, including expenses incurred hourly, daily, monthly and for other durations of time of one year or less. Due to the volatility of the price of a barrel of oil and the short-term nature of the vast majority of customer agreements, the Company must have flexibility to continuously scale operations at multiple locations. Consequently, the Company avoids committing to long-term agreements with numerous equipment rentals, vehicle fleet agreements and man-camp agreements, unless a business case supports a longer term agreement. Consequently, the Company’s future lease commitments as of December 31, 2025 do not reflect all of the Company’s short-term lease commitments.

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

The Company’s variable lease costs are comprised of variable royalties, variable common area maintenance, and variable reimbursement of lessor insurance and property taxes. Variable lease costs were $1.8 million, $2.1 million and $1.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. Property tax expense of $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in variable lease costs, but excluded from the lease expense referenced in the table below.

The lease disclosures in this “Note 6—Leases” exclude revenue governed by the lease standard associated with the Company’s accommodations and rentals business, as all customer agreements are short-term. See “Note 5—Revenue” for a comprehensive discussion on revenue recognition.

During the years ended December 31, 2025 and 2024, the Company made the decision to abandon operations at multiple Water Services locations. As a result, the Company recorded right-of-use asset impairment charges of $0.7 million and $0.6 million, respectively, recorded within lease abandonment costs in the accompanying consolidated statements of operations.

The financial impact of leases is listed in the tables below:

		As of December 31,
Balance Sheet	Classification	2025	2024

		(in thousands)
Assets
Right-of-use assets	Long-term right-of-use assets	$28,708	$36,851
Finance lease assets	Property and equipment, net	2,407	528
Liabilities
Operating lease liabilities ― ST	Current operating lease liabilities	$14,247	$16,439
Operating lease liabilities ― LT	Long-term operating lease liabilities	21,533	31,092
Finance lease liabilities ― ST	Current portion of finance lease obligations	650	211
Finance lease liabilities ― LT	Other long-term liabilities	1,801	351

		Year ended December 31,
Statements of Operations and Cash Flows	Classification	2025	2024	2023

		(in thousands)
Operating lease cost:
Operating lease cost ― fixed	Cost of revenue and selling, general and administrative	$15,644	$14,138	$14,271
Lease abandonment costs	Lease abandonment costs	734	358	42

Short-term agreements:	Cost of revenue	$92,477	$109,259	$114,143

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$710	$217	$126
Interest on lease liabilities	Interest expense, net	142	28	27

Lessor income:
Sublease income	Cost of revenue, selling, general and administrative and lease abandonment costs	$2,331	$1,853	$1,648
Lessor income	Cost of revenue	377	151	251

Statement of cash flows
Cash paid for operating leases	Operating cash flows	$19,142	$19,485	$19,904
Cash paid for finance leases lease interest	Operating cash flows	142	28	27
Cash paid for finance leases	Financing cash flows	601	231	98

	As of December 31,

Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	3.8	3.8
Finance leases	4.1	2.6
Weighted-average discount rate
Operating leases	5.7%	5.4%
Finance leases	5.6%	7.0%

The Company has the following operating and finance lease commitments as of December 31, 2025:

Period	Operating Leases(1)	Finance Leases	Total

	(in thousands)
2026	$19,487	$768	$20,255
2027	9,870	660	10,530
2028	5,720	549	6,269
2029	3,591	483	4,074
2030	2,362	237	2,599
Thereafter	2,850	37	2,887
Total minimum lease payments	$43,880	$2,734	$46,614

Less reconciling items to reconcile undiscounted cash flows to lease liabilities:
Leases commencing in the future	378	—	378
Short-term leases excluded from balance sheet	3,560	—	3,560
Imputed interest	4,162	283	4,445
Total reconciling items	8,100	283	8,383
Total liabilities per balance sheet	$35,780	$2,451	$38,231

(1)	The table above excludes sublease and lessor income of $1.8 million during 2026, $0.3 million during 2027, $0.2 million during 2028 and $0.3 million thereafter.

NOTE 7—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale, are valued at the lower of cost and net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Raw materials	$27,402	$24,884
Finished goods	6,876	13,563
Total	$34,278	$38,447

The Company recorded charges (net credits) to the reserve for excess and obsolete inventory of $0.1 million, ($0.6) million and $2.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. Net charges and credits to the reserve for excess and obsolete inventory were recognized within costs of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $4.9 million and $4.8 million as of the years ended December 31, 2025 and December 31, 2024, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations, and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

	(in thousands)
Machinery and equipment	$561,560	$581,566
Gathering and disposal infrastructure	418,044	309,854
Pipelines	226,303	103,425
Recycling facilities	168,714	115,227
Buildings and leasehold improvements	108,872	109,520
Land	46,412	39,960
Computer equipment and software	8,260	7,864
Vehicles and equipment	7,247	13,870
Machinery and equipment - finance lease	3,137	533
Office furniture and equipment	1,213	453
Computer equipment and software - finance lease	824	904
Construction in progress	78,820	122,310
	1,629,406	1,405,486
Less accumulated depreciation(1)	(717,223)	(679,832)
Total property and equipment, net	$912,183	$725,654

(1)	Includes $1.6 million and $0.9 million of accumulated depreciation related to finance leases as of December 31, 2025 and December 31, 2024, respectively.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 9—Goodwill and Other Intangible Assets” is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Category
Depreciation expense from property and equipment	$151,455	$137,391	$122,078
Amortization expense from finance leases	710	217	126
Amortization expense from intangible assets	17,512	17,079	17,873
Accretion expense from asset retirement obligations	10,141	2,260	1,012
Total depreciation, amortization and accretion	$179,818	$156,947	$141,089

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See “Note 4—Abandonments and Other Costs” for impairment and abandonment of property and equipment during the years ended December 31, 2025, 2024 and 2023.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $30.3 million and $13.5 million of goodwill in connection with the Company’s 2025 and 2024 acquisitions, respectively. See “Note 3—Acquisitions” for additional information. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist. In performing its annual goodwill impairment assessment, the Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying amount. During the fourth quarter of 2025, the Company performed its annual qualitative impairment assessment of goodwill and based on the evaluation of relevant events and circumstances, concluded that it is not more likely than not that the fair value of the reporting units is less than its carrying amount. Accordingly, no quantitative impairment test was required, and the Company determined there was no impairment of the carrying value of goodwill.

The changes in the carrying amounts of goodwill by reportable segment for the year ended December 31, 2025 and 2024 is as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)

Balance as of December 31, 2023	$3,245	$1,438	$4,683
Additions	13,532	—	13,532
Balance as of December 31, 2024	$16,777	$1,438	$18,215
Additions	30,270	—	30,270
Balance as of December 31, 2025	$47,047	$1,438	$48,485

The components of other intangible assets as of December 31, 2025 and 2024 are as follows:

	As of December 31, 2025			As of December 31, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,230	$(91,596)	$95,634	$187,706	$(76,638)	$111,068
Patents and other intellectual property	14,272	(10,060)	4,212	14,272	(8,521)	5,751
Water rights	1,750	(673)	1,077	3,125	(1,510)	1,615
Total definite-lived	203,252	(102,329)	100,923	205,103	(86,669)	118,434
Indefinite-lived
Water rights	5,281	—	5,281	5,281	—	5,281
Total indefinite-lived	5,281	—	5,281	5,281	—	5,281
Total other intangible assets, net	$208,533	$(102,329)	$106,204	$210,384	$(86,669)	$123,715

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.8 years, 9.8 years, and 3.3 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 7.6 years, 4.8 years and 2.0 years, respectively, as of December 31, 2025. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs.

See “Note 8—Property and Equipment” for the amortization expense during the years ended December 31, 2025, 2024 and 2023, respectively. Annual amortization of intangible assets for the next five years and beyond is as follows:

Year Ending December 31,	Amount
(in thousands)
2026	$17,424
2027	16,922
2028	14,655
2029	14,114
2030	11,725
Thereafter	26,083
Total	$100,923

NOTE 10—DEBT

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

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of December 31, 2025, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $235.1 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

The Term Advance Borrowing Base for the Term Loan Facility is calculated as the lesser of (i) the product of 100% multiplied by the net book value of all Machinery and Equipment (“M&E”) and (ii) the product of 65% multiplied by the net orderly liquidation value – in place (“NOLV-IP”) of the Term Advance Collateral. As of the Closing Date, the Term Advance Borrowing Base under the Term Loan Facility was $426.3 million. The Term Advance Borrowing Base is thereafter only subject to reporting and redetermination during the period commencing after the date that excess availability is less than the greater of (a) 25% of the lesser of (1) the aggregate revolving commitments and (2) the then-effective borrowing base (such lesser amount, the “Borrowing Limit”) and (b) $30.0 million for three or more consecutive business days and ending on the first date that excess availability has equaled or exceeded the greater of (1) 25% of the Borrowing Limit and (2) $30.0 million for 30 consecutive days.

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either Term SOFR (subject to a zero percent floor) or the Base Rate (“Base Rate” being equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) Term SOFR for a one month Interest Period as of such day, plus 1.0%), in each case plus an applicable margin. The applicable margin for Term SOFR loans under the Term Loan Facility ranges from 3.00% to 3.50% and the applicable margin for Base Rate loans under the Term Loan Facility ranges from 2.00% to 2.50%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Additionally, the applicable margin for Term SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans under the Revolving Credit Facility ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Interest is payable monthly in arrears for Base Rate loans and, for Term SOFR loans, at the end of each applicable Interest Period, which may be one month or three months at Select LLC’s election. A commitment fee accrues on the unused commitments under the Revolving Credit Facility at either 0.25% per annum or 0.375% per annum depending on Select LLC’s average utilization of the Revolving Credit Facility in the preceding calendar month and is payable monthly in arrears. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Closing Date or the earlier termination in full of the Commitments.

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

In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default or event of default exists under the Sustainability-Linked Credit Facility or would result from the making of such distribution and (a) the fixed charge coverage ratio of SES Holdings is equal to or greater than 1.0 to 1.0 on a pro forma basis, (b) the leverage ratio of SES Holdings is not greater than 3.5 to 1.0 on a pro forma basis, (c) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the Borrowing Limit and (2) $27.0 million. Additionally, the Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing TRAs, subject to certain limitations.

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

Prior Sustainability-linked credit facility and revolving line of credit

On March 17, 2022 (the “Restatement Date”), SES Holdings and Select Water Solutions, LLC (“Select LLC”), formerly Select Energy Services, LLC and a wholly-owned subsidiary of SES Holdings, entered into a $270.0 million amended and restated senior secured sustainability-linked revolving credit facility (the “Prior Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower, and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swingline lender (the “Prior Administrative Agent”) (which amended and restated the Credit Agreement dated November 1, 2017 by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and the Prior Administrative Agent). The Prior Sustainability-Linked Credit Facility also had a sublimit of $40.0 million for letters of credit and $27.0 million for swingline loans, respectively.

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

Borrowings under the Prior Sustainability-Linked Credit Facility bore interest, at Select LLC’s election, at either the (a) one- or three-month Term SOFR (as defined in the Prior Sustainability-Linked Credit Facility) or (b) greatest of (i) the federal funds rate plus 0.5%, (ii) one-month Term SOFR plus 1% and (iii) the Prior Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for Term SOFR loans ranges from 1.75% to 2.25% and the applicable margin for Base Rate loans ranges from 0.75% to 1.25%, in each case, depending on Select LLC’s average excess availability under the Prior Sustainability-Linked Credit Facility, as set forth in the table below. During the continuance of a bankruptcy event of default, automatically, and during the continuance of any other default, upon the Prior Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Prior Sustainability-Linked Credit Facility would bear interest at 2.00% plus the otherwise applicable interest rate.

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

In addition, the Prior Sustainability-Linked Credit Facility restricted SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Prior Sustainability-Linked Credit Facility and either (a) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, was not less than the greater of (1) 25% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $33.75 million or (b) if SES Holdings’ fixed charge coverage ratio was at least 1.0 to 1.0 on a pro forma basis, and excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $27.0 million. Additionally, the Prior Sustainability-Linked Credit Facility generally permitted Select LLC to make distributions required under its existing TRAs. See “Note 14—Related Party Transactions—Tax Receivable Agreements” for further discussion of the TRAs.

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

The Company had $320.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility and $85.0 million outstanding under the Prior Sustainability-Linked Credit Facility as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility and the borrowing base for the Prior Sustainability-Linked Credit Facility was $235.1 million and $218.8 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility and Prior Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.6 million and $19.0 million as of December 31, 2025 and December 31, 2024, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $145.5 million as of December 31, 2025.

The principal maturities of debt outstanding as of December 31, 2025 were as follows:

	Amount
	(in thousands)
	Revolving Credit Facility	Term Loan	Total
2026	$—	$31,250	$31,250
2027	—	62,500	62,500
2028	—	62,500	62,500
2029	—	62,500	62,500
2030	70,000	31,250	101,250
Total	$70,000	$250,000	$320,000
Less: Debt issuance costs	—	(3,707)	(3,707)
Less: Current portion of long-term debt	—	(31,250)	(31,250)
Long-term debt, net	$70,000	$215,043	$285,043

Interest rate as of December 31, 2025	5.75%	7.19%

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $7.9 million of debt issuance costs during the year ended December 31, 2025. Additionally, the Company expensed $0.7 million of previously unamortized deferred debt issuance costs related to the Prior Sustainability-Linked Credit Facility and transferred $0.4 million of unamortized costs to the new Sustainability-Linked Credit Facility for lenders that remained in the syndicate. Unamortized debt issuance costs as of December 31, 2025 and December 31, 2024, were $6.7 million and $1.1 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $1.5 million, $0.5 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company was in compliance with all debt covenants as of December 31, 2025.

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

On March 25, 2024, the Company adopted the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) subject to approval by the Company’s stockholders. On May 8, 2024, the Company’s stockholders approved the 2024 Plan and the 2024 Plan became effective as of such date. The 2024 Plan reserved 8,487,004 shares of the Company’s Class A common stock for issuance with respect to equity awards granted under the 2024 Plan. In connection with the approval of the 2024 Plan, no further awards will be granted under the 2016 Plan, the Nuverra Environmental Solutions Inc. 2017 Long Term Incentive Plan and the Nuverra Environmental Solutions, Inc. 2018 Restricted Stock Plan for Directors. The 2024 Plan includes share recycling provisions, allowing awards that expire, are canceled, forfeited, exchanged, settled in cash, or otherwise terminated without the actual delivery of the underlying Class A common stock, including those issued under the 2016 Plan, to again be available for future grants. As of December 31, 2025, there were 8,640,281 shares available for issuance as future equity awards under the 2024 Plan.

Stock Option Awards

The Company has outstanding stock option awards as of December 31, 2025 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The Company utilized the Monte Carlo option pricing model to determine fair value of the options granted during 2018, which incorporated assumptions to value equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2025 is as follows:

	For the year ended December 31, 2025
				Weighted-average
		Weighted-average	Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Grant Date Value	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	1,030,595	$9.38	$19.89	2.5	$1,399
Exercised	(146,458)	10.85	8.78		—
Expired	(28,045)	13.98	13.98		—
Ending balance, outstanding	856,092	$8.98	$21.98	1.7	$302
Ending balance, exercisable	856,092	$8.98	$21.98	1.7	$302
Nonvested as of December 31, 2025	—	N/A	$—
(a)	Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $10.52 and $13.24 as of December 31, 2025 and 2024, respectively.

All equity-based compensation expense related to stock options has been previously recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally one to three years from the applicable date of grant. The Company recognized compensation expense of $12.5 million, $12.2 million and $16.8 million related to the restricted stock awards for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $12.6 million of unrecognized compensation expense with a weighted-average remaining life of 1.6 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the year ended December 31, 2025 is as follows:

	For the year ended December 31, 2025
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2024	2,670,410	$8.18
Granted	1,132,772	10.93
Vested	(1,401,067)	8.18
Forfeited	(156,165)	10.39
Nonvested as of December 31, 2025	2,245,950	$9.41

Performance Share Units (“PSUs”)

During 2023, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to (i) return on asset (“ROA”) performance in comparison to thirteen peer companies and (ii) Adjusted FCF performance percentage. The number of shares of Class A common stock issued to a recipient upon vesting of the PSUs will be calculated based on ROA and FCF performance over the applicable period from January 1, 2023 through December 31, 2025.

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

The target PSUs granted in 2023 that become earned connected with the ROA in comparison to other companies will be determined based on the Company’s Average ROA (as defined in the applicable PSU agreement) relative to the Average ROA of the peer companies (as defined in the applicable PSU agreement) in accordance with the following table, but the Company must have a positive Total Shareholder Return (“TSR”)(as defined in the applicable PSU agreement) over the performance period. As a result of this market condition, the 2023 PSUs will be valued each reporting period utilizing a Black-Scholes model.

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

During 2024, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to ROA in comparison to twelve peer companies and PSUs subject to market-based and service-based vesting provisions related to absolute TSR over the performance period from January 1, 2024 through December 31, 2026. The target number of shares of Class A common stock subject to each PSU granted in 2024 is 1.0; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 2.0 times the target number. No PSUs are earned if the Company's TSR is negative. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2027.

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

The fair value on the date the PSUs were granted during 2025, 2024 and 2023 was $5.4 million, $5.2 million and $5.3 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement-date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $7.4 million, $14.1 million, and $0.6 million related to the PSUs for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the unrecognized compensation cost related to our unvested PSUs is estimated to be $5.7 million and is expected to be recognized over a weighted-average period of 1.6 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

The following table summarizes the information about the PSUs outstanding as of December 31, 2025:

PSUs
Nonvested as of December 31, 2024	1,988,208
Target shares granted	376,397
Target shares vested (1)	(594,295)
Target shares added by performance factor	98,029
Target shares forfeited (1)	(189,798)
Target shares outstanding as of December 31, 2025	1,678,541
(1)	The PSUs granted in 2022 related to ROA and FCF vested at 132% and 62% of target, respectively.

Share Repurchases

During the years ended December 31, 2025 and 2024, the Company repurchased zero shares of Class A common stock in the open market and repurchased 764,259 and 1,242,678 shares, respectively, of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under the 2016 Plan. All repurchased shares were retired. During the year ended December 31, 2025, the repurchases were accounted for as a decrease to paid in-capital of $8.4 million and a decrease to Class A common stock of approximately $8,000. Most option exercises were conducted on a net basis, which involves a reduction in shares for both the strike price relative to the trading price on the exercise date and for tax withholdings.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the years ended December 31, 2025, 2024 and 2023.

Assets and liabilities measured at fair value on a recurring and non-recurring basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination or asset acquisition, AROs and measurements of goodwill and intangible impairment. As there is no corroborating market activity to support the assumptions used, the Company has designated these measurements as Level 3.

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

The Company’s estimates of fair value have been determined at discrete points in time based on relevant information. These estimates involve uncertainty and cannot be determined with precision. There were no significant changes in valuation techniques or related inputs for the years ended December 31, 2025, 2024 and 2023.

The following table presents information about the Company’s assets measured at fair value on a recurring and non-recurring basis for the year ended December 31, 2023.

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

Other fair value considerations

Also, see “Note 3—Acquisitions” for a discussion of the fair value incorporated into the purchase price allocation for acquisitions occurring during the years ended December 31, 2025, 2024 and 2023.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of December 31, 2025 and 2024 due to the short-term nature of these instruments. The carrying value of debt as of December 31, 2025 and December 31, 2024 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the year ended December 31, 2025, sales to related parties were $0.5 million and purchases from related-party vendors were $29.0 million. These purchases consisted of $18.1 million relating to the rental of certain equipment or other services used in operations, $4.5 million relating to management, consulting and other services, $4.0 million related to inventory and other consumables and $2.5 million related to purchases of property and equipment.

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

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two TRAs with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of December 31, 2025, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock. During 2025, TRA Holders who are related parties did not receive any TRA payments.

The first of the TRAs, which the Company entered into with Legacy Owner Holdco and Crestview Partners II GP, L.P. (“Crestview GP”) generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the Select 144A Offering or pursuant to the exercise of the Exchange Right or the Company’s Call Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under such TRA.

The second of the TRAs, which the Company entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such TRA.

On June 23, 2023, the TRAs were amended to replace references to one year LIBOR with references to the 12-month term SOFR published by CME Group Benchmark Administration Limited plus 171.513 basis points, which is the benchmark replacement rate and additional margin that, under the Adjustable Interest Rate (LIBOR) Act of 2021, would have otherwise been inserted in place of references to LIBOR in the TRAs following June 30, 2023.

The Company has recognized a liability associated with the TRAs as of December 31, 2025 and December 31, 2024 of $43.4 million and $38.5 million, respectively because the likelihood of a payment to be made under the TRAs has been determined to be probable as of both December 31, 2025, and December 31, 2024. The recognized liability associated with the TRAs represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the net operating losses available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future. We expect the OBBBA, to defer the timing but not the amount of the payments expected to be made under the TRAs. The Company has made cumulative TRA payments of $0.6 million of which $0.1 million and $0.5 million were made during 2025 and 2024, respectively. See “Note 15 – Income Taxes” below for additional information.

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

The U.S. and non-U.S. components of income before income tax expense for the year ended December 31, 2025 is as follows:

For the year ended
December 31,
2025
(in thousands)

U.S.	$20,222
Non-U.S.	(363)
Total	$19,859

The components of the federal and state income tax (benefit) expense are summarized as follows:

	For the year ended
	December 31,
	2025	2024	2023

	(in thousands)
Current tax (benefit) expense
Federal income tax expense	$—	$55	$200
State and local income tax (benefit) expense	(392)	1,013	1,563
Total current (benefit) expense	(392)	1,068	1,763
Deferred tax (benefit) expense
Federal income tax (benefit) expense	(2,555)	13,633	(57,807)
State and local income tax expense (benefit)	1,339	(1,133)	(4,152)
Total deferred (benefit) expense	(1,216)	12,500	(61,959)
Total income tax (benefit) expense	$(1,608)	$13,568	$(60,196)
Tax (benefit) expense attributable to controlling interests	$(1,698)	$13,422	$(60,443)
Tax expense attributable to noncontrolling interests	90	146	247
Total income tax (benefit) expense	$(1,608)	$13,568	$(60,196)

The Company’s effective tax rates for the years ended December 31, 2025, 2024 and 2023 were (8.1%), 27.7% and (316.4%) respectively. The effective tax rate for the year ended December 31, 2025 differs from the statutory rate of 21% due to state income taxes, income tax credits, valuation allowances, nondeductible items, and net income allocated to noncontrolling interests. The effective tax rate for the year ended December 31, 2024 differs from the statutory rate of 21% due to net income allocated to noncontrolling interests, state income taxes and nondeductible items. The effective tax rate for the year ended December 31, 2023 differs from the statutory rate of 21% due to net income allocated to noncontrolling interests, state income taxes and valuation allowances.

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interests, by the U.S. federal statutory rate of 21% for 2025 is as follows:

	For the year ended December 31, 2025
	Amount	Percent
	(in thousands)
Provision calculated at federal statutory income tax rate:
Income before equity in losses of unconsolidated entities and taxes	$24,751
Equity in losses of unconsolidated entities	(4,892)
Income before taxes	19,859
Income tax expense computed at statutory rate	4,170	21.0%
United States
State and local income taxes, net of federal benefit **	947	4.8
Tax Credits
Research and development credits	(1,024)	(5.2)
Energy investment credits	(1,846)	(9.3)
Change in valuation allowance	(5,277)	(26.5)
Nontaxable or nondeductible items
Compensation Items	1,279	6.4
Meals and Entertainment	438	2.2
Other	306	1.5
Other Adjustments
Impact of noncontrolling interests	(818)	(4.1)
Other	141	0.7
Non-U.S. Tax Effects
Other jurisdictions	76	0.4
Total income tax benefit	$(1,608)	(8.1)%

**State taxes in Texas and Colorado comprise greater than 50 percent of the tax effect in this category.

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interests, by the U.S. federal statutory rate of 21% for 2024 and 2023 is as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Provision calculated at federal statutory income tax rate:
Income before equity in losses of unconsolidated entities and taxes	$49,370	$20,823
Equity in losses of unconsolidated entities	(352)	(1,800)
Income before taxes	49,018	19,023
Statutory rate	21%	21%
Income tax expense computed at statutory rate	10,294	3,995
Less: noncontrolling interests	(1,021)	(1,011)
Income tax expense attributable to controlling interests	9,273	2,984
State and local income taxes, net of federal benefit	1,220	1,302
State rate change	253	644
Deferred tax adjustments and carryforward expirations	7,439	1,665
Change in valuation allowance	(6,586)	(71,164)
Nondeductible items	1,823	4,126
Income tax expense (benefit) attributable to controlling interests	13,422	(60,443)
Income tax expense attributable to noncontrolling interests	146	247
Total income tax expense (benefit)	$13,568	$(60,196)

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

For the year ended December 31,
2025
(in thousands)

U.S. Federal	$145
U.S. State and Local
Texas	527
Oklahoma	(110)
Pennsylvania	76
Other	4
Total income tax paid (net of refunds received)	$642

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Deferred tax liabilities are recorded in other long-term liabilities on the consolidated balance sheets. The principal components of the deferred tax assets (liabilities) are summarized as follows:

	As of year ended
	December 31,
	2025	2024

	(in thousands)
Deferred tax assets
Outside basis difference in SES Holdings	$—	$33,695
Net operating losses	136,816	89,883
Credits and other carryforwards	21,548	20,300
Other	9,707	7,827
Total deferred tax assets before valuation allowance	168,071	151,705
Valuation allowance	(100,237)	(105,366)
Total deferred tax assets	67,834	46,339
Deferred tax liabilities
Outside basis difference in SES Holdings	(18,396)	—
Property and equipment	(1,863)	(365)
Total deferred tax liabilities	(20,259)	(365)
Net deferred tax assets	$47,575	$45,974

The change in the valuation allowance is as follows:

	For the year ended
	December 31,
	2025	2024

	(in thousands)
Balance at the beginning of the year	$105,366	$112,282
Deductions(1)	(5,129)	(6,916)
Balance at the end of the year	$100,237	$105,366
(1)	For the year ended December 31, 2025 and December 31, 2024, the net decreases are primarily a result of adjustments to partially reserved deferred tax assets.

The Company regularly reviews its deferred tax assets for realization and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income / loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. In the Company's evaluation of the need for and amount of a valuation allowance on its deferred tax assets, the Company places the most weight on objectively verifiable direct evidence, including its recent and historical operating results and continuing its operating profitability. The specific positive factors and evidence considered in the realizability of its deferred tax assets include the cumulative pre-tax income that the Company generated over the past three-year period and the expectation of income in future periods. As of December 31, 2025 and 2024, the Company has evaluated the realizability of its deferred tax assets and made adjustments based upon the available positive and negative evidence.

As of December 31, 2025, the Company and certain of its corporate subsidiaries had approximately $210.6 million of tax-affected U.S. federal NOLs, $87.7 million of which the Company expects will expire unused beginning in 2031 due to applicable IRC Section 382 limitations and such NOLs have not been included in the deferred taxes table above. The Company and certain of its corporate subsidiaries also has tax-affected state NOLs of approximately $19.2 million, $6.6 million of which the Company expects will expire unused due to state law limitations similar to IRC Section 382 and the remaining $12.6 million of which will begin to expire in 2026, and tax-affected non-U.S. NOLs of approximately $1.3 million, which will begin to expire in 2035. As of December 31, 2025, the Company had approximately $14.6 million of tax-affected capital loss carryforwards which begin to expire in 2029, $5.9 million federal and state tax credit carryforwards, including $1.8 million of federal energy investment credits for which the flow-through method of accounting is utilized, which begin to expire in 2030, $0.9 million tax-affected disallowed interest expense carryforwards which do not expire and disallowed charitable contribution carryforward of $0.2 million.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2025 and 2024 there was no liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

Separate U.S. federal and state income tax returns are filed for Select Inc., SES Holdings and certain consolidated affiliates. The tax years 2022 through 2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to income tax.

NOTE 16—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of December 31,
	2025	2024

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(2,275)	$(1,570)
Noncontrolling interests attributable to holders of Class B common stock	123,726	123,584
Total noncontrolling interests	$121,451	$122,014

During the year ended December 31, 2025, the Company received a $2.9 million cash contribution from a noncontrolling interest for business development.

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$21,223	$30,644	$74,403
Transfers from noncontrolling interests:
Decrease in additional paid-in capital as a result of issuing shares for business combination	(141)	—	9
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,017	1,441	1,306
Increase in additional paid-in capital as a result of vested PSUs	406	311	—
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	528	262	63
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$23,033	$32,658	$75,781

Variable Interest Entity (“VIE”)

Noncontrolling interests deficit of $2.3 million as of December 31, 2025, relate to the Company’s approximate 50% ownership in a consolidated subsidiary formed in 2022 to provide water-related services in support of wildfire response efforts. The entity is considered a VIE and has been consolidated since formation, as the Company is deemed the primary beneficiary. In addition to its equity contributions, the Company had an outstanding loan balance of $4.5 million due from the subsidiary and an intercompany receivable of $2.5 million as of December 31, 2025; both amounts are eliminated in consolidation.

While multiple partners contributed capital to the subsidiary, the Company provided approximately 50% of the total equity and voluntarily extended incremental funding despite no contractual obligation to do so. This discretionary financial support reinforces the Company’s ongoing involvement with the VIE and supports the conclusion that the Company is the primary beneficiary, as it reflects a demonstrated willingness to provide financial resources necessary to sustain the subsidiary’s operations. Since inception, the consolidated subsidiary has been included within the Company’s Water Services segment.

NOTE 17— INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 692,908, 913,042 and 1,654,952 shares of Class A common stock, representing 81%, 89% and 100% of the total outstanding options at period end for the years ended December 31, 2025, 2024 and 2023 respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Year ended December 31, 2025

	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$21,467
Net income attributable to noncontrolling interests	(244)
Net income attributable to Select Water Solutions, Inc. — basic	$21,223	$21,223	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	25	25	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	36	36	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—
Net income attributable to Select Water Solutions, Inc. — diluted	$21,285	$21,285	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,860,662	16,221,101
Dilutive effect of restricted stock		778,471	—
Dilutive effect of performance share units		1,106,032	—
Dilutive effect of stock options		38,631	—
Weighted-average shares of common stock outstanding — diluted		103,783,796	16,221,101
Income per share:
Basic		$0.21	$—
Diluted		$0.21	$—

	Year ended December 31, 2024
	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$35,450
Net income attributable to noncontrolling interests	(4,806)
Net income attributable to Select Water Solutions, Inc. — basic	$30,644	$30,644	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	62	62	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	67	67	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	6	6	—
Net income attributable to Select Water Solutions, Inc. — diluted	$30,779	$30,779	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		99,986,771	16,221,101
Dilutive effect of restricted stock		1,020,415	—
Dilutive effect of performance share units		1,093,901	—
Dilutive effect of stock options		93,236	—
Weighted-average shares of common stock outstanding — diluted		102,194,323	16,221,101
Income per share:
Basic		$0.31	$—
Diluted		$0.30	$—

	Year ended December 31, 2023
	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$79,219
Net income attributable to noncontrolling interests	(4,816)
Net income attributable to Select Water Solutions, Inc. — basic	$74,403	$74,403	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	94	94	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance share units	43	43	—
Net income attributable to Select Water Solutions, Inc. — diluted	$74,540	$74,540	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		101,393,822	16,221,101
Dilutive effect of restricted stock		1,355,499	—
Dilutive effect of performance share units		615,865	—
Weighted-average shares of common stock outstanding — diluted		103,365,186	16,221,101
Income per share:
Basic		$0.73	$—
Diluted		$0.72	$—

NOTE 18—SEGMENT INFORMATION

Select is a leading provider of sustainable water and chemical solutions to the energy industry in the U.S. The Company’s services are offered through three reportable segments. Reportable segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM assesses performance and allocates resources on the basis of the three reportable segments. Corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate or Other. The Company’s CODM is John D. Schmitz, Chairman, President and CEO.

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

Water Services — The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our Peak Rentals businesses.

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

Financial information by segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the year ended December 31, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$315,610	$796,012	$309,425	$-	$(13,703)	$1,407,344
Costs of revenue excluding depreciation, amortization and accretion	(156,485)	(635,325)	(252,342)	-	13,703	(1,030,449)
Depreciation, amortization and accretion	(100,061)	(67,663)	(6,773)	(5,321)		(179,818)
Selling general and administrative	(23,003)	(35,776)	(17,716)	(84,821)		(161,316)
Other(1)	(2,187)	15,081	1,110	(6,725)		7,279

Net income						$21,467
Interest expense, net						23,181
Tax benefit						(1,608)
Depreciation, amortization and accretion						179,818
EBITDA	$133,935	$139,992	$40,477	$(91,546)		$222,858

Capital expenditures	$205,476	$67,028	$4,114	$465		$277,083
Total assets, end of period	$929,789	$435,761	$148,773	$81,289		$1,595,612

	For the year ended December 31, 2024

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$293,862	$910,479	$260,840	$-	$(13,106)	$1,452,075
Costs of revenue excluding depreciation, amortization and accretion	(148,772)	(721,205)	(222,195)	-	13,106	(1,079,066)
Depreciation, amortization and accretion	(65,092)	(81,119)	(7,332)	(3,404)		(156,947)
Selling general and administrative	(18,332)	(30,500)	(18,620)	(92,526)		(159,978)
Other(1)	318	2,839	(484)	(2,774)		(101)

Net income						$35,450
Interest expense, net						6,965
Tax expense						13,568
Depreciation, amortization and accretion						156,947
EBITDA	$127,076	$161,613	$19,541	$(95,300)		$212,930

Capital expenditures	$131,338	$51,471	$4,405	$1,497		$188,711
Total assets, end of period	$652,870	$506,437	$136,658	$70,317		$1,366,282

	For the year ended December 31, 2023

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$235,290	$1,036,393	$323,541	$-	$(9,871)	$1,585,353
Costs of revenue excluding depreciation, amortization and accretion	(142,849)	(819,536)	(262,364)	-	9,871	(1,214,878)
Depreciation, amortization and accretion	(37,295)	(91,347)	(10,171)	(2,276)		(141,089)
Selling general and administrative	(13,641)	(40,149)	(18,151)	(83,607)		(155,548)
Other(1)	(597)	123	(10,943)	(39,005)		(50,422)

Net income						$79,219
Interest expense, net						4,393
Tax benefit						(60,196)
Depreciation, amortization and accretion						141,089
EBITDA	$78,203	$176,831	$32,083	$(122,612)		$164,505

Capital expenditures	$87,583	$52,258	$11,048	$2,495		$153,384
(1)	Other includes lease abandonment costs, impairments, remeasurement gains, gains or losses on sales of property and equipment, tax receivable agreements expense, equity in losses of unconsolidated entities and other income and expenses.

Revenue by groups of similar products and services is as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Water transfer, monitoring and sourcing	$396,184	$440,377	$478,869
Chemical technologies	309,425	260,840	323,541
Fluids hauling	180,111	242,186	287,503
Water recycling and reuse	149,065	128,862	110,407
Fluids disposal	122,264	112,384	72,246
Accommodations and rentals	86,778	78,729	83,326
Flowback and well testing	71,175	84,780	112,887
Water containment	61,381	63,037	75,326
Solids management	32,429	25,206	11,542
Pipelines and logistics	11,564	27,410	41,095
Eliminations and other service lines	(13,032)	(11,736)	(11,389)
Total	$1,407,344	$1,452,075	$1,585,353