Form 10-Q
period 2026-03-31
Select Water Solutions, Inc.
filed 2026-05-06
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, the registrant had 124,353,951 shares of Class A common stock and 13,790,861 shares of Class B common stock outstanding.

SELECT WATER SOLUTIONS, INC.

GLOSSARY OF CERTAIN TERMS

The terms and abbreviations defined in this section are used throughout this quarterly report.

AMI. Areas of Mutual Interest

ARO. Asset Retirement Obligation

ASC. Accounting Standards Codification

ASU. Accounting Standards Update

AV Farms. AV Farms, LP

C&A. C&A Rollover Company, LLC

CODM. Chief Operating Decision Maker

E&P. Exploration and Production

EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization

FASB. Financial Accounting Standards Board

FCF. Free Cash Flow

GAAP. Generally Accepted Accounting Principles

Geneses. Geneses Water, L.P.

IRA 2022. Inflation Reduction Act of 2022

LNG. Liquified Natural Gas

LPA. Limited Partnership Agreement

MidCon. Midcontinent

MSA. Master Services Agreement

MVC. Minimum Volume Commitment

NOLs. Net Operating Losses

OBBBA. One Big Beautiful Bill Act of 2025

OPEC/OPEC+. Organization of the Petroleum Exporting Countries (+ allies)

PSU. Performance Share Unit

ROA. Return on assets

ROC. Remote Operations Center

ROFR. Right of First Refusal

SEC. Securities and Exchange Commission

Select LLC. Select Water Solutions, LLC

SES Holdings. Select Energy Services Holdings, LLC

SES Holdings LLC Agreement. The Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings

SES Holdings LLC Units. Common units in SES Holdings

Select Inc. Select Water Solutions, Inc.

SOFR. Secured Overnight Financing Rate

SWD. Saltwater Disposal Well

SWR. Select Water Reuse, LLC

The Exchange Act. Securities Exchange Act of 1934, as amended

The Securities Act. Securities Act of 1933, as amended

TRAs. Tax Receivable Agreements

TSR. Total Shareholder Return

U.S. United States of America

VIE. Variable Interest Entity

WTI. West Texas Intermediate

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East, including military conflict involving Iran, instability in Venezuela, economic uncertainty as a result of changing trade policies, disruptions in global oil and gas markets and inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by military conflict in the Middle East involving Iran and the resumption of sales of previously sanctioned oil from Venezuela and Russia;
●	impacts related to changing United States (“U.S.”) and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	changes in safety, health, environmental and other governmental policy and regulation;
●	the enactment or promulgation of new laws or regulations or changes or modifications in existing laws, regulations, rules or governmental policies with respect to taxation;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the bank and capital markets;

●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings, governmental regulations and policies, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater and produced water transfer, chemicals, carbon pricing, pipeline construction, emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Permian Basin, the Bakken, and the Haynesville regions;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), which may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our Exploration and Production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;

●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and continued hostilities in the Middle East, including military conflict involving Iran and any potential conflict with Venezuela;
●	information technology failures or cyberattacks;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$55,970	$18,084
Accounts receivable trade, net of allowance for credit losses of $5,357 and $4,801, respectively	317,748	263,965
Accounts receivable, related parties	22	63
Inventories	37,313	34,278
Prepaid expenses and other current assets	33,357	37,996
Total current assets	444,410	354,386
Property and equipment	1,672,966	1,629,406
Accumulated depreciation	(736,935)	(717,223)
Total property and equipment, net	936,031	912,183
Right-of-use assets, net	32,195	28,708
Goodwill	48,485	48,485
Other intangible assets, net	101,999	106,204
Deferred tax assets, net	48,337	48,881
Investments in unconsolidated entities	77,709	78,234
Other long-term assets	17,709	18,531
Total assets	$1,706,875	$1,595,612
Liabilities and Equity
Current liabilities
Accounts payable	$55,065	$49,682
Accrued accounts payable	36,846	46,275
Accounts payable and accrued expenses, related parties	3,583	3,634
Accrued salaries and benefits	15,772	17,702
Accrued insurance	18,722	22,272
Sales tax payable	3,142	2,435
Accrued expenses and other current liabilities	36,573	37,549
Current operating lease liabilities	14,343	14,247
Current portion of long-term debt	46,875	31,250
Current portion of finance lease obligations	655	650
Total current liabilities	231,576	225,696
Long-term tax receivable agreements liabilities	43,421	43,421
Long-term operating lease liabilities	23,724	21,533
Long-term debt, net	199,645	285,043
Other long-term liabilities	88,876	92,852
Total liabilities	587,242	668,545
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 121,847,518 and 104,884,902 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,218	1,049
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 16,221,101 shares issued and outstanding as of March 31, 2026 and December 31, 2025	162	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,166,419	989,329
Accumulated deficit	(176,318)	(184,924)
Total stockholders’ equity	991,481	805,616
Noncontrolling interests	128,152	121,451
Total equity	1,119,633	927,067
Total liabilities and equity	$1,706,875	$1,595,612

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenue
Water Infrastructure	$96,736	$72,391
Water Services	191,231	225,648
Chemical Technologies	77,991	76,345
Total revenue	365,958	374,384
Costs of revenue
Water Infrastructure	42,352	33,493
Water Services	149,454	181,718
Chemical Technologies	63,130	64,728
Depreciation, amortization and accretion	45,742	38,675
Total costs of revenue	300,678	318,614
Gross profit	65,280	55,770
Operating expenses
Selling, general and administrative	40,551	37,432
Depreciation and amortization	1,121	925
Impairments and abandonments	5,708	1,148
Lease abandonment costs	(68)	724
Total operating expenses	47,312	40,229
Income from operations	17,968	15,541
Other income (expense)
Gain on sales of property and equipment and divestitures, net	405	1,365
Interest expense, net	(5,907)	(4,876)
Other	(311)	329
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	12,155	12,359
Income tax expense	(2,433)	(2,894)
Equity in (losses) earnings of unconsolidated entities	(290)	95
Net income	9,432	9,560
Less: net income attributable to noncontrolling interests	(826)	(1,321)
Net income attributable to Select Water Solutions, Inc.	$8,606	$8,239

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.08	$0.08
Class B—Basic	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.08	$0.08
Class B—Diluted	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Net income	$9,432	$9,560
Comprehensive income	9,432	9,560
Less: comprehensive income attributable to noncontrolling interests	(826)	(1,321)
Comprehensive income attributable to Select Water Solutions, Inc.	$8,606	$8,239

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2026 and 2025 (unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2025	104,884,902	$1,049	16,221,101	$162	$989,329	$(184,924)	$805,616	$121,451	$927,067
Issuance of shares for underwritten offering	15,784,315	157	—	—	184,961	—	185,118	8,289	193,407
Equity-based compensation	—	—	—	—	5,119	—	5,119	706	5,825
Issuance of restricted shares	864,675	9	—	—	778	—	787	(787)	—
Cashless exercise of options	68,611	—	—	—	598	—	598	—	598
Repurchase of common stock	(601,250)	(6)	—	—	(7,536)	—	(7,542)	(674)	(8,216)
Restricted shares forfeited	(6,636)	—	—	—	(6)	—	(6)	6	—
Performance shares vested	852,901	9	—	—	521	—	530	(530)	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,185)	—	(7,185)	—	(7,185)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(160)	—	(160)	—	(160)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(1,135)	(1,135)
Net income	—	—	—	—	—	8,606	8,606	826	9,432
Balance as of March 31, 2026	121,847,518	$1,218	16,221,101	$162	$1,166,419	$(176,318)	$991,481	$128,152	$1,119,633

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	3,009	—	3,009	472	3,481
Issuance of restricted shares	740,084	7	—	—	761	—	768	(768)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Repurchase of common stock	(544,287)	(5)	—	—	(5,860)	—	(5,865)	(502)	(6,367)
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,029)	—	(7,029)	—	(7,029)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(186)	—	(186)	—	(186)
Class B common stock ($0.07 per share)	—	—	—	—		—	—	(1,135)	(1,135)
Net income	—	—	—	—	—	8,239	8,239	1,321	9,560
Balance as of March 31, 2025	103,884,767	$1,039	16,221,101	$162	$989,785	$(197,908)	$793,078	$123,871	$916,949

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$9,432	$9,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	46,863	39,600
Deferred tax expense	2,394	2,486
Gain on disposal of property and equipment and divestitures	(405)	(1,365)
Equity in losses (earnings) of unconsolidated entities	290	(95)
Credit loss expense	737	514
Amortization and write off of debt issuance costs	413	998
Inventory adjustments	98	(40)
Equity-based compensation	5,825	3,481
Impairments and abandonments	5,708	1,148
Other operating items, net	598	487
Changes in operating assets and liabilities
Accounts receivable	(54,479)	(57,117)
Prepaid expenses and other assets	2,100	(8,666)
Accounts payable and accrued liabilities	(9,332)	3,948
Net cash provided by (used in) operating activities	10,242	(5,061)
Cash flows from investing activities
Purchase of property and equipment	(78,377)	(48,427)
Purchase of equity-method investment	—	(72,059)
Acquisitions, net of cash received	(210)	(13,980)
Proceeds received from sales of property and equipment	1,056	1,944
Net cash used in investing activities	(77,531)	(132,522)
Cash flows from financing activities
Borrowings from revolving line of credit	43,500	40,000
Payments on revolving line of credit	(113,500)	(125,000)
Borrowings from long-term debt	—	250,000
Payments of finance lease obligations	(158)	(89)
Payment of debt issuance costs	—	(7,352)
Net proceeds from underwritten offering	191,705	—
Dividends and distributions paid	(8,752)	(8,567)
Payments under tax receivable agreements	—	(77)
Contributions from noncontrolling interests	—	2,875
Repurchase of common stock	(7,618)	(6,291)
Net cash provided by financing activities	105,177	145,499
Effect of exchange rate changes on cash	(2)	(2)
Net increase in cash and cash equivalents	37,886	7,914
Cash and cash equivalents, beginning of period	18,084	19,978
Cash and cash equivalents, end of period	$55,970	$27,892
Supplemental cash flow disclosure:
Cash paid for interest	$6,469	$4,723
Cash (refunds) paid for income taxes, net	$(24)	$11
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$23,308	$62,370

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Water Solutions, Inc. (“we,” “Select Inc.,” “Select” or the “Company”), formerly Select Energy Services, Inc., was incorporated as a Delaware corporation on November 21, 2016. On May 8, 2023, Select Energy Services, Inc.’s Fifth Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware which, among other things, changed the name of the Company from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect its strategic focus as a water-focused company. We retained our stock ticker “WTTR” trading on the New York Stock Exchange and NYSE Texas, Inc. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

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

Common Stock Offering:  In February 2026, the Company completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share, consisting of 13,725,491 shares issued in the base offering and 2,058,824 shares issued upon the full exercise of the underwriters’ overallotment option. The offering generated aggregate gross proceeds of approximately $201.3 million and net proceeds of approximately $192.2 million, after underwriting discounts and commissions and before other offering expenses. In connection with the offering, Select Inc. contributed the net proceeds of the offering to SES Holdings in exchange for a number of common units of SES Holdings equal to the number of shares of Class A common stock issued in the underwritten public offering.

Class A and Class B common stock:  As of March 31, 2026, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

Basis of presentation: The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and pursuant to the rules and regulations of the SEC. These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for annual financial statements prepared in conformity with GAAP.

This Quarterly Report relates to the three months ended March 31, 2026 (the “Current Quarter”) and the three months ended March 31, 2025 (the “Prior Quarter”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on February 18, 2026, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the Company’s accounts and all of its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies: The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2025, included in the 2025 Form 10-K.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the recoverability of long-lived assets and intangibles, useful lives used in depreciation, amortization and accretion, allowance for credit losses, inventory reserve, income taxes, self-insurance liabilities, share-based compensation, contingent liabilities, lease-related reasonably certain option exercise assessments, the incremental borrowing rate for leases and the fair value of asset retirement obligations (“AROs”). The Company bases its estimates on historical and other pertinent information that are believed to be reasonable under the circumstances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most credit losses have been incurred when a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. Market volatility is highly uncertain and, as such, the impact on expected losses is subject to judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The change in the allowance for credit losses is as follows:

Three months ended March 31, 2026
(in thousands)
Balance as of December 31, 2025	$4,801
Increase to allowance based on a percentage of revenue	737
Charge-offs	(181)
Balance as of March 31, 2026	$5,357

Asset retirement obligations:  The Company’s AROs relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Quarter:

Three months ended March 31, 2026
(in thousands)
Balance as of December 31, 2025	$84,568
Accretion expense	1,262
Settlements	(432)
Balance as of March 31, 2026	$85,398

Short-term ARO liability	10,272
Long-term ARO liability	75,126
Balance as of March 31, 2026	$85,398

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended March 31,
		2026	2025

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$134	$41
Sublease income	Lease abandonment costs and Costs of revenue	686	487

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: The Company sponsors the Select Water Solutions, Inc. 401(k) Plan for the benefit of substantially all employees of the Company. The Company incurred match expense of $1.8 million and $1.9 million in the Current Quarter and Prior Quarter, respectively.

Severance: During 2025, the Company incurred $1.5 million of severance expense in connection with the termination of certain former management employees related to a reorganization and $0.5 million is included in accrued salaries and benefits as of March 31, 2026.

Dividends: During the Current Quarter, the Company paid $7.2 million in dividends accounted for as a reduction to additional paid-in capital, $1.1 million of distributions accounted for as a reduction to noncontrolling interests and $0.4 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Quarter. As of March 31, 2026, the Company had $0.5 million in dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with water distribution pipeline infrastructure, water recycling facilities, produced water gathering pipelines, saltwater disposal wells (“SWDs”), and solids management facilities, primarily serving E&P companies.

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

Equity Investments: For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of March 31, 2026, the Company had four equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

Our investments in unconsolidated entities are summarized below:

		Year		As of March 31,	As of December 31,
Investment	Ownership %	Attained	Accounting method	2026	2025

				(in thousands)
Water Infrastructure
AV Farms, LP	39%	2025	Equity-method	$70,704	$70,965
Water Services
ESG Solutions Group, Inc.	20%	2020	Equity-method	4,252	4,104
ICE Thermal, Inc.(1)	35%	2021	Equity-method	—	412
AquaNyx Midstream LP	47%	2021	Equity-method	2,753	2,753
Total investment in unconsolidated entities				$77,709	$78,234

(1)	In the Current Quarter, cumulative losses in excess of the Company’s investment resulted in no investment balance.

Recent accounting pronouncements:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company for the year ending December 31, 2027, and for interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2024-03.

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2025 acquisitions (in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Other Consideration	Value of Shares Issued	Total Consideration	Segments
Eight Smaller Asset Acquisitions	Multiple 2025 Dates	—	$25,432	$—	$—	$25,432	Water Infrastructure
One Asset Acquisition	August 29, 2025	—	7,537	—	—	7,537	Corporate-Other
Omni	July 1, 2025	862,069	17,747	20,757	7,664	46,168	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	—	1,725	—	—	1,725	Water Services
Total		862,069	$52,441	$20,757	$7,664	$80,862

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

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction was accounted for as a business combination under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805. The Company engaged third-party valuation experts to assist in the purchase price allocation for the net assets received. These estimates, judgments, assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities have not been finalized as of March 31, 2026. The business combination accounting is preliminary due to continuing efforts to reach an agreement on a pre-existing matter related to certain acquired assets. The Company also used a third-party analysis for the valuation of property and equipment divested, which resulted in a $14.9 million remeasurement gain in our Water Services segment. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill recognized represents the anticipated strategic benefits of expanding Select’s fluids and solids treatment and disposal capabilities in the Bakken region, as well as the expected operational synergies and economies of scale from integrating Select’s existing assets and operations with those acquired from Omni. The Company incurred less than $0.1 million of transaction-related costs related to this acquisition during both the Current Quarter and Prior Quarter, and such costs are included in selling, general and administrative expenses within the consolidated statements of operations.

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

2025 Asset Acquisitions

During 2025, the Company acquired certain assets and associated liabilities in the Permian Basin from seven transactions for aggregate consideration of $24.4 million, as well as one asset acquisition in the Northeast region for total consideration of $1.0 million. These asset acquisitions added disposal capacity, pipeline capacity, surface rights, and over 400 acres of land and also improved connectivity with customers by enhancing infrastructure and connectivity across operational sites. The allocation of the purchase price for these assets was a combined $34.1 million in property and equipment and $8.7 million in AROs and other liabilities. The Company also acquired certain wastewater treatment facilities for the accommodations and rentals business line in the Permian and Eagle Ford regions for $1.7 million during the year ended December 31, 2025. Further, the Company paid $7.5 million to purchase its corporate headquarters building in Gainesville, Texas, which was previously subject to a lease agreement.

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

The following factors are applicable to the Company’s segments for the Current Quarter and Prior Quarter:

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

Within the Water Infrastructure segment, we have contracts containing acreage dedications, areas of mutual interest (“AMIs”), wellbore dedications and minimum volume commitments (“MVCs”). Acreage dedications are longer term contracts pursuant to which a customer dedicates certain activities or volumes to Select within a defined set of the customer’s leased acreage, typically committing to us all water demanded by future wells they complete or produced from current and future wells that they operate, and we commit to provide, gather, recycle or dispose such water volumes. AMI arrangements similarly are defined by a geographic right to current and future customer volumes, though AMIs may encompass a broader geographic area beyond a customer’s existing leasehold acreage. Wellbore dedications are similar to acreage dedications; however, they limit the contractual obligations to a defined set of existing or future wells. Under our MVC agreements, our customers guarantee to deliver certain minimum volumes of produced water to our pipeline networks at an agreed upon fee or pay a deficiency fee for the minimum volume that is not met for a specified period. In most cases, these contracts are covenant to the land and assets they encompass.

The following table presents supplementary information regarding accounts receivable arising from rental agreements, accounts receivable related to contracts with customers and contract liabilities associated with contracts with customers. The Company did not have any contract assets during the periods presented. Contract liabilities of $0.5 million and $1.1 million at the beginning of the period were recognized as revenue during the Current Quarter and Prior Quarter, respectively.

	As of March 31,	As of December 31,
	2026	2025

	(in thousands)

Trade Accounts Receivable - Lease Arrangements (ASC 842)(1)	$34,305	$29,523
Trade Accounts Receivable - Revenue (ASC 606)(1)	283,465	234,505
Contract liabilities - Revenue (ASC 606)	(4,034)	(2,815)

(1)	Trade accounts receivable is net of the allowance for credit losses and includes related party receivables.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for its accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of March 31, 2026, there were no material rental agreements in effect lasting more than one year. During the Current Quarter and Prior Quarter, approximately $21.3 million and $20.9 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance. The Company had $28.0 million and $31.2 million of in-service and deployed machinery and equipment supporting rental income activities as of March 31, 2026 and December 31, 2025, respectively.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of March 31, 2026, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended March 31,
	2026	2025

	(in thousands)
Geographic Region
Permian Basin	$196,031	$179,843
Marcellus/Utica	41,725	42,555
Rockies	41,024	49,585
Eagle Ford	27,196	42,694
Mid-Continent	27,196	24,584
Haynesville/E. Texas	20,337	15,260
Bakken	14,815	22,664
Eliminations and other regions	(2,366)	(2,801)
Total	$365,958	$374,384

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 87% and 83% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Marcellus/Utica, which collectively comprised 79% and 73% of segment revenue for the Current Quarter and Prior Quarter, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, MidCon and Haynesville, which collectively comprised 90% and 78% of segment revenue for the Current Quarter and Prior Quarter, respectively.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale, are valued at the lower of cost or net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
Raw materials	$29,671	$27,402
Finished goods	7,642	6,876
Total	$37,313	$34,278

During the Current Quarter, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million. During the Prior Quarter, the Company recorded net credits to the reserve for excess and obsolete inventory of less than $0.1 million. Net charges and credits to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.0 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in thousands)
Machinery and equipment	$562,717	$561,560
Gathering and disposal infrastructure	428,496	418,044
Pipelines	236,550	226,303
Recycling facilities	176,039	168,714
Buildings and leasehold improvements	107,789	108,872
Land	46,412	46,412
Computer equipment and software	7,914	8,260
Vehicles and equipment	6,250	7,247
Machinery and equipment - finance lease	3,137	3,137
Office furniture and equipment	1,195	1,213
Computer equipment and software - finance lease	824	824
Construction in progress	95,643	78,820
	1,672,966	1,629,406
Less accumulated depreciation(1)	(736,935)	(717,223)
Total property and equipment, net	$936,031	$912,183
(1)	Includes $1.7 million and $1.6 million of accumulated depreciation related to finance leases as of March 31, 2026 and December 31, 2025, respectively.

During the Current Quarter, the Company recognized $5.7 million in impairments and abandonments primarily related to the abandonment of a SWD well in the Haynesville region of the Water Infrastructure segment. During the Prior Quarter, the Company recognized $1.1 million in impairments and abandonments, consisting of $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.5 million in the Water Infrastructure segment associated with the termination of a disposal lease.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Category
Depreciation expense from property and equipment	$41,041	$34,044
Amortization expense from finance leases	181	169
Amortization expense from intangible assets	4,379	4,378
Accretion expense from asset retirement obligations	1,262	1,009
Total depreciation, amortization and accretion	$46,863	$39,600

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded no adjustments to goodwill during the Current Quarter and $30.3 million of goodwill during 2025 (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Quarter are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2025	$47,047	$1,438	$48,485
Additions	—	—	—
Balance as of March 31, 2026	$47,047	$1,438	$48,485

The components of other intangible assets, net as of March 31, 2026 and December 31, 2025 are as follows:

	As of March 31, 2026			As of December 31, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,230	$(95,456)	$91,774	$187,230	$(91,596)	$95,634
Patents and other intellectual property	14,272	(10,444)	3,828	14,272	(10,060)	4,212
Water rights	1,925	(809)	1,116	1,750	(673)	1,077
Total definite-lived	203,427	(106,709)	96,718	203,252	(102,329)	100,923
Indefinite-lived
Water rights	5,281	—	5,281	5,281	—	5,281
Total indefinite-lived	5,281	—	5,281	5,281	—	5,281
Total other intangible assets, net	$208,708	$(106,709)	$101,999	$208,533	$(102,329)	$106,204

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.8 years, 9.8 years and 4.3 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 7.5 years, 4.8 years and 3.0 years, respectively, as of March 31, 2026. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter and Prior Quarter. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2026	$13,062
2027	16,940
2028	14,672
2029	14,131
2030	11,742
Thereafter	26,171
Total	$96,718

NOTE 8—DEBT

Sustainability-linked credit facility and revolving line of credit

On January 24, 2025 (the “Closing Date”), SES Holdings and Select Water Solutions, LLC (“Select LLC”) entered into a $550.0 million sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), which initially provides for $300.0 million in revolving commitments

(the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of March 31, 2026, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $271.3 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

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

Borrowings under the Sustainability-Linked Credit Facility bear interest, at Select LLC’s election, at either Term secured overnight financing rate (“SOFR”) (subject to a zero percent floor) or the Base Rate (“Base Rate” being equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) Term SOFR for a one month Interest Period as of such day, plus 1.0%), in each case plus an applicable margin. The applicable margin for Term SOFR loans under the Term Loan Facility ranges from 3.00% to 3.50% and the applicable margin for Base Rate loans under the Term Loan Facility ranges from 2.00% to 2.50%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Additionally, the applicable margin for Term SOFR loans under the Revolving Credit Facility ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans under the Revolving Credit Facility ranges from 0.50% to 1.00%, in each case, depending on Select LLC’s average excess availability under the Sustainability-Linked Credit Facility. Interest is payable monthly in arrears for Base Rate loans and, for Term SOFR loans, at the end of each applicable Interest Period, which may be one month or three months at Select LLC’s election. A commitment fee accrues on the unused commitments under the Revolving Credit Facility at either 0.25% per annum or 0.375% per annum depending on Select LLC’s average utilization of the Revolving Credit Facility in the preceding calendar month and is payable monthly in arrears. The Sustainability-Linked Credit Facility is scheduled to mature on the fifth anniversary of the Closing Date or the earlier termination in full of the Commitments.

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

In addition, the Sustainability-Linked Credit Facility restricts SES Holdings’ and Select LLC’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default or event of default exists under the Sustainability-Linked Credit Facility or would result from the making of such distribution and (a) the fixed charge coverage ratio of SES Holdings is equal to or greater than 1.0 to 1.0 on a pro forma basis, (b) the leverage ratio of SES Holdings is not greater than 3.5 to 1.0 on a pro forma basis, (c) excess availability at all times during the preceding 30 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 20% of the Borrowing Limit and (2) $27.0 million. Additionally, the Sustainability-Linked Credit Facility generally permits Select LLC to make distributions required under its existing tax receivable agreements (“TRAs”), subject to certain limitations.

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

In connection with the entry into the Sustainability-Linked Credit Facility, the obligations of SES Holdings, Select LLC and their applicable subsidiaries under the prior credit facility were repaid in full and the prior credit facility was terminated on the Closing Date.

 The Company had $250.0 million and $320.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $271.3 million and $235.1 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.6 million as of both March 31, 2026 and December 31, 2025. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $251.7 million as of March 31, 2026.

The principal maturities of debt outstanding as of March 31, 2026 were as follows:

Term Loan
Remainder of 2026	$31,250
2027	62,500
2028	62,500
2029	62,500
2030	31,250
Total	$250,000
Less: Debt issuance costs	(3,480)
Less: Current portion of long-term debt	(46,875)
Long-term debt, net	$199,645

Interest rate as of March 31, 2026	7.02%

In connection with the entry into the Sustainability-Linked Credit Facility, the Company incurred $7.9 million of debt issuance costs during 2025. Additionally, the Company expensed $0.7 million of previously unamortized deferred debt issuance costs related to the prior credit facility and transferred $0.4 million of unamortized costs to the new Sustainability-Linked Credit Facility for lenders that remained in the syndicate. Unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, were $6.3 million and $6.7 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.4 million and $0.3 million for the Current Quarter and Prior Quarter, respectively.

The Company was in compliance with all debt covenants as of March 31, 2026.

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

NOTE 10—EQUITY-BASED COMPENSATION

As of March 31, 2026, there were 6,946,024 shares available for issuance as future equity awards under the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”).

Stock Option Awards

The Company has outstanding stock option awards as of March 31, 2026 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Quarter is as follows:

	For the three months ended March 31, 2026
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	856,092	$21.98	1.7	$302
Other	10,075	14.89	0.9
Exercised	(68,611)	8.71
Ending balance, outstanding	797,556	$23.04	1.5	$665
Ending balance, exercisable	797,556	$23.04	1.5	$665
Nonvested as of March 31, 2026	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $15.30 and $10.52 as of March 31, 2026 and December 31, 2025, respectively.

All equity-based compensation expense related to stock options has been previously recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.0 million related to the restricted stock awards for both the Current Quarter and Prior Quarter. As of March 31, 2026, there was $21.3 million of unrecognized compensation expense with a weighted-average remaining life of 2.2 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Quarter is as follows:

	For the three months ended March 31, 2026
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2025	2,245,950	$9.41
Granted	864,675	13.57
Vested	(798,279)	13.65
Forfeited	(6,636)	13.09
Nonvested as of March 31, 2026	2,305,710	$9.49

Performance Share Units (“PSUs”)

During 2026, the Company approved grants of PSUs that are subject to both performance-based and service-based vesting provisions related to relative and absolute total shareholder return (“TSR”), with relative TSR measured against a defined peer group specified in the grant agreement, over the performance period from January 1, 2026 to December 31, 2028. The target number of shares of Class A common stock subject to each PSU granted in 2026 is 1.0; however, based on the achievement of performance criteria, the number of shares of Class A common stock that may be received in the settlement of each PSU can range from 0.0 to 2.0 times the target number. The PSUs become earned at the end of the performance period after the attainment of the performance level has been certified by the compensation committee, which will be no later than June 30, 2029.

The PSUs granted in 2026 that become earned in connection with TSR will be determined (as defined in the applicable PSU agreement) in accordance with the following table:

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

During 2026, the Company also approved grants of divisional PSUs, with vesting contingent upon achievement of specified performance metrics for designated business units over a two-year performance period beginning January 1, 2026. Awards are based on revenue growth and gross margin targets, with payouts determined based on performance relative to established thresholds. Performance is measured over a qualifying six-month period within the performance window. Upon certification by the Compensation Committee, earned PSUs convert into restricted stock awards subject to a subsequent two-year cliff vesting period, which may commence earlier upon achievement of target performance.

The fair value on the date the PSUs were granted during 2026, 2025 and 2024 was $13.5 million, $5.4 million and $5.2 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $2.8 million and $0.5 million related to the PSUs for the Current Quarter and Prior Quarter, respectively.

As of March 31, 2026, the unrecognized compensation cost related to our unvested PSUs is estimated to be $18.6 million and is expected to be recognized over a weighted-average period of 2.6 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Quarter is as follows:

PSUs
Nonvested as of December 31, 2025	1,678,541
Target shares granted	929,214
Target shares vested (1)	(852,901)
Adjustment for performance factor(1)	95,653
Target shares forfeited (1)	(39,856)
Target shares outstanding as of March 31, 2026	1,810,651

(1)	The PSUs granted in 2023 related to ROA and free cash flow (“FCF”) vested at 124% and 90% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 601,250 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under both the 2024 Plan and the Select Energy Services, Inc. 2016 Equity Incentive Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in capital of $8.2 million and a decrease to Class A common stock of $6,000. In the Prior Quarter, the Company repurchased 544,287 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended March 31, 2026 or the year ended December 31, 2025.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of March 31, 2026 and December 31, 2025 due to the short-term nature of these instruments. The carrying value of debt as of March 31, 2026 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.1 million and purchases from related-party vendors were $6.2 million. These purchases consisted of $4.7 million relating to the rental of certain equipment or other services used in operations, $0.8 million relating to management, consulting and other services, $0.5 million relating to inventory and consumables and $0.2 million relating to property and equipment.

During the Prior Quarter, sales to related parties were $0.2 million and purchases from related-party vendors were $5.4 million. These purchases consisted of $3.9 million relating to the rental of certain equipment or other services used in operations, $1.0 million relating to management, consulting and other services, $0.4 million relating to inventory and consumables and $0.1 million relating to property and equipment.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two TRAs with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of March 31, 2026, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The second of the TRAs, which the Company entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by the Company to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses (“NOLs”) available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by the Company as a result of any payments the Company makes under such Tax Receivable Agreement.

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

The Company has recognized a liability associated with the TRAs as of March 31, 2026 and December 31, 2025 of $43.4 million because the likelihood of a payment to be made under the TRAs has been determined to be probable as of both March 31, 2026, and December 31, 2025. The recognized liability associated with the TRAs represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that the Company anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from the Company’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the NOLs available to the Company as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future. We expect the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, to defer the timing of payments under the TRAs but not the amount of the payments expected to be made.

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes, income tax credits and nondeductible items.

	Three months ended March 31,
	2026	2025

	(in thousands)
Current income tax expense	$39	$408
Deferred income tax expense	2,394	2,486
Total income tax expense	$2,433	$2,894
Effective Tax Rate	20.0%	23.4%

          The Company regularly reviews its deferred tax assets for realization and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of March 31, 2026.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(3,063)	$(2,275)
Noncontrolling interests attributable to holders of Class B common stock	131,215	123,726
Total noncontrolling interests	$128,152	$121,451

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$8,606	$8,239
Transfers from noncontrolling interests:
Decrease in additional paid-in capital from reallocation to Class B holders in connection with underwritten offering	(8,289)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	781	768
Increase in additional paid-in capital as a result of vested PSUs	530	406
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	674	502
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$2,302	$9,915

Variable Interest Entity (“VIE”)

Noncontrolling interests deficit of $3.0 million as of March 31, 2026, relate to the Company’s approximate 50% ownership in a consolidated subsidiary formed in 2022 to provide water-related services in support of wildfire response efforts. The entity is considered a VIE and has been consolidated since formation, as the Company is deemed the primary beneficiary. In addition to its equity contributions, the Company had an outstanding loan balance of $4.5 million due from the subsidiary and an intercompany receivable of $3.0 million as of March 31, 2026; both amounts are eliminated in consolidation.

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

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 697,408 and 720,953 shares of Class A common stock, representing 87% and 72% of the total outstanding options at period end, for the Current Quarter and Prior Quarter, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current Quarter and Prior Quarter (dollars in thousands, except share and per share amounts):

	Three months ended March 31, 2026			Three months ended March 31, 2025

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$9,432			$9,560
Net income attributable to noncontrolling interests	(826)			(1,321)
Net income attributable to Select Water Solutions, Inc. — basic	$8,606	$8,606	$—	$8,239	$8,239	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	14	14	—	18	18	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	16	16	—	18	18	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	1	1	—
Net income attributable to Select Water Solutions, Inc. — diluted	$8,637	$8,637	$—	$8,276	$8,276	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		110,145,655	16,221,101		100,790,931	16,221,101
Dilutive effect of restricted stock		1,078,148	—		1,226,432	—
Dilutive effect of performance share units		1,267,140	—		1,217,166	—
Dilutive effect of stock options		39,915	—		79,395	—
Weighted-average shares of common stock outstanding — diluted		112,530,858	16,221,101		103,313,924	16,221,101
Income per share:
Basic		$0.08	$—		$0.08	$—
Diluted		$0.08	$—		$0.08	$—

NOTE 16—SEGMENT INFORMATION

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with water distribution pipeline infrastructure, water recycling facilities, produced water gathering pipelines, SWDs, and solids management facilities, primarily serving E&P companies.

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

Financial information by segment for the Current Quarter and Prior Quarter is as follows:

	For the three months ended March 31, 2026

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$97,334	$192,943	$78,623	$-	$(2,942)	$365,958
Costs of revenue excluding depreciation, amortization and accretion	(45,069)	(149,503)	(63,306)	-	2,942	(254,936)
Depreciation, amortization and accretion	(28,046)	(15,912)	(1,784)	(1,121)		(46,863)
Selling general and administrative	(6,224)	(8,204)	(4,519)	(21,604)		(40,551)
Other(1)	(6,107)	119	84	68		(5,836)

Net income						$9,432
Interest expense, net						5,907
Tax expense						2,433
Depreciation, amortization and accretion						46,863
EBITDA	$39,934	$35,355	$10,882	$(21,536)		$64,635

Capital expenditures(2)	$53,826	$16,184	$1,563	$142		$71,715

	For the three months ended March 31, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$72,646	$227,946	$76,686	$-	$(2,894)	$374,384
Costs of revenue excluding depreciation, amortization and accretion	(36,101)	(181,740)	(64,992)	-	2,894	(279,939)
Depreciation, amortization and accretion	(19,797)	(17,165)	(1,713)	(925)		(39,600)
Selling general and administrative	(5,682)	(8,788)	(4,525)	(18,437)		(37,432)
Other(1)	(537)	(63)	581	(64)		(83)

Net income						$9,560
Interest expense, net						4,876
Tax expense						2,894
Depreciation, amortization and accretion						39,600
EBITDA	$30,326	$37,355	$7,750	$(18,501)		$56,930

Capital expenditures(2)	$40,676	$18,404	$1,205	$496		$60,781

(1)	Other includes lease abandonment costs, impairments and abandonments, remeasurement gains, gains or losses on sales of property and equipment, TRAs expense, equity in losses of unconsolidated entities and other income and expenses.
(2)	Amounts above include accruals for capital expenditures.

Total assets by segment as of March 31, 2026 and December 31, 2025, is as follows:

	As of	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Water Infrastructure	$966,228	$929,789
Water Services	457,989	435,761
Chemical Technologies	148,444	148,773
Other	134,214	81,289
Total	$1,706,875	$1,595,612

NOTE 17—SUBSEQUENT EVENTS

On May 1, 2026, a subsidiary of the Company acquired the Black River Ranch (“BRR”) in Eddy County, New Mexico for a purchase price of $18.56 million.  The BRR encompasses 4,463 total acres, including 3,753 acres of fee land and 710 acres of federal grazing lease land. Additionally, the BRR includes 1,800 acre feet of annual water rights.  Select anticipates direct revenues associated with the water rights, irrigated agricultural cropland, and other surface-related fees. Furthermore, the acquisition is expected to simplify ROWs related to ongoing infrastructure projects and provide the potential for future recycling, disposal and other related infrastructure development opportunities. The acquisition was funded with a combination of cash on hand and a $13.0 million agricultural loan bearing interest at 6.35%, with a maturity date of May 1, 2031.

Additionally on May 1, 2026, a subsidiary of the Company acquired disposal facilities encompassing 30,000 barrels per day of permitted capacity as well as source water rights, infrastructure, and associated surface acreage in Reeves County, Texas for a purchase price of $10.0 million. The acquired assets will be tied into Select’s broader Delaware Basin infrastructure system to support ongoing organic water infrastructure projects in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026 (our “2025 Form 10-K”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2025 Form 10-K and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three months ended March 31, 2026 (the “Current Quarter”) and the three months ended March 31, 2025 (the “Prior Quarter”).

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

Recent Developments

Infrastructure Investments and Contracted Growth Initiatives

We are prioritizing investments in Water Infrastructure projects, which often bring a more predictable and steady revenue stream through long-term contracts and production-related operations. These investments typically produce higher gross margins and also foster stronger partnerships with customers, as we become an integral partner in ensuring well productivity for ongoing customer production over the life of a well. Our focus is on integrated solutions that enhance contracted infrastructure projects with logistics services and chemical solutions, and expanding the value we provide to our customers. Our approach has been to streamline operations and offer a more comprehensive and valuable overall package to customers that is built around optimizing the entire water lifecycle, as such integrated solutions drive revenue growth and enhance overall value to clients.

Common Stock Offering

In February 2026, we completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share, consisting of 13,725,491 shares issued in the base offering and 2,058,824 shares issued upon the full exercise of the underwriters’ overallotment option. The offering generated aggregate gross proceeds of approximately $201.3 million and net proceeds of approximately $192.2 million, after underwriting discounts and commissions and before other offering expenses. In connection with the offering, Select Inc. contributed the net proceeds of the offering to SES Holdings in exchange for a number of common units of SES Holdings equal to the number of shares of Class A common stock issued in the underwritten public offering. SES Holdings utilized a portion of the proceeds to pay down outstanding borrowings under our Sustainability-Linked Credit Facility and intends to use the remaining proceeds for general corporate purposes, including funding water infrastructure growth capital projects, potential acquisitions, repayment of additional debt under the Sustainability-Linked Credit Facility, and working capital.

Water Infrastructure

During the Current Quarter, we continued executing our strategy of expanding our Water Infrastructure segment as a key component of our long-term growth platform. Our integrated water management systems support operators by providing produced water gathering, transportation, recycling, and disposal services designed to reduce trucking activity, improve operational reliability, and increase water management efficiency across development programs.

Our infrastructure footprint in the Northern Delaware Basin remains a core area of development for our business. Our in-service and under construction systems in New Mexico in Eddy and Lea counties include approximately 1.7 million barrels per day of active fixed recycling capacity, more than 400 miles of pipeline, substantial storage capacity, and more than 1.5 million dedicated acres. This interconnected infrastructure network positions us to manage large volumes of produced water and support customer development programs across the region.

Water Services

During the Current Quarter, we continued our efforts to streamline operations and improve efficiency within our Water Services segment. Through operational improvements implemented during 2025, including portfolio actions such as the Omni transaction, we simplified portions of our service portfolio and enhanced cost discipline. These initiatives are intended to support improved operational efficiency, an improved margin profile, and cash flow generation from this segment.

Peak Rental Update

In August 2025, we announced that we had started an evaluation of strategic alternatives for Peak Rentals business within our Water Services segment. Peak Rentals currently includes our accommodations and rentals platform as well as our well testing and flowback operations. This evaluation includes a range of potential paths forward, including capital structure initiatives and other portfolio optimization opportunities. As of March 31, 2026, no transaction is pending or imminent, and we continue to own 100% of the business. We are continuing to evaluate strategic alternatives for Peak Rentals in the ordinary course; however, there can be no assurance that any particular outcome will ultimately be pursued or completed.

Chemical Technologies

During the Current Quarter, we continued to compete across a range of completion chemistry applications through our Chemical Technologies segment. Our in-basin manufacturing capabilities and continued research and development investments support our ability to supply friction reducers, surfactants and other completion chemistry products used in increasingly complex completion designs, including longer laterals and high-intensity completion programs. Demand for friction reducers and customized surfactant offerings remained supported by completion activity levels and the increasing use of recycled produced water in hydraulic fracturing operations.

Long-Term Contract Revenue

During the Current Quarter, we continued to expand our portfolio of contracted and recurring revenue opportunities through new and amended commercial agreements across our water infrastructure footprint, including produced water takeaway and disposal arrangements, water supply agreements, minimum volume commitments, acreage-wide right-of-first-refusal arrangements and additional delivery point commitments. These agreements included, among others, a 12-year water supply and takeaway agreement in Lea County, New Mexico, supported by approximately 7.1 miles of planned pipeline infrastructure, and a five-year produced water takeaway and disposal agreement in Canadian County, Oklahoma. We also executed several shorter-term interruptible disposal, water purchase and reserve capacity arrangements across New Mexico, Texas and Oklahoma, including a water purchase agreement with a minimum volume commitment of approximately 1.8 million barrels. Collectively, these agreements are intended to increase utilization of our existing infrastructure, support selective capital investments in new pipeline connectivity and delivery points, and provide improved visibility into future revenue generation across our operating regions. In addition, we expanded our Water Services footprint through an acreage-wide water transfer services agreement with a strategic customer in the Northeast, which also includes a right-of-first-refusal arrangement under which the customer has committed a portion of its produced water volumes to us for disposal.

Diversification

During the Current Quarter, we continued advancing certain diversification initiatives, including opportunities related to municipal and industrial water markets, lithium extraction partnerships, and beneficial reuse technologies. These initiatives are intended to evaluate potential opportunities to leverage our existing water infrastructure platform across additional end markets.

Progress continued on our equity-method investment in AV Farms, LP related to the Colorado municipal water rights project. In addition, lithium extraction partnerships across the Haynesville, Midland, and Northern Delaware basins continue to progress, with initial royalty-based revenues currently expected to begin in late 2026.

We also continued pilot testing of advanced treatment technologies intended to evaluate beneficial reuse opportunities for produced water in the Permian and DJ basins. These pilot programs are designed to assess the feasibility of converting produced water into resources that could potentially be used in agricultural or other applications.

Market Trends and Outlook

Commodity Prices

Industry conditions during the first quarter of 2026 reflected a relatively stable but disciplined North American upstream activity environment. Commodity prices, while significantly fluctuating in the first quarter, remained supportive of development activity, although operators continued to emphasize capital efficiency, free cash flow generation, and moderated production growth. As a result, drilling and completion activity across key U.S. basins remained generally stable compared to recent periods, with the Permian Basin continuing to represent the primary area of development and the largest concentration of completions activity and associated water handling demand.

Since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts), which currently cut output by approximately 3.0 million barrels/day in the aggregate. Most recently, in April 2026, OPEC+ announced a reduction in voluntary oil production cuts of approximately 0.2 million barrels per day. OPEC+ may, at its discretion, continue to decrease, or increase, production, which will continue to impact crude oil and natural gas price volatility. Further, on April 28, 2026, the United Arab Emirates, the third largest oil and gas producer within OPEC+, announced that it was leaving OPEC. The impact of the United Arab Emirates’ departure from OPEC+ on current OPEC+ production cuts and overall global production is not yet known, but such effects may be magnified if any additional countries leave OPEC+. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets, as well as each countries’ continued membership in OPEC+, may result in volatility in the industry in which we and our customers operate. However, despite this announced increase in production, the ongoing conflict in Iran, and related hostilities across Gulf countries and the Strait of Hormuz has resulted in a dramatic drop in OPEC+ production, with a decrease of approximately 7.3 million barrels per day month-to-month in March 2026, led by cuts in Kuwait, Iraq, Saudi Arabia and the United Arab Emirates. The average price of West Texas Intermediate (“WTI”) crude oil increased in the Current Quarter versus the Prior Quarter due to a combination of factors, including the conflict in Iran and related hostilities across the Middle East, including the cessation or reduction of maritime traffic through the Strait of Hormuz, heightened trade tensions, global demand, and other various influences and impacts. During the Current Quarter, the average spot price of WTI crude oil was $72.74 versus an average price of $71.78 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $4.71 versus an average of $4.14 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter have increased relative to the Prior Quarter due to a variety of factors, including increased demand driven by power consumption, severe weather events, infrastructure disruptions, lower than expected inventories, and the ongoing liquified natural gas (“LNG”) export growth in the U.S., reduced LNG exports from Gulf countries as a result of the ongoing conflict in Iran resulting in higher demand for domestic natural gas, and have positively impacted activity levels in natural gas basins.

Commodity markets during the quarter were influenced by geopolitical developments in the Middle East, which contributed to volatility in global oil prices and increased market attention on potential supply disruptions. Higher commodity prices during portions of the quarter improved operator cash flows and supported the economics of ongoing development programs, which may contribute to sustained activity levels across core U.S. basins.

Customer Demand

Demand for produced water gathering, transportation, disposal, and recycling services remained closely linked to completion activity levels and the steady growth in produced water volumes associated with existing production. Produced water generation continues to increase as horizontal wells mature and as operators develop longer laterals and higher-intensity completion designs. Additionally, water-to-oil ratios in the Delaware and Northern Delaware Basins are among the highest in the United States, and within the Permian Basin, contributing to growing produced water volumes in the Permian Basin. These structural trends continue to support demand for integrated water management infrastructure, including pipeline gathering systems, disposal capacity, and recycling capabilities.

Across the Permian Basin and the broader industry, operators increasingly utilize pipeline-based gathering systems and centralized disposal and recycling facilities to manage water volumes more efficiently. These infrastructure systems can improve cost efficiency, reduce truck traffic, and support more reliable water management across large development programs. Recycling and beneficial reuse of produced water also continue to gain importance as operators seek to reduce freshwater consumption and improve water management practices.

Geopolitical Conflicts

The ongoing war in the Middle East involving Iran escalated during the first quarter of 2026, resulting in increased hostilities and instability in oil and gas-producing regions as well as in key adjacent shipping lanes and supply chains. As a major oil producer, Iran’s involvement has heightened concerns over potential supply disruptions and transportation risks, contributing to significant volatility in global oil and natural gas prices. In particular, the restriction or cessation of maritime traffic through the Strait of Hormuz has significantly depressed global supply of oil and natural gas, resulting in increased volatility and overall elevated prices.

Further, the ongoing restrictions or cessation of maritime traffic through the Strait of Hormuz has caused disruptions to the global chemicals and oil-derived goods markets, reducing supplies and availability worldwide, and resulting in increased prices. While we are not reliant on any chemicals or other commodities that are exclusively transported through the Strait of Hormuz due to our continued focus on domestic sourcing, such global disruptions to commodities markets can have downstream effects in the domestic markets, including elevated domestic prices, reduced supply and business interruptions to our suppliers. While the ultimate duration, impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global chemicals commodities and oil-derived goods markets has the potential to materially adversely affect our business and operations and those of our suppliers.

Additionally, the armed conflict between Ukraine and Russia has continued into 2026. Severe sanctions imposed by the U.S., U.K., European Union and other actors on Russian entities have driven significant volatility in global oil and natural gas prices. U.S. actions in Venezuela, including tanker seizures and a limited military intervention in early 2026, have added uncertainty; as relations stabilize, the potential release of approximately 50 million barrels of previously sanctioned oil could depress global prices. Further, in an effort to reduce the impact of the ongoing conflict with Iran, in March, the Treasury Department’s Office of Foreign Assets Control authorized temporary waivers for the sanctions on Russian hydrocarbons. While these waivers were extended into mid-May, they are limited in duration and will expire unless further extended. Such extensions, future waivers or the imposition of further sanctions may have a significant effect on global hydrocarbon prices. Such commodity swings, combined with higher inflation and interest rates that have raised our cost of capital, have created a more challenging planning environment for us and our customers. The ultimate outcomes remain unpredictable and could materially affect the world economy, customer activity levels, and demand for our services.

Trade Policy Developments

Global macroeconomic developments, including changes in international trade policies and tariffs, may adversely affect our ability to source raw materials and customer demand for our services. Although we are not reliant on any single supplier and can secure alternatives, disruptions from tariffs or trade restrictions could still impact our business. Beginning in the first quarter of 2025, the U.S. imposed new tariffs on imported steel, aluminum and other materials, prompting retaliatory measures from the European Union, Canada and China. We continue to monitor evolving trade policies, including potential additional tariffs on Chinese goods and ongoing litigation before the U.S. Supreme Court regarding presidential tariff authority. Any expansion of trade restrictions or a trade war could adversely affect us and the global economy.

In the first quarter of 2026, the U.S. Supreme Court struck down certain broad tariffs previously imposed through executive orders under the International Emergency Economic Powers Act of 1977 on a wide range of imported goods. In response, President Trump promptly implemented a wide sweeping 10% import surcharge on goods under Section 122 of the Trade Act of 1974, which is scheduled to expire in July 2026 unless otherwise extended. These new tariffs target various categories of imports, including several raw materials used in our operations, including steel, aluminum and copper. While the full scope, duration, and economic impact of these new tariffs remain uncertain, they could result in higher input costs, supply chain disruptions, and potential retaliatory measures from affected trading partners. We continue to monitor these developments closely and evaluate their potential effects on our cost structure and customer demand.

Inflation, Capital Discipline and Customer Consolidation

Heightened inflation in recent years has driven higher interest rates and increased cost of capital for Select and our customers. Many customers have responded by tightening capital budgets, focusing on cash flow generation and returning capital to investors. Customer consolidation in the Permian Basin can temporarily disrupt activity levels, yet it also creates larger blocks of contiguous acreage that can increase demand for our integrated, long-term water lifecycle solutions. While acquired customers may initially slow activity to integrate operations, we are well-positioned to support these larger entities with comprehensive water management, reuse, recycling and balancing services.

Industry Health

Looking ahead, we expect industry activity levels to continue to be influenced by commodity price volatility, operator capital allocation priorities, and broader macroeconomic conditions. While near-term activity may fluctuate in response to customer budget adjustments, long-term fundamentals supporting produced water handling and infrastructure development remain favorable. Continued growth in produced water volumes, increasing infrastructure intensity in the Permian Basin, and expanding recycling adoption are expected to support demand for integrated water management services.

Technology and Operations

We operate a centralized Remote Operations Center (“ROC”) in Gainesville, Texas, which serves as the command hub for monitoring and managing water operations across our integrated platform, including water transfer, pipelines, disposal, and recycling facilities. The ROC aggregates and processes data from approximately 5,000 to 6,000 active assets, over 200 facilities, and more than 1,100 cameras, translating this data into actionable alerts that support real-time operational decision-making. Through our AquaView® system, we monitor water volumes, flow rates, and asset performance while also enabling remote control of field operations. This capability facilitates timely responses to operational risks, including spills and inefficiencies, enhances safety performance, and reduces field labor requirements by shifting from reactive monitoring to proactive intervention.

AquaView has evolved into a fully integrated water management and control platform capable of dynamically routing water across both mobile and permanent infrastructure. The system supports our complex and frequently changing operations, with approximately 120 to 180 active sites that are regularly reconfigured and can typically be deployed on a rapid response basis. This flexibility allows us to optimize water logistics, reduce nonproductive time, and provide customers with real-time operational visibility. In addition, AquaView supports data integration with third-party systems, further enhancing transparency and coordination. The combination of centralized oversight, automation, and purpose-built technologies enables us to operate efficiently at scale, improve service reliability, and support long-term infrastructure development and contractual water management solutions.

These capabilities are increasingly important as unconventional oil and gas development continues to trend toward multi-well pad development and simultaneous well completions executed over compressed time periods. While these trends can increase the overall intensity, complexity, and cost of well completions, they also favor operators and service providers that can deliver reliable, technology-enabled water solutions across large and dynamic operating footprints. At the same time, continued completion efficiencies may reduce the number of days spent on location, which can limit revenue opportunities for services priced on a day-rate basis. Our integrated infrastructure, centralized monitoring, and rapid deployment capabilities position us to help customers manage these more demanding operating environments while improving logistics, reducing downtime, and supporting efficient well execution.

In addition, increasing upstream acreage consolidation, corporate mergers, and the growing adoption of produced water recycling and reuse continue to expand demand for more sophisticated regional water infrastructure networks. We believe these trends favor companies that can deliver complex, full-lifecycle water management solutions across broad acreage positions, including the treatment, routing, recycling, and reuse of produced water. The increased reuse of produced water also requires additional chemical treatment and blending solutions, including more complex “on-the-fly” applications that proportion and treat multiple water and chemical streams at the wellsite. Supported by our specialized technical teams and proprietary technologies, including FluidMatch™, we remain focused on developing and deploying innovative treatment and reuse solutions that help customers optimize fluid systems, improve operational efficiency, and advance broader sustainability objectives.

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with water distribution pipeline infrastructure, water recycling facilities, produced water gathering pipelines, SWDs, and solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of our Peak Rentals businesses.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

How We Generate Revenue

●	Water Infrastructure. The Water Infrastructure segment comprises our extensive infrastructure network, including produced water gathering pipelines, water distribution lines, water recycling facilities, SWDs, and solids management operations. We primarily generate revenue through fixed fees per barrel handled, which may include gathering, transportation, recycling, or disposal, pursuant to long-term commercial agreements that may incorporate acreage dedications, MVCs, and periodic escalators. Additional revenue is earned from the sale of skim oil, based on the volume of skim oil sold at prevailing market rates, as well as from recycled water sales and capacity optimization services on an interruptible basis. Revenue is recognized as volumes are received and processed across our network.

Contract structures becoming more prevalent in our Water Infrastructure segment include dedicated acreage, right of first refusals (“ROFRs”), interruptible agreements, MVCs, wellbore dedications, AMIs and WPAs. These contracts underpin the economics of our newly built facilities to an anchor tenant, with the opportunity for further commercialization of the asset. Most of our contracts are an acreage dedication structure, and we often utilize a ROFR structure in tandem with these dedications to secure upside with our customers should they expand their activities outside the dedicated acreage position.

Dedicated Acreage

We believe in the geology we are investing in and, as such, view acreage dedications as the optimal structure for both us and our customers, as they align long-term development incentives on both sides. Under these agreements, the operator is generally obligated to deliver produced water to us for recycling or disposal, and to take treated water from us for completions within the dedicated position. Importantly, for most of our contracts, we hold the right, but not the obligation, to accept water under these dedications, meaning we are not penalized in the event we’re unable to take water we cannot consume. That said, we do have a limited number of firm takeaway commitments, under which we incur monetary penalties for failure to perform. Due to the high quality of our dedicated acreage positions, we typically see strong and consistent activity levels and maintain a backlog of high-confidence well inventory. Dedicated acreage remains our most common contract structure.

ROFR

ROFR acres provide potential upside to our dedicated acreage revenue stream and are incorporated in many of our acreage dedication contract structures. These are typically acreage positions in proximity to the core dedicated area but are often excluded initially due to their later place in the development timeline. Should the anchor customer expand or initiate operational activity within the ROFR area, we generally hold the first right to build out the necessary water infrastructure to support that activity. Upon exercise of the ROFR, that acreage is then converted to Dedicated Acreage under the original contract framework. We typically see ROFR conversion through operator expansion on adjacent leaseholds, acreage trades, or acquisitions that fall within ROFR boundaries. While less certain than committed dedicated volumes, ROFRs represent meaningful incremental upside to our contracted revenue base.

MVCs

Contractual arrangements under which an operator commits to receive or deliver a defined minimum volume of water-related services, typically measured in barrels, with predetermined financial true-up mechanisms for any shortfall below the committed volumes. These MVCs may encompass the sourcing, supply, transportation, recycling, and disposal of water used across the operator’s drilling, completion, and production activities.

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

AMIs

Designated areas in which producers will dedicate subsequently acquired or leased acreage and oil and natural gas wells to Select.

WPA

Water purchase agreements where customers agree to purchase water.

●	Water Services. The Water Services segment comprises our short-cycle, field-based service offerings, including water transfer, water sourcing, fluids hauling, monitoring, containment, water-network automation and the services associated with Peak Rentals. We generally earn revenue via market-based day rates, time-and-materials, or per-barrel delivered under master services agreements (“MSAs”) and short-term work orders. Peak Rentals’ services are typically billed per job/day plus consumables. Revenue is recognized as services are performed at customer sites.
●	Chemical Technologies. The Chemical Technologies segment provides technical products and services for hydraulic fracturing, stimulation, cementing and completions, serving pressure pumpers and E&P operators. Revenue is primarily price-per-unit of chemicals delivered or consumed, supplemented by application engineering, lab testing and field service fees, under short-term supply arrangements and MSAs. We also formulate and supply tailored water-treatment chemistries that support produced-water recycling and optimization of fracturing fluids. Revenue is recognized upon delivery or consumption of product and performance of services.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $115.4 million and $129.4 million for the Current Quarter and Prior Quarter, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $81.0 million and $79.5 million for the Current Quarter and Prior Quarter, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $66.5 million and $65.2 million for the Current Quarter and Prior Quarter, respectively.

We incur variable transportation costs associated with our service lines, predominantly fuel and freight. We incurred fuel and freight costs of $20.1 million and $22.3 million for the Current Quarter and Prior Quarter, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries less remeasurement gains on fixed assets related to business combinations, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(earnings) on unconsolidated entities and plus TRAs expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Results of Operations

The following tables set forth our results of operations for the periods presented.

Current Quarter Compared to the Prior Quarter

	Three months ended March 31,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$96,736	$72,391	$24,345	33.6%
Water Services	191,231	225,648	(34,417)	(15.3)%
Chemical Technologies	77,991	76,345	1,646	2.2%
Total revenue	365,958	374,384	(8,426)	(2.3)%

Costs of revenue
Water Infrastructure	42,352	33,493	8,859	26.5%
Water Services	149,454	181,718	(32,264)	(17.8)%
Chemical Technologies	63,130	64,728	(1,598)	(2.5)%
Depreciation, amortization and accretion	45,742	38,675	7,067	18.3%
Total costs of revenue	300,678	318,614	(17,936)	(5.6)%
Gross profit	65,280	55,770	9,510	17.1%

Operating expenses
Selling, general and administrative	40,551	37,432	3,119	8.3%
Depreciation and amortization	1,121	925	196	21.2%
Impairments and abandonments	5,708	1,148	4,560	NM
Lease abandonment costs	(68)	724	(792)	(109.4)%
Total operating expenses	47,312	40,229	7,083	17.6%
Income from operations	17,968	15,541	2,427	15.6%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	405	1,365	(960)	NM
Interest expense, net	(5,907)	(4,876)	(1,031)	21.1%
Other	(311)	329	(640)	NM
Income before income tax expense and equity in (losses) earnings of unconsolidated entities	12,155	12,359	(204)	(1.7)%
Income tax expense	(2,433)	(2,894)	461	(15.9)%
Equity in (losses) earnings of unconsolidated entities	(290)	95	(385)	NM
Net income	$9,432	$9,560	$(128)	(1.3)%

Revenue

Our revenue decreased by $8.4 million, or 2.3%, to $366.0 million for the Current Quarter compared to $374.4 million for the Prior Quarter. This decrease was composed of a $34.4 million decrease in Water Services revenue partially offset by a $24.3 million increase in Water Infrastructure revenue and a $1.6 million increase in Chemical Technologies revenue. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 26.4%, 52.3% and 21.3% of our total revenue, respectively, compared to 19.3%, 60.3% and 20.4%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $24.3 million, or 33.6%, to $96.7 million for the Current Quarter compared to $72.4 million for the Prior Quarter. The increase was primarily driven by higher recycling revenues associated with the continued ramp-up of volumes under long-term agreements, as well as increased activity supported by our ongoing New Mexico infrastructure buildout and related Permian customer development. Results were also supported by increased disposal and solids revenues, reflecting the expansion of our asset base through recent acquisitions, and were partially offset by lower pipeline revenue.

Water Services. Revenue decreased $34.4 million, or 15.3%, to $191.2 million for the Current Quarter compared to $225.6 million in the Prior Quarter. The decrease was primarily driven by $29.1 million lower Fluids Hauling revenue associated with divested operations in connection with the Omni transaction. Results were also impacted by lower Well Testing and Poly & Containment revenues, reflecting broader macroeconomic conditions. These decreases were partially offset by higher Water Transfer revenues, driven by market share gains supported by our Tideline® hose offering, as well as higher Accommodation and Rentals revenue driven by increased power generation activity and underlying organic growth.

Chemical Technologies. Revenue increased by $1.6 million, or 2.2%, to $78.0 million for the Current Quarter compared to $76.3 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance and new product developments.

Costs of Revenue

Costs of revenue decreased $17.9 million, or 5.6%, to $300.7 million for the Current Quarter compared to $318.6 million for the Prior Quarter. The decrease was comprised of a $32.3 million decrease in Water Services costs and a $1.6 million decrease in Chemical Technologies costs partially offset by an $8.9 million increase in Water Infrastructure costs and a $7.1 million increase in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue increased $8.9 million, or 26.5%, to $42.4 million for the Current Quarter compared to $33.5 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 46.3% to 43.8% primarily driven by a greater mix of higher-margin recycling revenues and margin expansion within that stream, reflecting scale efficiencies.

Water Services. Costs of revenue decreased $32.3 million, or 17.8%, to $149.5 million for the Current Quarter compared to $181.7 million for the Prior Quarter. As a percentage of revenue, cost of revenue decreased from 80.5% in the Prior Quarter to 78.2% in the Current Quarter. The favorable decrease was primarily driven by higher Fluids Hauling margins, reflecting the divestiture of lower-margin operations in connection with the Omni transaction. This was partially offset by lower Well Testing margins, as reduced activity levels limited our ability to proportionally reduce costs.

Chemical Technologies. Costs of revenue decreased $1.6 million, or 2.5%, to $63.1 million for the Current Quarter compared to $64.7 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 84.8% to 80.9% attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $7.1 million, or 18.3%, to $45.7 million for the Current Quarter compared to $38.7 million for the Prior Quarter primarily due to increased capital expenditures made into new organic infrastructure projects as well as a higher fixed asset base resulting from recent acquisitions.

Gross Profit

Gross profit was $65.3 million for the Current Quarter compared to $55.8 million for the Prior Quarter primarily driven by a $15.5 million increase in gross profit from our Water Infrastructure segment and a $3.2 million increase in gross profit from our Chemical Technologies segment partially offset by a $2.2 million decrease in gross profit from our Water Services segment and a $7.1 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 17.8% and 14.9% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million, or 8.3%, to $40.6 million for the Current Quarter compared to $37.4 million for the Prior Quarter, driven primarily by a $2.5 million increase in incentive and equity-based compensation, $1.1 million in higher legal and professional costs and $0.5 million in higher information technology costs partially offset by a decrease of $0.8 million in transaction costs and $0.2 million in other expenses.

Impairments and Abandonments

During the Current Quarter, we recognized $5.7 million in impairments and abandonments primarily due to the abandonment of a SWD well in the Haynesville region of our Water Infrastructure segment. During the Prior Quarter, we recognized $1.1 million in impairments and abandonments, consisting of $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.5 million in the Water Infrastructure segment associated with the termination of a disposal lease.

Net Interest Expense

Net interest expense increased by $1.0 million, or 21.1%, to $5.9 million for the Current Quarter compared to $4.9 million in the Prior Quarter primarily driven by higher interest expense on revolver borrowings, a full quarter of interest expense on the term loan in the Current Quarter compared to a partial period in the Prior Quarter following its issuance on January 24, 2025, as well as lower interest income in the Current Quarter. This increase was partially offset by the Prior Quarter write-off of debt issuance costs in connection with the debt refinancing.

Net Income

Net income decreased by $0.1 million, or 1.3%, to $9.4 million for the Current Quarter compared to $9.6 million for the Prior Quarter, driven primarily by higher gross profit offset by higher impairments and abandonments, higher selling, general and administrative expenses and higher net interest expense.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net income	$9,432	$9,560
Interest expense, net	5,907	4,876
Income tax expense	2,433	2,894
Depreciation, amortization and accretion	46,863	39,600
EBITDA	64,635	56,930
Non-cash compensation expenses(1)	6,020	3,481
Non-cash loss on sale of assets or subsidiaries	42	173
Transaction costs	327	1,183
Lease abandonment costs	(68)	724
Impairments and abandonments	5,708	1,148
Equity in losses (earnings) of unconsolidated entities	290	(95)
Other	670	487
Adjusted EBITDA	$77,624	$64,031
(1)	Current Quarter includes $0.2 million of other cash incentive compensation.

EBITDA was $64.6 million for the Current Quarter compared to $56.9 million for the Prior Quarter. The $7.7 million increase in EBITDA was driven primarily by a $16.6 million increase in gross profit, partially offset by a $4.6 million increase in impairments and abandonments, a $3.1 million increase in selling, general and administrative expense and a $1.0 million decrease in gains on asset sales. Adjusted EBITDA was $77.6 million for the Current Quarter compared to $64.0 million for the Prior Quarter.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment and proceeds from underwritten public offerings of our Class A common stock. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and equity investments, pay dividends and distributions, make payments under the TRAs, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

We prioritize sustained positive FCF and a strong balance sheet and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of Class A and Class B shares, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of Class A and Class B shares, respectively. This program resulted in a financing outflow of $8.8 million in the Current Quarter, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of March 31, 2026 cash and cash equivalents totaled $56.0 million, and we had approximately $251.7 million of available borrowing capacity under the Revolving Credit Facility under our Sustainability-Linked Credit Facility. As of March 31, 2026, we had $250.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $271.3 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $19.6 million. As of May 4, 2026, we had $250.0 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $271.3 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $19.6 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $251.7 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Net cash provided by (used in) operating activities	$10,242	$(5,061)	$15,303	302.4%
Net cash used in investing activities	(77,531)	(132,522)	54,991	41.5%
Net cash provided by financing activities	105,177	145,499	(40,322)	(27.7)%
Subtotal	37,888	7,916
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)	—	NM
Net increase in cash and cash equivalents	$37,886	$7,914

Analysis of Cash Flow Changes between the three months ended March 31, 2026 and 2025

Operating Activities. Net cash provided by operating activities was $10.2 million for the Current Quarter, compared to $5.1 million net cash used by operating activities for the Prior Quarter. The $15.3 million increase is comprised primarily of an increase of $15.2 million of net income combined with non-cash adjustments and a $0.1 million increase in converting working capital to cash.

Investing Activities. Net cash used in investing activities was $77.5 million for the Current Quarter, compared to $132.5 million for the Prior Quarter The $55.0 million decrease in net cash used in investing activities was due primarily to the $72.1 million investment in unconsolidated entities in the Prior Quarter and a $13.8 million decrease in spending for acquisitions net of cash received partially offset by a $30.0 million increase in purchases of property and equipment and $0.9 million lower proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $105.2 million for the Current Quarter, compared to $145.5 million for the Prior Quarter. The $40.3 million decrease in net cash provided by financing activities was due primarily to a $235.0 million decrease in borrowings net of repayments, a $2.9 million decrease in cash received from noncontrolling interest holders and a $1.3 million increase in repurchases of common stock partially offset by $191.7 million in proceeds received from a public offering of our Class A common stock and $7.4 million lower debt issuance costs.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in) operating activities	$10,242	$(5,061)
Purchase of property and equipment	(78,377)	(48,427)
Proceeds received from sale of property and equipment	1,056	1,944
Free cash flow	$(67,079)	$(51,544)

Sustainability-Linked Credit Facility

On January 24, 2025 (the “Closing Date”), SES Holdings, LLC (“SES Holdings”), a subsidiary of the Company, Select Water Solutions, LLC, a subsidiary of SES Holdings (“Select LLC”), Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), and the other lenders party thereto, entered into that certain sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and

$250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the sustainability-linked senior secured credit facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. As of the Closing Date, (i) there were no borrowings outstanding under the Revolving Credit Facility and approximately $20.0 million of letters of credit issued and outstanding thereunder and (ii) the Term Loan Facility was fully funded. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility.

Common Stock Offering

In February 2026, the Company completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share. Refer to “—Recent Developments—Common Stock Offering” for further discussion of the underwritten public offering.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2025 Form 10-K for operating lease obligations as of December 31, 2025 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of March 31, 2026.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2025 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of March 31, 2026, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The demand, pricing and terms for oilfield services provided by us are largely dependent upon the level of drilling and completion activity in the U.S. oil and gas industry as well as the level of oil and gas production. The level of drilling and completion activity is influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; war, armed conflicts, economic sanctions and other constraints to global trade and economic growth; current price levels as well as expectations about future prices of oil and gas, including announcements and actions taken by the members of OPEC+ with respect to oil production levels; such as announced production cuts and the willingness of member countries to follow such cuts; the magnitude and timing of capital spending by our customers; the cost of exploring for, developing, producing and delivering oil and gas; the extent to which our E&P customers choose to drill and complete new wells to offset decline from their existing wells; the extent to which our E&P customers choose to invest to grow production; discoveries of new oil and gas reserves; available storage capacity and pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; instability in oil-producing countries; environmental regulations; technical advances in alternative forms of energy (e.g., wind and solar electricity, electric vehicles) that encourage substitution for or displacement of oil and gas consumption in end-use markets; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; changes in global trade policy, including the imposition or lifting of tariffs and sanctions; global health events; merger and acquisition activity and consolidation in our industry, and other factors.

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and / or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of March 31, 2026, we had $250.0 million in outstanding borrowings and $251.7 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of May 4, 2026, we had $250.0 million in outstanding borrowings and $251.7 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. A hypothetical one percentage point increase in interest rates on our borrowings under our Sustainability-Linked Credit Facility as of March 31, 2026 would increase our annual interest expense by approximately $2.5 million. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to various risks and uncertainties as disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, Risk Factors of our 2025 Form 10-K, which are incorporated herein by reference. You should carefully consider the risks set forth in our 2025 Form 10-K and the following risks, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K. The following risk factors below are hereby added to the risk factors disclosed in our 2025 Form 10-K.

Global geopolitical conflicts may increase our costs and disrupt our supply chain.

Escalating conflict in or near major oil-producing or shipping corridors could lead to higher fuel and energy prices, increasing our transportation, manufacturing, and distribution costs, as well as resulting in downstream effects to global chemicals commodities markets. In particular, ongoing geopolitical tensions and military conflicts in the Middle East, including the conflict involving Iran and the related restriction or cessation of maritime traffic through the Strait of Hormuz and the potential for continued disruptions to Red Sea shipping, may adversely affect our operations. The ongoing restriction or cessation of maritime traffic through the Strait of Hormuz, and the potential for continued disruptions in Red Sea shipping, has caused disruptions to the global chemicals and oil-derived goods markets, reducing supplies and availability worldwide, and resulting in increased prices. While we are not reliant on any chemicals or other commodities that are exclusively transported through the Strait of Hormuz due to our continued focus on domestic sourcing, such global disruptions to commodities markets can have downstream effects in the domestic markets, including elevated domestic prices, reduced supply and business interruptions to our suppliers. These events may also cause shipping delays, rerouted freight, port congestion, or higher logistics and insurance costs, which could disrupt the movement of raw materials upon which our suppliers rely. While the ultimate duration, impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global chemicals commodities and oil-derived goods markets has the potentially to materially adversely affect our business and operations and those of our suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 601,250 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan and Select Water Solutions, Inc. 2024 Equity Incentive Plan previously awarded to certain of our current and former employees.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2026 to January 31, 2026	—	$0.00	—	$21,177,432
February 1, 2026 to February 28, 2026	436,999	$13.53	—	$21,177,432
March 1, 2026 to March 31, 2026	164,251	$14.03	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following director and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

On February 9, 2026, John D. Schmitz, our Chairman, President and Chief Executive Officer, terminated the Rule 10b5-1 trading arrangement, dated as of November 11, 2024, entered into by B-29 Investments, LP, an entity over which Mr. Schmitz exercises voting and investment control, which provided for the sale of up to 400,000 shares of our common stock, of which 150,757 had been sold prior to the termination.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

†Management contract or compensatory plan or arrangement.

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: May 6, 2026	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: May 6, 2026	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer