Form 10-Q
period 2026-06-30
Select Water Solutions, Inc.
filed 2026-08-05
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the registrant had 128,942,892 shares of Class A common stock and 9,537,941 shares of Class B common stock outstanding.

SELECT WATER SOLUTIONS, INC.

GLOSSARY OF CERTAIN TERMS

The terms and abbreviations defined in this section are used throughout this quarterly report.

AMI. Areas of Mutual Interest

ARO. Asset Retirement Obligation

ASC. Accounting Standards Codification

ASU. Accounting Standards Update

AV Farms. AV Farms, LP

BRR. Black River Ranch

C&A. C&A Rollover Company, LLC

CODM. Chief Operating Decision Maker

E&P. Exploration and Production

EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization

FCF. Free Cash Flow

GAAP. Generally Accepted Accounting Principles

Geneses. Geneses Water, L.P.

IRA 2022. Inflation Reduction Act of 2022

ISE. ISE Chemicals Corporation

MidCon. Midcontinent

MVC. Minimum Volume Commitment

NOLs. Net Operating Losses

OPEC/OPEC+. Organization of the Petroleum Exporting Countries (+ allies)

PSU. Performance Share Unit

ROA. Return on assets

ROFR. Right of First Refusal

ROW. Right-of-way

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East and elsewhere, including military conflict involving Iran, instability in Venezuela, economic uncertainty as a result of changing trade policies, disruptions in global oil and gas markets and inflation and elevated interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by military conflict in the Middle East involving Iran and the resumption of sales of previously sanctioned oil from Venezuela and Russia;
●	impacts related to changing United States (“U.S.”) and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political or economic conditions, generally, and in the markets we serve, including the rate of inflation and potential economic recession;
●	changes in safety, health, environmental and other governmental policy and regulation;
●	the enactment or promulgation of new laws or regulations or changes or modifications in existing laws, regulations, rules or governmental policies with respect to taxation;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the banking industry and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;

●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings, governmental regulations and policies, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater and produced water transfer, chemicals, carbon pricing, pipeline construction, emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Permian Basin region;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022 (“IRA 2022”), which may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our Exploration and Production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our Sustainability-Linked Credit Facility (as defined herein) or future debt instruments;
●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and continued hostilities in the Middle East, including military conflict involving Iran and any potential conflict with Venezuela;
●	information technology failures or cyberattacks;

●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$33,396	$18,084
Accounts receivable trade, net of allowance for credit losses of $4,798 and $4,801, respectively	319,867	263,965
Accounts receivable, related parties	57	63
Inventories	47,996	34,278
Prepaid expenses and other current assets	34,821	37,996
Total current assets	436,137	354,386
Property and equipment	1,796,566	1,629,406
Accumulated depreciation	(770,358)	(717,223)
Total property and equipment, net	1,026,208	912,183
Right-of-use assets, net	28,812	28,708
Goodwill	48,485	48,485
Other intangible assets, net	108,038	106,204
Deferred tax assets, net	45,849	48,881
Investments in unconsolidated entities	77,140	78,234
Other long-term assets	17,072	18,531
Total assets	$1,787,741	$1,595,612
Liabilities and Equity
Current liabilities
Accounts payable	$63,304	$49,682
Accrued accounts payable	49,309	46,275
Accounts payable and accrued expenses, related parties	3,422	3,634
Accrued salaries and benefits	26,512	17,702
Accrued insurance	16,732	22,272
Sales tax payable	2,906	2,435
Accrued expenses and other current liabilities	39,044	37,549
Current operating lease liabilities	11,355	14,247
Current portion of long-term debt	63,150	31,250
Current portion of finance lease obligations	641	650
Total current liabilities	276,375	225,696
Long-term tax receivable agreements liabilities	50,095	43,421
Long-term operating lease liabilities	20,368	21,533
Long-term debt, net	196,439	285,043
Other long-term liabilities	106,944	92,852
Total liabilities	650,221	668,545
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 127,073,462 and 104,884,902 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,271	1,049
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 11,158,101 and 16,221,101 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	112	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,203,251	989,329
Accumulated deficit	(155,283)	(184,924)
Total stockholders’ equity	1,049,351	805,616
Noncontrolling interests	88,169	121,451
Total equity	1,137,520	927,067
Total liabilities and equity	$1,787,741	$1,595,612

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Water Infrastructure	$101,614	$80,855	$198,350	$153,246
Water Services	198,153	215,660	389,384	441,308
Chemical Technologies	96,040	67,700	174,031	144,045
Total revenue	395,807	364,215	761,765	738,599
Costs of revenue
Water Infrastructure	42,419	36,211	84,771	69,704
Water Services	152,654	173,312	302,108	355,030
Chemical Technologies	76,668	55,885	139,798	120,613
Depreciation, amortization and accretion	47,225	41,054	92,967	79,729
Total costs of revenue	318,966	306,462	619,644	625,076
Gross profit	76,841	57,753	142,121	113,523
Operating expenses
Selling, general and administrative	41,178	38,935	81,729	76,367
Depreciation and amortization	1,209	1,918	2,330	2,843
Impairments and abandonments	239	1,477	5,947	2,625
Lease abandonment costs	(129)	(2)	(197)	722
Total operating expenses	42,497	42,328	89,809	82,557
Income from operations	34,344	15,425	52,312	30,966
Other income (expense)
Gain on sales of property and equipment and divestitures, net	164	6,503	569	7,868
Interest expense, net	(5,021)	(5,645)	(10,928)	(10,521)
Other	5	92	(306)	421
Income before income tax expense and equity in losses of unconsolidated entities	29,492	16,375	41,647	28,734
Income tax expense	(6,360)	(4,521)	(8,793)	(7,415)
Equity in losses of unconsolidated entities	(570)	(183)	(860)	(88)
Net income	22,562	11,671	31,994	21,231
Less: net income attributable to noncontrolling interests	(1,527)	(1,024)	(2,353)	(2,345)
Net income attributable to Select Water Solutions, Inc.	$21,035	$10,647	$29,641	$18,886

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.17	$0.10	$0.25	$0.19
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.17	$0.10	$0.25	$0.18
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$22,562	$11,671	$31,994	$21,231
Comprehensive income	22,562	11,671	31,994	21,231
Less: comprehensive income attributable to noncontrolling interests	(1,527)	(1,024)	(2,353)	(2,345)
Comprehensive income attributable to Select Water Solutions, Inc.	$21,035	$10,647	$29,641	$18,886

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2026 and 2025 (unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2025	104,884,902	$1,049	16,221,101	$162	$989,329	$(184,924)	$805,616	$121,451	$927,067
Issuance of shares for underwritten offering	15,784,315	158	—	—	184,892	—	185,050	8,283	193,333
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	5,063,000	50	(5,063,000)	(50)	37,328	—	37,328	(40,513)	(3,185)
Equity-based compensation	—	—	—	—	12,784	—	12,784	1,417	14,201
Issuance of restricted shares	1,047,027	10	—	—	1,941	—	1,951	(1,951)	—
Cashless exercise of options	136,404	1	—	—	1,184	—	1,185	—	1,185
Repurchase of common stock	(668,672)	(6)	—	—	(8,514)	—	(8,520)	(904)	(9,424)
Restricted shares forfeited	(26,415)	—	—	—	(164)	—	(164)	164	—
Performance shares vested	852,901	9	—	—	521	—	530	(530)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	500	500
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(15,723)	—	(15,723)	—	(15,723)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(327)	—	(327)	—	(327)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(2,101)	(2,101)
Net income	—	—	—	—	—	29,641	29,641	2,353	31,994
Balance as of June 30, 2026	127,073,462	$1,271	11,158,101	$112	$1,203,251	$(155,283)	$1,049,351	$88,169	$1,137,520

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	5,775	—	5,775	904	6,679
Issuance of restricted shares	1,114,855	11	—	—	1,147	—	1,158	(1,158)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Repurchase of common stock	(576,430)	(6)	—	—	(6,139)	—	(6,145)	(507)	(6,652)
Restricted shares forfeited	(41,682)	—	—	—	(43)	—	(43)	43	—
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(14,132)	—	(14,132)	—	(14,132)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(361)	—	(361)	—	(361)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(2,271)	(2,271)
Net income	—	—	—	—	—	18,886	18,886	2,345	21,231
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119

The accompanying notes to consolidated financial statements are an integral part of these financial statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2026 and 2025 (unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2026	121,847,518	$1,218	16,221,101	$162	$1,166,419	$(176,318)	$991,481	$128,152	$1,119,633
Issuance of shares for underwritten offering	—	—	—	—	(69)	—	(69)	(6)	(75)
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	5,063,000	50	(5,063,000)	(50)	37,328	—	37,328	(40,513)	(3,185)
Issuance of shares for acquisitions
Equity-based compensation	—	—	—	—	7,665	—	7,665	711	8,376
Issuance of restricted shares	182,352	2	—	—	1,163	—	1,165	(1,164)	1
Cashless exercise of options	67,793	1	—	—	586	—	587	—	587
Repurchase of common stock	(67,422)	—	—	—	(978)	—	(978)	(230)	(1,208)
Restricted shares forfeited	(19,779)	—	—	—	(158)	—	(158)	158	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	500	500
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(8,538)	—	(8,538)	—	(8,538)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(167)	—	(167)	—	(167)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(966)	(966)
Net income	—	—	—	—	—	21,035	21,035	1,527	22,562
Balance as of June 30, 2026	127,073,462	$1,271	11,158,101	$112	$1,203,251	$(155,283)	$1,049,351	$88,169	$1,137,520

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of March 31, 2025	103,884,767	$1,039	16,221,101	$162	$989,785	$(197,908)	$793,078	$123,871	$916,949
Equity-based compensation	—	—	—	—	2,766	—	2,766	432	3,198
Issuance of restricted shares	374,771	4	—	—	386	—	390	(390)	—
Repurchase of common stock	(32,143)	(1)	—	—	(279)	—	(280)	(5)	(285)
Restricted shares forfeited	(41,682)	—	—	—	(43)	—	(43)	43	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,103)	—	(7,103)	—	(7,103)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(175)	—	(175)	—	(175)
Class B common stock ($0.07 per share)	—	—	—	—		—	—	(1,136)	(1,136)
Net income	—	—	—	—	—	10,647	10,647	1,024	11,671
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$31,994	$21,231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	95,297	82,572
Deferred tax expense	8,806	6,958
Gain on disposal of property and equipment and divestitures	(569)	(7,868)
Equity in losses of unconsolidated entities	860	88
Credit loss expense	285	1,222
Amortization and write off of debt issuance costs	829	1,403
Inventory adjustments	137	20
Equity-based compensation	14,201	6,679
Impairments and abandonments	5,947	2,625
Other operating items, net	1,268	1,153
Changes in operating assets and liabilities
Accounts receivable	(56,181)	(28,809)
Prepaid expenses and other assets	(9,709)	4,123
Accounts payable and accrued liabilities	3,813	(13,872)
Net cash provided by operating activities	96,978	77,525
Cash flows from investing activities
Purchase of property and equipment	(149,396)	(127,833)
Equity-method and preferred stock investments	(500)	(72,059)
Acquisitions, net of cash received	(42,202)	(17,205)
Proceeds received from sales of property and equipment	2,354	9,603
Net cash used in investing activities	(189,744)	(207,494)
Cash flows from financing activities
Borrowings from revolving line of credit	43,500	65,000
Payments on revolving line of credit	(113,500)	(125,000)
Borrowings from long-term debt	12,992	250,000
Payments on long-term debt	(54)	—
Payments of finance lease obligations	(319)	(313)
Payment of debt issuance costs	(101)	(7,867)
Net proceeds from underwritten offering	191,630	—
Dividends and distributions paid	(18,328)	(16,873)
Payments under tax receivable agreements	—	(77)
Contributions from noncontrolling interests	500	2,875
Repurchase of common stock	(8,239)	(6,577)
Net cash provided by financing activities	108,081	161,168
Effect of exchange rate changes on cash	(3)	9
Net increase in cash and cash equivalents	15,312	31,208
Cash and cash equivalents, beginning of period	18,084	19,978
Cash and cash equivalents, end of period	$33,396	$51,186
Supplemental cash flow disclosure:
Cash paid for interest	$14,414	$10,152
Cash (refunds) paid for income taxes, net	$(58)	$1,352
Supplemental disclosure of noncash investing activities:
Property and equipment obtained through assumption of contract liabilities	$14,000	$—
Property and equipment obtained by assuming liabilities	$—	$800
Capital expenditures included in accounts payable and accrued liabilities	$35,610	$50,256

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Water Solutions, Inc. (“we,” “Select Inc.,” “Select” or the “Company”), formerly Select Energy Services, Inc., was incorporated as a Delaware corporation on November 21, 2016. On May 8, 2023, Select Energy Services, Inc.’s Fifth Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware which, among other things, changed the name of the Company from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect its strategic focus as a water-focused company. We retained our stock ticker “WTTR” trading on the New York Stock Exchange and announced on August 14, 2025 our dual listing on NYSE Texas, Inc. The Company is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

We are a leading provider of sustainable water and chemical solutions to the energy industry. These solutions are supported by our water infrastructure assets, chemical manufacturing and water treatment and recycling capabilities.

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

Class A and Class B common stock:  As of June 30, 2026, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) and Class B common stock, par value $0.01 per share (“Class B common stock”) are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

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

This Quarterly Report relates to the three and six months ended June 30, 2026 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2025 (the “Prior Quarter” and the “Prior

Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on February 18, 2026, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

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

The change in the allowance for credit losses is as follows:

Six months ended June 30, 2026
(in thousands)
Balance as of December 31, 2025	$4,801
Increase to allowance based on a percentage of revenue	1,536
Adjustment based on aged receivable analysis	(1,250)
Charge-offs	(289)
Balance as of June 30, 2026	$4,798

Asset retirement obligations:  The Company’s AROs relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. The following table describes the changes to the Company’s ARO liability for the Current Period:

Six months ended June 30, 2026
(in thousands)
Balance as of December 31, 2025	$84,568
Accretion expense	2,569
Acquired AROs	1,240
Assumed AROs	5,872
Settlements	(1,504)
Balance as of June 30, 2026	$92,745

Short-term ARO liability	11,522
Long-term ARO liability	81,223
Balance as of June 30, 2026	$92,745

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$137	$37	$271	$78
Sublease income	Lease abandonment costs and Costs of revenue	738	538	1,424	1,025

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: The Company sponsors the Select Water Solutions, Inc. 401(k) Plan for the benefit of substantially all employees of the Company. The Company incurred match expense of $1.8 million, $1.3 million, $3.6 million and $3.2 million in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During 2025, the Company incurred $1.5 million of severance expense in connection with the termination of certain former management employees related to a reorganization and $0.1 million is included in accrued salaries and benefits as of June 30, 2026.

Dividends: During the Current Period, the Company paid $15.7 million in dividends accounted for as a reduction to additional paid-in capital, $2.1 million of distributions accounted for as a reduction to noncontrolling interests and $0.5 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Period. As of June 30, 2026, the Company had $0.6 million in dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment includes the operations of the Company’s Peak Rentals business.

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

Equity Investments: For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of June 30, 2026, the Company had four equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

Our investments in unconsolidated entities are summarized below:

		Year		As of June 30,	As of December 31,
Investment	Ownership %	Attained	Accounting method	2026	2025

				(in thousands)
Water Infrastructure
AV Farms, LP	39%	2025	Equity-method	$70,266	$70,965
AquaNyx Midstream LP	47%	2021	Equity-method	2,744	2,753
Water Services
ESG Solutions Group, Inc.	20%	2020	Equity-method	4,130	4,104
ICE Thermal, Inc.(1)	35%	2021	Equity-method	—	412
Total investment in unconsolidated entities				$77,140	$78,234
(1)	In the Current Period, cumulative losses in excess of the Company’s investment resulted in no investment balance.

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

NOTE 3—ACQUISITIONS

The following table presents key information connected with our 2026 and 2025 acquisitions (in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Other Consideration	Value of Shares Issued	Total Consideration	Segments
Lease buyouts	June 30, 2026	—	$10,200	$—	$—	$10,200	Water Services
Smaller Asset Acquisitions	Multiple 2026 Dates	—	4,035	—	—	4,035	Water Infrastructure
Black River Ranch	May 1, 2026	—	18,579	—	—	18,579	Water Infrastructure
Reeves County Acquisition	May 1, 2026	—	9,464		—	9,464	Water Infrastructure
Smaller Asset Acquisition	January 8, 2026	—	175	—	—	175	Water Services
Eight Smaller Asset Acquisitions	Multiple 2025 Dates	—	25,432	—	—	25,432	Water Infrastructure
Lease buyout	August 29, 2025	—	7,537	—	—	7,537	Corporate-Other
Omni	July 1, 2025	862,069	17,747	20,757	7,664	46,168	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	—	1,725	—	—	1,725	Water Services
Total		862,069	$94,894	$20,757	$7,664	$123,315

2026 Asset Acquisitions

On June 25, 2026, the Company paid $10.2 million to terminate operating leases for three facilities and acquire the underlying real property. See Note 6 – Property and Equipment for more information.

On May 29, 2026, the Company acquired a saltwater disposal facility and related assets located in Lea County, New Mexico for $4.0 million in cash. The acquired assets include an operational SWD, integrated disposal infrastructure, equipment, office building, and associated contracts, permits, and leases necessary to support disposal operations. The purchase price was allocated primarily to property and equipment of $4.9 million, with $0.9 million of asset retirement obligations and other liabilities. This acquisition expands the Company’s disposal capacity in northern Lea County and is expected to support increased customer activity and infrastructure development in the region.

On May 1, 2026, a subsidiary of the Company acquired the Black River Ranch (“BRR”) in Eddy County, New Mexico for a purchase price of $18.6 million. The BRR encompasses 4,463 total acres, including 3,753 acres of fee land and 710 acres of federal grazing lease land. Additionally, the BRR includes 1,800 acre feet of annual water rights. The acquired assets have generated revenue from the sale of water since the acquisition date. The acquisition was funded with a combination of cash on hand and a $13.0 million agricultural loan bearing interest at 6.35%, with a maturity date of May 1, 2031. (See “Note 8—Debt”). The allocation of the purchase price for these assets was $10.4 million in indefinite-lived water rights and $8.2 million in land. The acquisition is expected to support the Company’s Water Infrastructure segment through water sales and by simplifying ROWs related to ongoing infrastructure projects and provide the potential for future recycling, disposal and other related infrastructure development opportunities.

Additionally on May 1, 2026, a subsidiary of the Company acquired a saltwater disposal facility and related assets located in Reeves County, Texas for total cash consideration of $9.5 million. The acquired assets include a fully operational SWD with permitted capacity of approximately 30,000 barrels per day, approximately 33 acres of real property, freshwater wells and pits, and related permits and contracts necessary to operate the facility. The allocation of the purchase price for these assets was $10.2 million in fixed assets and $0.7 million in asset retirement obligations and other liabilities. The acquisition expands the Company’s disposal capacity in the Permian Basin and supports its broader water infrastructure operations in the region.

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

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction was accounted for as a business combination under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805. The Company engaged third-party valuation experts to assist in the purchase price allocation for the net assets received. These estimates, judgments, assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of June 30, 2026. The Company also used a third-party analysis for the valuation of property and equipment divested, which resulted in a $14.9 million remeasurement gain in our Water Services segment. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill recognized represents the anticipated strategic benefits of expanding Select’s fluids and solids treatment and disposal capabilities in the Bakken region, as well as the expected operational synergies and economies of scale from integrating Select’s existing assets and operations with those acquired from Omni. The Company incurred less than $0.1 million of transaction-related costs related to this acquisition during both the Current Quarter and Current Period and $0.9 million during both the Prior Quarter and Prior Period, and such costs are included in selling, general and administrative expenses within the consolidated statements of operations.

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition:

Final purchase price allocation	Amount
Consideration transferred	(in thousands)
Cash paid	$17,747
Class A common stock (862,069 shares)	7,664
Property and equipment ($5,686 carrying value with $14,924 step-up)	20,610
Other assets and liabilities transferred/assumed	147
Total consideration transferred	46,168
Less: identifiable assets acquired and liabilities assumed
Working capital	(7,020)
Property and equipment	26,466
Long-term ARO	(3,548)
Total identifiable net assets acquired	15,898
Goodwill	30,270
Fair value allocated to net assets acquired	$46,168

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

NOTE 4—REVENUE

The Company follows ASC 606, Revenue from Contracts with Customers, for most revenue recognition, which provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model only to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. The accommodations and rentals revenue continues to be guided by ASC 842 – Leases, which is discussed further below.

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

Within the Water Infrastructure segment, we have contracts containing acreage dedications, areas of mutual interest (“AMIs”), wellbore dedications and minimum volume commitments (“MVCs”). Acreage dedications are longer-term contracts pursuant to which a customer dedicates certain activities or volumes to Select within a defined set of the customer’s leased acreage, typically committing to us all water demanded by future wells they complete or produced from current and future wells that they operate, and we commit to provide, gather, recycle or dispose such water volumes. AMI arrangements similarly are defined by a geographic right to current and future customer volumes, though AMIs may encompass a broader geographic area beyond a customer’s existing leasehold acreage. Wellbore dedications are similar to acreage dedications; however, they limit the contractual obligations to a defined set of existing or future wells. Under our MVC agreements, our customers guarantee to deliver certain minimum volumes of produced water to our pipeline networks at an agreed-upon fee or pay a deficiency fee for the minimum volume that is not met for a specified period. In most cases, these contracts are covenant to the land and assets they encompass.

The following table presents supplementary information regarding accounts receivable arising from rental agreements, accounts receivable related to contracts with customers and contract liabilities associated with contracts with customers. The Company did not have any contract assets during the periods presented. Contract liabilities of $1.8 million, $0.5 million, $2.3 million and $1.1 million at the beginning of the period were recognized as revenue during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

	As of June 30,	As of December 31,
	2026	2025

	(in thousands)

Trade Accounts Receivable - Lease Arrangements (ASC 842)(1)	$25,246	$29,523
Trade Accounts Receivable - Revenue (ASC 606)(1)	294,678	234,505
Contract liabilities - Revenue (ASC 606)	(14,313)	(2,815)
(1)	Trade accounts receivable is net of the allowance for credit losses and includes related party receivables.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for its accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. The average lease term is less than three months and as of June 30, 2026, there were no material rental agreements in effect lasting more than one year. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $27.0 million, $19.9 million, $48.4 million and $40.8 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance. The Company had $33.2 million and $31.2 million of in-service and deployed machinery and equipment supporting rental income activities as of June 30, 2026 and December 31, 2025, respectively.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of June 30, 2026, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Geographic Region
Permian Basin	$215,508	$187,293	$411,539	$367,136
Rockies	47,386	39,041	88,410	88,626
Marcellus/Utica	42,908	44,466	84,633	87,021
Eagle Ford	32,076	36,019	59,272	78,713
Mid-Continent	26,393	23,162	53,589	47,746
Haynesville/E. Texas	21,241	12,688	41,578	27,948
Bakken	14,612	25,389	29,427	48,053
Eliminations and other regions	(4,317)	(3,843)	(6,683)	(6,644)
Total	$395,807	$364,215	$761,765	$738,599

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 89%, 87%, 88% and 85% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Rockies and Marcellus/Utica, which collectively comprised 80%, 73%, 79% and 73% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, MidCon and Haynesville, which collectively comprised 87%, 79%, 88% and 79% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Non-cash consideration

As part of a long-term agreement to receive and transport water that was executed in the Current Quarter, the Company received non-cash consideration in the form of saltwater disposal assets. The assets were measured at fair value at contract inception and included in the transaction price in accordance with ASC 606. Upon receipt, the Company recorded $14.0 million in property and equipment and a corresponding contract liability of $12.3 million, representing its obligation to provide future services. The Company also recorded $1.7 million of liabilities for required initial repairs. The contract liability will be recognized as revenue over the term of the agreement using a units-of-production method based on actual volumes transported, which reflects the pattern in which the customer receives and consumes the benefits of the services.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale, are valued at the lower of cost or net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	June 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$37,055	$27,402
Finished goods	10,941	6,876
Total	$47,996	$34,278

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of less than $0.1 million, less than $0.1 million, $0.1 million and less than $0.1 million, respectively. Net charges to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.1 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in thousands)
Machinery and equipment	$574,611	$561,560
Gathering and disposal infrastructure	466,695	418,044
Pipelines	262,302	226,303
Recycling facilities	184,521	168,714
Buildings and leasehold improvements	115,444	108,872
Land	54,931	46,412
Computer equipment and software	7,796	8,260
Vehicles and equipment	5,335	7,247
Machinery and equipment - finance lease	3,137	3,137
Office furniture and equipment	1,208	1,213
Computer equipment and software - finance lease	815	824
Construction in progress	119,771	78,820
	1,796,566	1,629,406
Less accumulated depreciation(1)	(770,358)	(717,223)
Total property and equipment, net	$1,026,208	$912,183
(1)	Includes $1.9 million and $1.6 million of accumulated depreciation related to finance leases as of June 30, 2026 and December 31, 2025, respectively.

During the Current Quarter, the Company paid $10.2 million to terminate operating leases for three facilities and acquire the underlying real property. One facility is located in East Texas, and the other two are located in South Texas. Upon completion of the transactions, the Company derecognized the related operating lease right-of-use assets and lease liabilities and recorded the acquired land and buildings within property and equipment. Amounts allocated to buildings will be depreciated over their estimated useful lives in accordance with the Company’s accounting policies.

During the Current Quarter, the Company recognized $0.2 million in impairments and abandonments related to the abandonment of a SWD well in the Bakken region of the Water Infrastructure segment. During the Prior Quarter, the Company recognized $1.5 million in impairments and abandonments, consisting of $1.3 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets and $0.2 million in the Water Infrastructure segment related to the abandonment of property and equipment.

During the Current Period, the Company recognized $5.9 million in impairments and abandonments primarily related to the abandonment of a SWD well in the Haynesville region of the Water Infrastructure segment. During the Prior Period, the Company recognized $2.6 million in impairments and abandonments, consisting of $1.3 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets, $0.6 million in the Water Services segment related to the relocation of operations from a leased facility and $0.7 million in the Water Infrastructure segment primarily associated with the termination of a disposal lease.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in “Note 7— Other Intangible Assets” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Category
Depreciation expense from property and equipment	$42,561	$37,376	$83,602	$71,420
Amortization expense from finance leases	180	182	361	351
Amortization expense from intangible assets	4,386	4,378	8,765	8,756
Accretion expense from asset retirement obligations	1,307	1,036	2,569	2,045
Total depreciation, amortization and accretion	$48,434	$42,972	$95,297	$82,572

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded no adjustments to goodwill during the Current Period and $30.3 million of goodwill during 2025 (See “Note 3—Acquisitions”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The changes in the carrying amounts of goodwill by reportable segment for the Current Period are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2025	$47,047	$1,438	$48,485
Additions	—	—	—
Balance as of June 30, 2026	$47,047	$1,438	$48,485

During the Current Quarter, the Company added $10.4 million of indefinite-lived water rights in connection with the BRR asset acquisition (See “Note 3—Acquisitions”). The components of other intangible assets, net as of June 30, 2026 and December 31, 2025 are as follows:

	As of June 30, 2026			As of December 31, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$187,230	$(99,314)	$87,916	$187,230	$(91,596)	$95,634
Patents and other intellectual property	14,272	(10,829)	3,443	14,272	(10,060)	4,212
Water rights	1,925	(951)	974	1,750	(673)	1,077
Total definite-lived	203,427	(111,094)	92,333	203,252	(102,329)	100,923
Indefinite-lived
Water rights	15,705	—	15,705	5,281	—	5,281
Total indefinite-lived	15,705	—	15,705	5,281	—	5,281
Total other intangible assets, net	$219,132	$(111,094)	$108,038	$208,533	$(102,329)	$106,204

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.9 years, 9.9 years and 4.4 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 7.3 years, 4.8 years and 2.9 years, respectively, as of June 30, 2026. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2026	$8,677
2027	16,940
2028	14,672
2029	14,131
2030	11,742
Thereafter	26,171
Total	$92,333

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

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of June 30, 2026, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $264.0 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

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

 The Company had $250.0 million and $320.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $264.0 million and $235.1 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $19.6 million as of both June 30, 2026 and December 31, 2025. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $244.4 million as of June 30, 2026.

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

The Company was in compliance with all debt covenants as of June 30, 2026.

Agricultural loan

On May 1, 2026, a subsidiary of the Company acquired the BRR in Eddy County, New Mexico (See “Note 3—Acquisitions”). This acquisition was funded with a combination of cash on hand and a $13.0 million agricultural loan bearing interest at 6.35%, with a maturity date of May 1, 2031. In connection with the agricultural loan, the Company incurred $0.1 million of debt issuance costs during the Current Quarter.

The principal maturities of debt outstanding as of June 30, 2026 were as follows:

	Amount
	(in thousands)
	Agricultural Loan	Term Loan	Total
Remainder of 2026	$325	$31,250	$31,575
2027	650	62,500	63,150
2028	650	62,500	63,150
2029	650	62,500	63,150
2030	650	31,250	31,900
2031	10,013	—	10,013
Total	$12,938	$250,000	$262,938
Less: Debt issuance costs	(98)	(3,251)	(3,349)
Less: Current portion of long-term debt	(650)	(62,500)	(63,150)
Long-term debt, net	$12,190	$184,249	$196,439

Interest rate as of June 30, 2026	6.35%	6.85%

Unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, were $6.0 million and $6.7 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan and agricultural loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.4 million, $0.4 million, $0.8 million and $0.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

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

NOTE 10—EQUITY-BASED COMPENSATION

As of June 30, 2026, there were 7,325,841 shares available for issuance as future equity awards under the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”).

Stock Option Awards

The Company has outstanding stock option awards as of June 30, 2026 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the six months ended June 30, 2026
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	856,092	$21.98	1.7	$302
Other	10,075	14.89	0.6
Exercised	(136,404)	8.69
Expired	(5,334)	20.00		—
Ending balance, outstanding	724,429	$24.40	1.4	$366
Ending balance, exercisable	724,429	$24.40	1.4	$366
Nonvested as of June 30, 2026	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $19.98 and $10.52 as of June 30, 2026 and December 31, 2025, respectively.

All equity-based compensation expense related to stock options has been previously recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.9 million, $3.4 million, $6.9 million and $6.4 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of June 30, 2026, there was $20.2 million of unrecognized compensation expense with a weighted-average remaining life of 2.0 years related to unvested restricted stock awards.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the six months ended June 30, 2026
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2025	2,245,950	$9.41
Granted	1,047,027	14.11
Vested	(995,928)	14.37
Forfeited	(26,415)	16.29
Nonvested as of June 30, 2026	2,270,634	$9.32

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

The fair value on the date the PSUs were granted during 2026, 2025 and 2024 was $14.0 million, $5.4 million and $5.2 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $4.5 million, a credit to compensation expense of $0.2 million, compensation expense of $7.3 million and compensation expense of $0.3 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of June 30, 2026, the unrecognized compensation cost related to our unvested PSUs is estimated to be $17.2 million and is expected to be recognized over a weighted-average period of 2.4 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2025	1,678,541
Target shares granted	954,766
Target shares vested (1)	(852,901)
Adjustment for performance factor(1)	95,653
Target shares forfeited (1)	(39,856)
Target shares outstanding as of June 30, 2026	1,836,203

(1)	The PSUs granted in 2023 related to ROA and free cash flow (“FCF”) vested at 124% and 90% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 67,422 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under both the 2024 Plan and the Select Energy Services, Inc. 2016 Equity Incentive Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease to paid-in capital of $1.2 million and a decrease to Class A common stock of $1,000. In the Prior Quarter, the Company repurchased 32,143 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

During the Current Period, the Company repurchased 668,672 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under both the 2024 Plan and the Select Energy Services, Inc. 2016 Equity Incentive Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease to paid-in capital of $9.4 million and a decrease to Class A common stock of $7,000. In the Prior Period, the Company repurchased 576,430 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Period or Prior Period.

The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to our open-market share repurchase program.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the three months ended June 30, 2026 or the year ended December 31, 2025.

As discussed in Note 4—Revenue, the Company received saltwater disposal assets as noncash consideration under a long-term customer agreement and recorded the assets at fair value using Level 3 inputs, with a corresponding contract liability and related day-one repair liabilities.

Other fair value considerations

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of June 30, 2026 and December 31, 2025 due to the short-term nature of these instruments. The carrying value of debt as of June 30, 2026 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.1 million and purchases from related-party vendors were $6.2 million. These purchases consisted of $4.7 million relating to the rental of certain equipment or other services used in operations, $0.7 million relating to management, consulting and other services, $0.4 million relating to inventory and consumables and $0.4 million relating to property and equipment.

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

During the Current Period, sales to related parties were $0.2 million and purchases from related-party vendors were $12.6 million. These purchases consisted of $9.4 million relating to the rental of certain equipment or other services used in operations, $1.6 million relating to management, consulting and other services, $1.0 million relating to inventory and consumables and $0.6 million relating to property and equipment.

During the Prior Period, sales to related parties were $0.2 million and purchases from related-party vendors were $15.4 million. These purchases consisted of $10.5 million relating to the rental of certain equipment or other services used in operations, $2.4 million relating to management, consulting and other services, $1.9 million relating to inventory and consumables and $0.5 million relating to property and equipment.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two TRAs with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of June 30, 2026, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

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

The Company has recognized a liability associated with the TRAs as of June 30, 2026 and December 31, 2025 of $50.1 million and $43.4 million, respectively, because the likelihood of a payment to be made under the TRAs has been determined to be probable as of both June 30, 2026 and December 31, 2025. The increase in the Current Quarter is due to the exchange of 5,063,000 SES Holdings LLC Units (and corresponding shares of Class B common stock) for an equivalent number of shares of Class A common stock that occurred during the Current Quarter. In connection with such exchange, the corresponding shares of Class B common stock were cancelled.

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

NOTE 13—INCOME TAXES

The Company’s income tax information is presented in the table below. The effective tax rate is different than the 21% U.S. federal income tax rate due to net income allocated to noncontrolling interests, state income taxes, income tax credits and nondeductible items. The effective tax rates in the table below are calculated excluding equity in losses of unconsolidated entities, for which there is no income tax expense.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Current income tax (benefit) expense	$(52)	$49	$(13)	$457
Deferred income tax expense	6,412	4,472	8,806	6,958
Total income tax expense	$6,360	$4,521	$8,793	$7,415
Effective Tax Rate	21.6%	27.6%	21.1%	25.8%

          The Company regularly reviews its deferred tax assets for realization and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of June 30, 2026.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(3,757)	$(2,275)
Noncontrolling interests attributable to holders of Class B common stock	91,926	123,726
Total noncontrolling interests	$88,169	$121,451

During the Current Quarter, the Company received a $0.5 million cash contribution from a noncontrolling interest for ongoing operations.

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Six months ended June 30,
	2026	2025

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$29,641	$18,886
Transfers from noncontrolling interests:
Decrease in additional paid-in capital from reallocation to Class B holders in connection with underwritten offering	(8,283)	—
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	1,787	1,115
Increase in additional paid-in capital as a result of vested PSUs	530	406
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	904	507
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B Common Stock) for shares of Class A Common Stock	40,513	—
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$65,092	$20,914

Variable Interest Entity (“VIE”)

Noncontrolling interests deficit of $3.8 million as of June 30, 2026, relate to the Company’s approximate 50% ownership in a consolidated subsidiary formed in 2022 to provide water-related services in support of wildfire response efforts. The entity is considered a VIE and has been consolidated since formation, as the Company is deemed the primary beneficiary. In addition to its equity contributions, the Company had an outstanding loan balance of $4.5 million due from the subsidiary and an intercompany receivable of $3.2 million as of June 30, 2026; both amounts are eliminated in consolidation.

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

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 692,074, 999,050, 692,074 and 720,953 shares of Class A common stock, representing 96%, 100%, 96% and 72% of the total outstanding options at period end, for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

During the Current Quarter, certain holders of SES Holdings LLC Units exchanged 5,063,000 SES Holdings LLC Units (and corresponding shares of Class B common stock) for an equivalent number of shares of Class A common stock. In connection with such exchange, the corresponding shares of Class B common stock were cancelled. The exchanges were accounted for as equity transactions and resulted in a reclassification within stockholders’ equity with no impact on total stockholders’ equity. The incremental number of shares of Class A common stock are reflected in the Current Quarter and Current Period weighted-average share calculations in the tables below.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended June 30, 2026			Three months ended June 30, 2025

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$22,562			$11,671
Net income attributable to noncontrolling interests	(1,527)			(1,024)
Net income attributable to Select Water Solutions, Inc. — basic	$21,035	$21,035	$—	$10,647	$10,647	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	22	22	—	9	9	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	24	24	—	18	18	—
Net income attributable to Select Water Solutions, Inc. — diluted	$21,081	$21,081	$—	$10,674	$10,674	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		123,146,866	12,733,751		101,527,407	16,221,101
Dilutive effect of restricted stock		1,098,041	—		433,194	—
Dilutive effect of performance share units		1,171,489	—		900,075	—
Dilutive effect of stock options		16,355	—		—	—
Weighted-average shares of common stock outstanding — diluted		125,432,751	12,733,751		102,860,676	16,221,101
Income per share:
Basic		$0.17	$—		$0.10	$—
Diluted		$0.17	$—		$0.10	$—

	Six months ended June 30, 2026			Six months ended June 30, 2025

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$31,994			$21,231
Net income attributable to noncontrolling interests	(2,353)			(2,345)
Net income attributable to Select Water Solutions, Inc. — basic	$29,641	$29,641	$—	$18,886	$18,886	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	39	39	—	29	29	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	44	44	—	36	36	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	2	2	—
Net income attributable to Select Water Solutions, Inc. — diluted	$29,725	$29,725	$—	$18,953	$18,953	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		116,682,176	14,467,792		101,161,203	16,221,101
Dilutive effect of restricted stock		1,095,404	—		831,622	—
Dilutive effect of performance share units		1,254,894	—		1,024,541	—
Dilutive effect of stock options		21,908	—		42,933	—
Weighted-average shares of common stock outstanding — diluted		119,054,382	14,467,792		103,060,299	16,221,101
Income per share:
Basic		$0.25	$—		$0.19	$—
Diluted		$0.25	$—		$0.18	$—

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended June 30, 2026

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$102,292	$200,749	$96,868	$-	$(4,102)	$395,807
Costs of revenue excluding depreciation, amortization and accretion	(46,236)	(152,674)	(76,933)	-	4,102	(271,741)
Depreciation, amortization and accretion	(28,706)	(16,803)	(1,716)	(1,209)		(48,434)
Selling general and administrative	(4,588)	(7,350)	(4,190)	(25,050)		(41,178)
Other(1)	(584)	91	(12)	(6)		(511)

Net income						$22,562
Interest expense, net						5,021
Tax expense						6,360
Depreciation, amortization and accretion						48,434
EBITDA	$50,884	$40,816	$15,733	$(25,056)		$82,377

Capital expenditures(2)	$59,469	$20,790	$2,884	$179		$83,322

	For the three months ended June 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$81,244	$217,952	$68,300	$-	$(3,281)	$364,215
Costs of revenue excluding depreciation, amortization and accretion	(39,262)	(173,341)	(56,086)	-	3,281	(265,408)
Depreciation, amortization and accretion	(22,252)	(17,089)	(1,713)	(1,918)		(42,972)
Selling general and administrative	(5,356)	(8,943)	(4,583)	(20,053)		(38,935)
Other(1)	4,024	2,371	123	(1,581)		4,937

Net income						$11,671
Interest expense, net						5,645
Tax expense						4,521
Depreciation, amortization and accretion						42,972
EBITDA	$40,650	$38,039	$7,754	$(21,634)		$64,809

Capital expenditures(2)	$60,756	$5,386	$807	$343		$67,292

	For the six months ended June 30, 2026

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$199,626	$393,692	$175,491	$-	$(7,044)	$761,765
Costs of revenue excluding depreciation, amortization and accretion	(91,305)	(302,177)	(140,239)	-	7,044	(526,677)
Depreciation, amortization and accretion	(56,752)	(32,715)	(3,500)	(2,330)		(95,297)
Selling general and administrative	(10,812)	(15,554)	(8,709)	(46,654)		(81,729)
Other(1)	(6,691)	210	72	62		(6,347)

Net income						$31,994
Interest expense, net						10,928
Tax expense						8,793
Depreciation, amortization and accretion						95,297
EBITDA	$90,818	$76,171	$26,615	$(46,592)		$147,012

Capital expenditures(2)	$113,295	$36,974	$4,447	$321		$155,037

	For the six months ended June 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$153,890	$445,899	$144,986	$-	$(6,176)	$738,599
Costs of revenue excluding depreciation, amortization and accretion	(75,362)	(355,083)	(121,078)	-	6,176	(545,347)
Depreciation, amortization and accretion	(42,049)	(34,254)	(3,426)	(2,843)		(82,572)
Selling general and administrative	(11,039)	(17,731)	(9,108)	(38,489)		(76,367)
Other(1)	3,487	2,307	704	(1,644)		4,854

Net income						$21,231
Interest expense, net						10,521
Tax expense						7,415
Depreciation, amortization and accretion						82,572
EBITDA	$70,976	$75,392	$15,504	$(40,133)		$121,739

Capital expenditures(2)	$101,432	$23,790	$2,012	$839		$128,073

(1)	Other includes lease abandonment costs, impairments and abandonments, remeasurement gains, gains or losses on sales of property and equipment, TRAs expense, equity in losses of unconsolidated entities and other income and expenses.
(2)	Amounts above include accruals for capital expenditures.

Total assets by segment as of June 30, 2026 and December 31, 2025, is as follows:

	As of	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Water Infrastructure	$1,046,086	$929,789
Water Services	461,659	435,761
Chemical Technologies	169,158	148,773
Other	110,838	81,289
Total	$1,787,741	$1,595,612

NOTE 17—SUBSEQUENT EVENTS

On July 16, 2026, the Company's board of directors (with Mr. Schmitz recusing himself) approved a total of 1,375,000 stock awards to Mr. Schmitz, comprised of 250,000 shares of time-based restricted stock and 1,125,000 PSUs. The time-based restricted stock will vest as to one-half on July 16, 2028, and as to one-half on October 1, 2028. The PSUs are subject to stock price targets for the Company’s Class A common stock over nine consecutive calendar quarters (beginning on October 1, 2026, and ending on December 31, 2028) and an additional service period requirement through January 1, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026 (our “2025 Form 10-K”) and in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the Securities and Exchange Commission on May 6, 2026 (our “Q1 2026 Form 10-Q”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2025 Form 10-K, our Q1 2026 Form 10-Q and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the three and six months ended June 30, 2026 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2025 (the “Prior Quarter” and the “Prior Period”, respectively).

Overview

We are a leading provider of sustainable water and chemical solutions to the energy industry in the U.S. These solutions are supported by our water infrastructure assets, chemical manufacturing and water treatment and recycling capabilities.

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

Water Infrastructure

During the Current Quarter, we continued executing our strategy of expanding our Water Infrastructure segment as a key component of our long-term growth platform. Our integrated water management systems support operators by providing produced water gathering, transportation, recycling, and disposal services designed to reduce costs to our customers, reduce trucking activity, improve operational reliability, and increase water management efficiency across development programs.

Our infrastructure footprint in the Northern Delaware Basin represents a core area of development for our business. Our in-service and under construction systems in New Mexico in Eddy and Lea counties include approximately 1.7 million barrels per day of active fixed recycling capacity, more than 400 miles of pipeline, and 22.2 million barrels of storage capacity across more than 1.5 million dedicated acres. This interconnected infrastructure network positions us to manage large volumes of produced water and support customer development programs across the region.

Peak Rentals Update

In August 2025, we announced that we had started an evaluation of strategic alternatives for Peak Rentals business within our Water Services segment. Peak Rentals currently includes our accommodations and rentals platform, including distributed power solutions, as well as our well testing and flowback operations. This evaluation includes a range of potential paths forward, including capital structure initiatives and other portfolio optimization opportunities. As of June 30, 2026, no transaction is pending or imminent, and we continue to own 100% of the business. We are continuing to evaluate strategic alternatives for Peak Rentals in the ordinary course; however, there can be no assurance that any particular outcome will ultimately be pursued or completed.

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

Long-Term Contract Revenue

During the Current Quarter, we entered into a long-term produced water transportation agreement with a major operator to design, construct, and operate a new large-scale pipeline system in the Delaware Basin. The agreement includes the largest minimum volume commitment in the Company’s history, totaling approximately 127.75 million barrels over the initial term, and provides for firm long-term throughput supported by deficiency payment provisions. In connection with the agreement, we received ownership of multiple saltwater disposal wells as non-cash consideration, further enhancing our disposal capacity and integrated water infrastructure footprint in the region. This transaction reflects a strategic partnership with a key customer and is expected to strengthen our long-term earnings through contracted volumes and expanded asset integration.

During the Current Quarter, we continued to expand our portfolio of contracted and recurring revenue opportunities through new and amended commercial agreements across our water infrastructure footprint, including produced water takeaway and disposal arrangements, water supply agreements, minimum volume commitments, acreage-wide right-of-first-refusal arrangements and additional delivery point commitments. These included multiple agreements in the Northern Delaware portion of the Permian Basin, including a water treatment and supply agreement with a minimum volume commitment, multiple water sales agreements and several interruptible takeaway arrangements. We also executed a water treatment agreement in the Midland Basin and a produced water disposal agreement in the Bakken with a minimum volume commitment, a disposal agreement in the Northeast with a right-of-first-refusal structure, a disposal agreement in the MidCon region, supported by a four million barrel minimum volume commitment, and an interruptible takeaway arrangement in the Haynesville region. Collectively, these agreements are intended to drive higher utilization of existing infrastructure, support capital-efficient growth and provide greater certainty around future revenue streams.

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

During the Current Quarter, we entered into a definitive agreement with subsidiaries of ISE Chemicals Corporation (“ISE”) providing for the development of commercial-scale iodine extraction and refining facilities utilizing produced water sourced through our Water Infrastructure network across Texas, New Mexico and Oklahoma. Under the agreement, ISE Chemicals would fund, construct, own and operate the facilities, while Select would provide produced water sourcing, transportation, storage, pretreatment, recycling and infrastructure support in exchange for royalty payments. The initial commercial facility is expected to be commissioned in 2027 within our Permian Basin footprint, with the collaboration targeting approximately 3,000 tons of annual iodine production by the end of 2030.

In addition, lithium extraction partnerships across the Haynesville, Midland, and Northern Delaware basins continue to progress, with initial royalty-based revenues currently expected to begin in 2027.

We also continued pilot testing of advanced treatment technologies intended to evaluate beneficial reuse opportunities for produced water in the Permian and DJ basins. These pilot programs are designed to assess the feasibility of converting produced water into resources that could potentially be used in agricultural or other applications.

Market Trends and Outlook

Geopolitical Conflicts

Geopolitical tensions and related hostilities across the Middle East continued during the second quarter of 2026, resulting in increased instability in oil and gas-producing regions as well as in key adjacent shipping lanes and supply chains. These developments have heightened concerns over potential supply disruptions and transportation risks, contributing to volatility in global oil and natural gas prices. In particular, disruptions to maritime traffic through key shipping corridors, including the Strait of Hormuz have adversely affected global energy markets and contributed to volatility and elevated prices for oil and natural gas.

Further, disruptions to maritime traffic through key shipping corridors have caused disruptions to the global chemicals and oil-derived goods markets, reducing supplies and availability worldwide and resulting in increased prices. While we are not reliant on any chemicals or other commodities that are exclusively transported through any single shipping corridor due to our continued focus on domestic sourcing, such global disruptions to commodities markets can have downstream effects in the domestic markets, including elevated domestic prices, reduced supply and business interruptions to our suppliers. While the ultimate duration, impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global chemicals commodities and oil-derived goods markets has the potential to materially adversely affect our business and operations and those of our suppliers.

Additionally, the armed conflict between Ukraine and Russia has continued into 2026. Severe sanctions imposed by the U.S., U.K., European Union and other actors on Russian entities have driven significant volatility in global oil and natural gas prices. U.S. actions in Venezuela, including tanker seizures and a limited military intervention in early 2026, have added uncertainty; as relations stabilize, the potential release of previously sanctioned oil into global markets could depress prices. Changes in sanctions, regimes, waivers, export restrictions or other governmental actions affecting the global energy markets may have a significant effect on hydrocarbon prices. Such commodity swings, combined with higher inflation and interest rates that have raised our cost of capital, have created a more challenging planning environment for us and our customers. The ultimate outcomes remain unpredictable and could materially affect the world economy, customer activity levels, and demand for our services.

Commodity Prices

Industry conditions during the first half of 2026 reflected a relatively disciplined North American upstream activity environment. Commodity prices, while significantly fluctuating in the first half of 2026, remained supportive of development activity, although, even with the recent increases in oil prices following geopolitical tensions in the Middle East, North American operators continued to emphasize capital efficiency, free cash flow generation, and moderated production growth. As a result, drilling and completion activity across key U.S. basins remained generally stable compared to recent periods, with the Permian Basin continuing to represent the primary area of development and the largest concentration of completions activity and associated water handling demand.

Since 2021, OPEC+ countries have instituted production cuts (as well as voluntary production cuts). More recently, however, OPEC+ has announced a phased return of previously curtailed production. OPEC+ may, at its discretion, continue to decrease or increase production, which will continue to impact crude oil and natural gas price volatility. The actions of OPEC+ countries with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production targets may result in volatility in the industry in which we and our customers operate.

Though geopolitical tensions remained elevated across the Middle East, production from OPEC+ countries increased during the Current Quarter as shipments through major oil transit routes, including the Strait of Hormuz partially recovered. However, uncertainty remains regarding the flow of traffic through key shipping lanes as tensions in the Middle East continue. The average price of West Texas Intermediate (“WTI”) crude oil increased in the Current Quarter versus the Prior Quarter due to a combination of factors, including geopolitical developments in the Middle East, heightened trade tensions, global demand, and other various influences and impacts. During the Current Quarter, the average spot price of WTI crude oil was $95.65 versus an average price of $64.57 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.95 versus an average of $3.19 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter decreased relative to the Prior Quarter due to a variety of factors, including easing concerns over near-term supply disruptions and continued strength in domestic natural gas production.

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

Industry Consolidation and Customer Demand for Water Solutions

Demand for produced water gathering, transportation, disposal, and recycling services remained closely linked to industry activity levels and the steady growth in produced water volumes associated with existing production. Produced water generation continues to increase as operators develop longer laterals and higher-intensity completion designs. Additionally, water-to-oil ratios in the Southern Delaware and Northern Delaware Basins are among the highest within the Permian Basin, and even furthermore, across the United States, contributing to growing produced water volumes in the Permian Basin. These structural trends continue to support demand for integrated water management infrastructure, including pipeline gathering systems, disposal capacity, and recycling capabilities.

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

How We Generate Revenue

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $117.5 million, $124.4 million, $232.9 million and $253.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $83.7 million, $79.7 million, $164.7 million and $159.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $73.0 million, $58.8 million, $139.5 million and $123.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominantly fuel and freight. We incurred fuel and freight costs of $24.5 million, $18.4 million, $44.7 million and $40.7 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

Results of Operations

The following tables set forth our results of operations for the periods presented.

Current Quarter Compared to the Prior Quarter

	Three months ended June 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$101,614	$80,855	$20,759	25.7%
Water Services	198,153	215,660	(17,507)	(8.1)%
Chemical Technologies	96,040	67,700	28,340	41.9%
Total revenue	395,807	364,215	31,592	8.7%

Costs of revenue
Water Infrastructure	42,419	36,211	6,208	17.1%
Water Services	152,654	173,312	(20,658)	(11.9)%
Chemical Technologies	76,668	55,885	20,783	37.2%
Depreciation, amortization and accretion	47,225	41,054	6,171	15.0%
Total costs of revenue	318,966	306,462	12,504	4.1%
Gross profit	76,841	57,753	19,088	33.1%

Operating expenses
Selling, general and administrative	41,178	38,935	2,243	5.8%
Depreciation and amortization	1,209	1,918	(709)	(37.0)%
Impairments and abandonments	239	1,477	(1,238)	NM
Lease abandonment costs	(129)	(2)	(127)	6350.0%
Total operating expenses	42,497	42,328	169	0.4%
Income from operations	34,344	15,425	18,919	122.7%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	164	6,503	(6,339)	NM
Interest expense, net	(5,021)	(5,645)	624	(11.1)%
Other	5	92	(87)	NM
Income before income tax expense and equity in losses of unconsolidated entities	29,492	16,375	13,117	80.1%
Income tax expense	(6,360)	(4,521)	(1,839)	40.7%
Equity in losses of unconsolidated entities	(570)	(183)	(387)	NM
Net income	$22,562	$11,671	$10,891	93.3%

NM = Not Meaningful

Revenue

Our revenue increased by $31.6 million, or 8.7%, to $395.8 million for the Current Quarter compared to $364.2 million for the Prior Quarter. This increase was composed of a $28.3 million increase in Chemical Technologies revenue and a $20.8 million increase in Water Infrastructure revenue, partially offset by a $17.5 million decrease in Water Services revenue. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 25.7%, 50.0% and 24.3% of our total revenue, respectively, compared to 22.2%, 59.2% and 18.6%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $20.8 million, or 25.7%, to $101.6 million for the Current Quarter compared to $80.9 million for the Prior Quarter. The increase was primarily driven by higher recycling revenues associated with the continued ramp-up of volumes under long-term agreements, as well as increased activity supported by our ongoing New Mexico infrastructure buildout and related Permian customer development. Results were also supported by increased disposal and solids revenues, reflecting the expansion of our asset base through recent acquisitions, and were partially offset by lower pipeline revenue.

Water Services. Revenue decreased $17.5 million, or 8.1%, to $198.2 million for the Current Quarter compared to $215.7 million in the Prior Quarter. The decrease was primarily driven by $20.7 million lower Fluids Hauling revenue associated with divested operations in connection with the Omni transaction. Results were also impacted by lower Poly & Containment revenues, reflecting broader macroeconomic conditions. These decreases were partially offset by higher Peak Rentals revenue driven by increased power generation activity and underlying organic growth as well as higher water transfer revenues, driven by market share gains supported by our Tideline® hose offering.

Chemical Technologies. Revenue increased by $28.3 million, or 41.9%, to $96.0 million for the Current Quarter compared to $67.7 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance and new product developments as well as price increases to offset increased raw materials costs.

Costs of Revenue

Costs of revenue increased $12.5 million, or 4.1%, to $319.0 million for the Current Quarter compared to $306.5 million for the Prior Quarter. The increase was comprised of a $20.8 million increase in Chemical Technologies costs and a $6.2 million increase in Water Infrastructure costs and a $6.2 million increase in depreciation, amortization and accretion, partially offset by a $20.7 million decrease in Water Services costs.

Water Infrastructure. Costs of revenue increased $6.2 million, or 17.1%, to $42.4 million for the Current Quarter compared to $36.2 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 44.8% to 41.7% primarily driven by a greater mix of higher-margin recycling revenues and margin expansion within that stream, reflecting scale efficiencies.

Water Services. Costs of revenue decreased $20.7 million, or 11.9%, to $152.7 million for the Current Quarter compared to $173.3 million for the Prior Quarter. As a percentage of revenue, cost of revenue decreased from 80.4% in the Prior Quarter to 77.0% in the Current Quarter. The favorable decrease was primarily driven by improved water transfer margins from increased utilization of Tideline® hose assets, which support greater efficiency and service quality, as well as effective cost controls.

Chemical Technologies. Costs of revenue increased $20.8 million, or 37.2%, to $76.7 million for the Current Quarter compared to $55.9 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 82.5% to 79.8% attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $6.2 million, or 15.0%, to $47.2 million for the Current Quarter compared to $41.1 million for the Prior Quarter primarily due to increased capital expenditures made into new organic infrastructure projects as well as a higher fixed asset base resulting from recent acquisitions partially offset by a decreased asset base in our Water Services segment due to the assets divested in the Omni transaction as well as assets becoming fully depreciated.

Gross Profit

Gross profit was $76.8 million for the Current Quarter compared to $57.8 million for the Prior Quarter primarily driven by a $14.6 million increase in gross profit from our Water Infrastructure segment, a $7.6 million increase in gross profit from our Chemical Technologies segment, and a $3.2 million increase in gross profit from our Water Services segment partially offset by a $6.2 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 19.4% and 15.9% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 5.8%, to $41.2 million for the Current Quarter compared to $38.9 million for the Prior Quarter, driven primarily by a $6.0 million increase in incentive and equity-based compensation partially offset by a $1.2 million decrease in credit loss expense, a $1.1 million decrease in transaction costs, a $0.9 million decrease in wages and associated payroll taxes and $0.6 million in other expenses.

Impairments and Abandonments

During the Current Quarter, we recognized $0.2 million in impairments and abandonments in connection with the termination of a disposal lease. During the Prior Quarter, we recognized $1.5 million in impairments and abandonments, consisting of $1.3 million related to the abandonment of back-office software development costs and $0.2 million in the Water Infrastructure segment related to the abandonment of property and equipment.

Gain on sales of property and equipment and divestitures, net

During the Current Quarter, we recognized $0.2 million in gains on sales of property and equipment and divestitures compared to $6.5 million in gains during the Prior Quarter. Prior Quarter amounts were comprised of $4.7 million related to the sale of excess land in the Haynesville/E. Texas region in our Water Infrastructure segment, $1.7 million in underutilized or obsolete property and equipment in our Water Services segment and $0.1 million in obsolete property and equipment in our Chemical Technologies segment.

Net Interest Expense

Net interest expense decreased by $0.6 million, or 11.1%, to $5.0 million for the Current Quarter compared to $5.6 million in the Prior Quarter primarily driven by lower average revolver borrowings, as no amounts were outstanding under the revolving credit facility during the Current Quarter.

Net Income

Net income increased by $10.9 million, or 93.3%, to $22.6 million for the Current Quarter compared to $11.7 million for the Prior Quarter, driven primarily by higher gross profit offset by lower gains on the sale of fixed assets, increased selling, general and administrative expenses, and higher income tax expense.

Current Period Compared to the Prior Period

	Six months ended June 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$198,350	$153,246	$45,104	29.4%
Water Services	389,384	441,308	(51,924)	(11.8)%
Chemical Technologies	174,031	144,045	29,986	20.8%
Total revenue	761,765	738,599	23,166	3.1%

Costs of revenue
Water Infrastructure	84,771	69,704	15,067	21.6%
Water Services	302,108	355,030	(52,922)	(14.9)%
Chemical Technologies	139,798	120,613	19,185	15.9%
Depreciation, amortization and accretion	92,967	79,729	13,238	16.6%
Total costs of revenue	619,644	625,076	(5,432)	(0.9)%
Gross profit	142,121	113,523	28,598	25.2%

Operating expenses
Selling, general and administrative	81,729	76,367	5,362	7.0%
Depreciation and amortization	2,330	2,843	(513)	(18.0)%
Impairments and abandonments	5,947	2,625	3,322	NM
Lease abandonment costs	(197)	722	(919)	(127.3)%
Total operating expenses	89,809	82,557	7,252	8.8%
Income from operations	52,312	30,966	21,346	68.9%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	569	7,868	(7,299)	NM
Interest expense, net	(10,928)	(10,521)	(407)	3.9%
Other	(306)	421	(727)	NM
Income before income tax expense and equity in losses of unconsolidated entities	41,647	28,734	12,913	44.9%
Income tax expense	(8,793)	(7,415)	(1,378)	18.6%
Equity in losses of unconsolidated entities	(860)	(88)	(772)	NM
Net income	$31,994	$21,231	$10,763	50.7%

NM = Not Meaningful

Revenue

Our revenue increased by $23.2 million, or 3.1%, to $761.8 million for the Current Period compared to $738.6 million for the Prior Period. This increase was composed of a $45.1 million increase in Water Infrastructure revenue and a $30.0 million increase in Chemical Technologies revenue partially offset by a $51.9 million decrease in Water Services revenue. For the Current Period, our Water Infrastructure, Water Services and Chemical Technologies constituted 26.0%, 51.2% and 22.8% of our total revenue, respectively, compared to 20.7%, 59.8% and 19.5%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $45.1 million, or 29.4%, to $198.4 million for the Current Period compared to $153.2 million for the Prior Period. The increase was primarily driven by higher recycling revenues associated with the continued ramp-up of volumes under long-term agreements, as well as increased activity supported by our ongoing New Mexico infrastructure buildout and related Permian customer development. Results were also supported by increased disposal and solids revenues, reflecting the expansion of our asset base through recent acquisitions, and were partially offset by lower pipeline revenue.

Water Services. Revenue decreased $51.9 million, or 11.8%, to $389.4 million for the Current Period compared to $441.3 million in the Prior Period. The decrease was primarily driven by $49.9 million lower Fluids Hauling revenue associated with divested operations in connection with the Omni transaction. Results were also impacted by lower Peak Rentals and Poly & Containment revenues, reflecting broader macroeconomic conditions. These decreases were partially offset by higher water transfer revenues, driven by market share gains supported by our Tideline® hose offering.

Chemical Technologies. Revenue increased by $30.0 million, or 20.8%, to $174.0 million for the Current Period compared to $144.0 million for the Prior Period. The increase in revenues was primarily driven by enhanced sales performance and new product developments as well as price increases to offset increased raw materials costs.

Costs of Revenue

Costs of revenue decreased $5.4 million, or 0.9%, to $619.6 million for the Current Period compared to $625.1 million for the Prior Period. The decrease was comprised of a $52.9 million decrease in Water Services costs partially offset by a $19.2 million increase in Chemical Technologies costs, a $15.1 million increase in Water Infrastructure costs and a $13.2 million increase in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue increased $15.1 million, or 21.6%, to $84.8 million for the Current Period compared to $69.7 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 45.5% to 42.7% primarily driven by a greater mix of higher-margin recycling revenues and margin expansion within that stream, reflecting scale efficiencies, with additional benefit from growth in disposal and solids revenues, where higher activity levels drove economies of scale and disciplined cost management further supported margin expansion.

Water Services. Costs of revenue decreased $52.9 million, or 14.9%, to $302.1 million for the Current Period compared to $355.0 million for the Prior Period. As a percentage of revenue, cost of revenue decreased from 80.4% in the Prior Period to 77.6% in the Current Period. The favorable decrease in costs as a percentage of revenue was primarily driven by higher water transfer margins resulting from increased utilization of Tideline® hose assets, which supported greater operating efficiency and service quality, as well as effective cost controls. The decrease was also favorably impacted by a lower relative revenue contribution from fluids hauling following the Omni transaction and a more favorable revenue mix within our containment solutions. These favorable factors were partially offset by lower Peak Rentals margins, as reduced activity levels limited the Company's ability to proportionally reduce costs.

Chemical Technologies. Costs of revenue increased $19.2 million, or 15.9%, to $139.8 million for the Current Period compared to $120.6 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 83.7% to 80.3% attributable to a higher proportion of sales from higher margin products, coupled with reduced freight costs resulting from a shift from third-party providers to internal logistics execution.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $13.2 million, or 16.6%, to $93.0 million for the Current Period compared to $79.7 million for the Prior Period primarily due to increased capital expenditures made into new organic infrastructure projects as well as a higher fixed asset base resulting from recent acquisitions partially offset by a decreased asset base in our Water Services segment due to the assets divested in the Omni transaction as well as assets becoming fully depreciated.

Gross Profit

Gross profit was $142.1 million for the Current Period compared to $113.5 million for the Prior Period primarily driven by a $30.0 million increase in gross profit from our Water Infrastructure segment, a $10.8 million increase in gross profit from our Chemical Technologies segment, and a $1.0 million increase in gross profit from our

Water Services segment partially offset by a $13.2 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 18.7% and 15.4% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million, or 7.0%, to $81.7 million for the Current Period compared to $76.4 million for the Prior Period, driven primarily by a $8.6 million increase in incentive and equity-based compensation, $0.9 million in higher legal and professional costs and $0.6 million in higher information technology costs partially offset by a decrease of $2.0 million in transaction costs, a $0.9 million decrease in credit loss expense, a $0.7 million decrease in wages and associated payroll taxes and $1.1 million in other expenses.

Impairments and Abandonments

During the Current Period, we recognized $5.9 million in impairments and abandonments primarily due to the abandonment of a SWD well in the Haynesville region of our Water Infrastructure segment. During the Prior Period, we recognized $2.6 million in impairments and abandonments, consisting of $1.3 million related to the abandonment of back-office software development costs, $0.7 million in the Water Infrastructure segment primarily associated with the termination of a disposal lease and $0.6 million of property and equipment in the Water Services segment related to the relocation of operations from a leased facility.

Gain on sales of property and equipment and divestitures, net

During the Current Period, we recognized $0.6 million in gains on sales of property and equipment and divestitures compared to $7.9 million in gains during the Prior Period. Prior Period amounts were comprised of $4.7 million related to the sale of excess land in the Haynesville/E. Texas region in our Water Infrastructure segment, $2.5 million in underutilized or obsolete property and equipment in our Water Services segment and $0.7 million of obsolete property and equipment in our Chemical Technologies segment.

Net Interest Expense

Net interest expense increased by $0.4 million, or 3.9%, to $10.9 million for the Current Period compared to $10.5 million in the Prior Period primarily driven by higher interest expense on revolver borrowings, a full period of interest expense on the term loan in the Current Period compared to a partial period in the Prior Period following its issuance on January 24, 2025, as well as lower interest income in the Current Period. This increase was partially offset by the Prior Period write-off of debt issuance costs in connection with the debt refinancing.

Net Income

Net income increased by $10.8 million, or 50.7%, to $32.0 million for the Current Period compared to $21.2 million for the Prior Period, driven primarily by higher gross profit, partially offset by lower gains on sale of fixed assets, higher selling, general and administrative expenses, higher impairments and abandonments, and higher income tax expense.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$22,562	$11,671	$31,994	$21,231
Interest expense, net	5,021	5,645	10,928	10,521
Income tax expense	6,360	4,521	8,793	7,415
Depreciation, amortization and accretion	48,434	42,972	95,297	82,572
EBITDA	82,377	64,809	147,012	121,739
Non-cash compensation expenses(1)	8,376	3,198	14,396	6,679
Non-cash loss on sale of assets or subsidiaries	76	264	118	437
Transaction costs	567	2,018	894	3,201
Lease abandonment costs	(129)	(2)	(197)	722
Impairments and abandonments	239	1,477	5,947	2,625
Equity in losses of unconsolidated entities	570	183	860	88
Other	671	667	1,341	1,154
Adjusted EBITDA	$92,747	$72,614	$170,371	$136,645
(1)	Current Period includes $0.2 million of other cash incentive compensation.

EBITDA was $82.4 million for the Current Quarter compared to $64.8 million for the Prior Quarter. The $17.6 million increase in EBITDA was driven primarily by a $25.3 million increase in gross profit, partially offset by a $6.3 million decrease in gains on asset sales and a $2.2 million increase in selling, general and administrative expenses. Adjusted EBITDA was $92.7 million for the Current Quarter compared to $72.6 million for the Prior Quarter.

EBITDA was $147.0 million for the Current Period compared to $121.7 million for the Prior Period. The $25.3 million increase in EBITDA was driven primarily by a $41.8 million increase in gross profit, partially offset by a $7.3 million decrease in gains on asset sales, a $5.4 million increase in selling, general and administrative expenses, and a $3.3 million increase in impairments and abandonments. Adjusted EBITDA was $170.4 million for the Current Period compared to $136.6 million for the Prior Period.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, borrowing capacity under the Sustainability-Linked Credit Facility, cash flows from operations and proceeds from the sale of excess property and equipment and proceeds from opportunistic underwritten public offerings of our Class A common stock. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and equity investments, pay dividends and distributions, make payments under the TRAs, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue debt and equity securities in the future, if needed.

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

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of shares of Class A and Class B common stock, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of shares of Class A and Class B common stock, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of shares of Class A and Class B common stock, respectively. This program resulted in a financing outflow of $18.3 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors.

As of June 30, 2026 cash and cash equivalents totaled $33.4 million, and we had approximately $244.4 million of available borrowing capacity under the Revolving Credit Facility under our Sustainability-Linked Credit Facility. As of June 30, 2026, we had $262.9 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $264.0 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $19.6 million. As of August 3, 2026, we had $274.7 million in outstanding indebtedness, the borrowing base for the Revolving

Credit Facility under the Sustainability-Linked Credit Facility was $259.2 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million, the outstanding letters of credit totaled $18.7 million, and the available borrowing capacity under the Sustainability-Linked Credit Facility was $213.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$96,978	$77,525	$19,453	25.1%
Net cash used in investing activities	(189,744)	(207,494)	17,750	8.6%
Net cash provided by financing activities	108,081	161,168	(53,087)	(32.9)%
Subtotal	15,315	31,199
Effect of exchange rate changes on cash and cash equivalents	(3)	9	(12)	NM
Net increase in cash and cash equivalents	$15,312	$31,208

NM = Not Meaningful

Analysis of Cash Flow Changes between the six months ended June 30, 2026 and 2025

Operating Activities. Net cash provided by operating activities was $97.0 million for the Current Period, compared to $77.5 million for the Prior Period. The $19.5 million increase is comprised primarily of an increase of $43.0 million of net income combined with non-cash adjustments partially offset by a $23.5 million increase in working capital.

Investing Activities. Net cash used in investing activities was $189.7 million for the Current Period, compared to $207.5 million for the Prior Period. The $17.8 million decrease in net cash used in investing activities was due primarily to the $72.1 million investment in unconsolidated entities in the Prior Period partially offset by a $25.0 million increase in spending for acquisitions net of cash received, a $21.6 million increase in purchases of property and equipment and $7.2 million lower proceeds received from sales of property and equipment.

Financing Activities. Net cash provided by financing activities was $108.1 million for the Current Period, compared to $161.2 million for the Prior Period. The decrease was driven primarily by lower financing inflows, as proceeds from the Class A common stock offering in the Current Period were less than borrowings in the Prior Period. The $53.1 million decrease in net cash provided by financing activities was comprised of a $247.1 million decrease in borrowings net of repayments, a $2.4 million decrease in cash received from noncontrolling interest holders, a $1.7 million increase in repurchases of common stock, and a $1.4 million increase in dividends and distributions paid partially offset by $191.6 million in proceeds received from a public offering of our Class A common stock and $7.8 million lower debt issuance costs.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Six months ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$96,978	$77,525
Purchase of property and equipment	(149,396)	(127,833)
Proceeds received from sale of property and equipment	2,354	9,603
Free cash flow	$(50,064)	$(40,705)

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

Common Stock Offering

In February 2026, the Company completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share. Refer to “Note 1—Business and Basis of Presentation” for further discussion of the underwritten public offering.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2025 Form 10-K for operating lease obligations as of December 31, 2025 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of June 30, 2026.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2025 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of June 30, 2026, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Interest Rate Risk

As of June 30, 2026, we had $250.0 million in outstanding borrowings and $244.4 million of available borrowing capacity under our Sustainability-Linked Credit Facility. As of August 3, 2026, we had $261.9 million in outstanding borrowings and $213.0 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. A hypothetical one percentage point increase in interest rates on our borrowings under our Sustainability-Linked Credit Facility as of June 30, 2026, would increase our annual interest expense by approximately $2.5 million. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Escalating conflict in or near major oil-producing or shipping corridors could lead to higher fuel and energy prices, increasing our transportation, manufacturing, and distribution costs, as well as resulting in downstream effects to global chemicals commodities markets. In particular, ongoing geopolitical tensions and military conflicts in key oil-producing regions, including potential disruptions to major shipping routes, may adversely affect our operations. Disruptions to global shipping corridors have caused disruptions to the global chemicals and oil-derived goods markets, reducing supplies and availability worldwide and resulting in increased prices. While we are not reliant on any chemicals or other commodities that are exclusively transported through any single shipping corridor due to our continued focus on domestic sourcing, such global disruptions to commodities markets can have downstream effects in the domestic markets, including elevated domestic prices, reduced supply and business interruptions to our suppliers. These events may also cause shipping delays, rerouted freight, port congestion, or higher logistics and insurance costs, which could disrupt the movement of raw materials upon which our suppliers rely. While the ultimate duration, impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global chemicals commodities and oil-derived goods markets has the potential to materially adversely affect our business and operations and those of our suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A Common Stock as shown in the table below, which included 67,422 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan and Select Water Solutions, Inc. 2024 Equity Incentive Plan previously awarded to certain of our current and former employees. The Company did not make any open market repurchases in the Current Quarter.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2026 to April 30, 2026	5,152	$14.36	—	$21,177,432
May 1, 2026 to May 31, 2026	38,056	$17.75	—	$21,177,432
June 1, 2026 to June 30, 2026	24,214	$18.98	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

*†10.1	Severance Agreement between Select Water Solutions, LLC and Robert Wilson, dated April 1, 2026.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

†Management contract or compensatory plan or arrangement.

**Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: August 5, 2026	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer