Form 10-Q
period 2026-09-30
Select Water Solutions, Inc.
filed 2026-11-09
CIK 1693256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, the registrant had 136,430,515 shares of Class A common stock and 7,107,701 shares of Class B common stock outstanding.

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

Headwall. Headwall I LLC

LPA. Limited Partnership Agreement

MidCon. Midcontinent

MVC. Minimum Volume Commitment

NOLs. Net Operating Losses

OPEC/OPEC+. Organization of the Petroleum Exporting Countries (+ allies)

Peak. Peak Rentals HoldCo, LLC (together with its subsidiaries)

Pilot Water. Pilot Water Solutions LLC (together with its subsidiaries)

PSU. Performance Share Unit

ROA. Return on assets

ROFR. Right of First Refusal

ROW. Right-of-way

SEC. Securities and Exchange Commission

Select LLC. Select Water Solutions, LLC

Select Holdings. Select Water Holdings LLC

SES Holdings. SES Holdings, LLC

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	the effects and benefits of the Pilot Water Acquisition (as defined herein), including any anticipated operation or corporate synergies, our ability to integrate operations and the anticipated impact of the Pilot Water Acquisition on our results of operations, financial position, growth opportunities and competitive position;
●	the amount of any cash true-up payment we may be required to make in respect of the equity consideration if the trading price of our Class A common stock declines following the closing of the Pilot Water Acquisition, and the amount of any contingent payment that becomes payable upon the satisfaction of certain operational milestones;
●	global economic distress, including that resulting from the sustained Russia-Ukraine war and related economic sanctions, instability and continued hostilities in the Middle East and elsewhere, including military conflict involving Iran, instability in Venezuela, economic uncertainty as a result of changing trade policies, disruptions in global oil and gas markets and inflation and high interest rates, each of which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which may decrease demand for our services;
●	actions taken by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with announced supply limitations, which may be exacerbated by military conflict in the Middle East involving Iran and the resumption of sales of previously sanctioned oil from Venezuela and Russia;
●	impacts related to changing United States (“U.S.”) and foreign trade policies, including increased trade restrictions or tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
●	changes in global political, regulatory or economic conditions, generally, including as a result of the fall 2026 United States midterm elections and any resultant political, regulatory and economic uncertainty, including potential changes in regulatory policies, the rate of inflation and potential economic recession;

●	changes in safety, health, environmental and other governmental policy and regulation;
●	the enactment or promulgation of new laws or regulations or changes or modifications in existing laws, regulations, rules or governmental policies with respect to taxation;
●	the level of capital spending and access to capital markets by oil and gas companies in response to changes in commodity prices or reduced demand;
●	the impact of central bank policy actions and disruptions in the banking industry and capital markets;
●	the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
●	the degree to which consolidation among our customers may affect spending on U.S. drilling and completions, including the recent consolidation in the Permian Basin;
●	trends and volatility in oil and gas prices, and our ability to manage through such volatility;
●	the impact of current and future laws, rulings, governmental regulations and policies, including those related to accessing water, disposing of wastewater, transferring produced water, interstate freshwater and produced water transfer, chemicals, carbon pricing, pipeline construction, emissions, hydraulic fracturing, leasing, permitting or drilling on federal lands and various other environmental matters;
●	the ability to source certain raw materials and other critical components or manufactured products globally on a timely basis from economically advantaged sources, including any delays and/or supply chain disruptions;
●	regional impacts to our business, including our key infrastructure assets within the Permian Basin, the Bakken, and the Haynesville regions;
●	capacity constraints on regional oil, natural gas and water gathering, processing and pipeline systems that result in a slowdown or delay in drilling and completion activity, and thus a decrease in the demand for our services in our core markets;
●	the impact of regulatory and related policy actions by federal, state and/or local governments, such as the Inflation Reduction Act of 2022, which may negatively impact the future production of oil and gas in the U.S., thereby reducing demand for our services;
●	our ability to hire and retain key management and employees, including skilled labor;
●	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms, or at all;
●	our health, safety and environmental performance;
●	the impact of competition on our operations;
●	the degree to which our Exploration and Production (“E&P”) customers may elect to operate their water-management services in-house rather than source these services from companies like us;
●	our level of indebtedness and our ability to comply with covenants contained in our current or future debt instruments;

●	delays or restrictions in obtaining permits by us or our customers;
●	constraints in supply or availability of equipment used in our business;
●	the impact of advances or changes in well-completion technologies or practices that result in reduced demand for our services, either on a volumetric or time basis;
●	acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, such as the Russia-Ukraine war, the instability and continued hostilities in the Middle East and elsewhere, including military conflict involving Iran and any potential instability in Venezuela;
●	information technology failures or cyberattacks;
●	accidents, weather, natural disasters or other events affecting our business; and
●	the other risks identified in our most recent Annual Report on Form 10-K and under the headings “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,074	$18,084
Accounts receivable trade, net of allowance for credit losses of $4,086 and $4,801, respectively	280,210	263,965
Accounts receivable, related parties	61	63
Inventories	48,204	34,278
Prepaid expenses and other current assets	41,402	37,996
Total current assets	403,951	354,386
Property and equipment	1,706,686	1,629,406
Accumulated depreciation	(670,999)	(717,223)
Total property and equipment, net	1,035,687	912,183
Right-of-use assets, net	26,579	28,708
Goodwill	48,485	48,485
Other intangible assets, net	102,517	106,204
Deferred tax assets, net	41,273	48,881
Investments in unconsolidated entities	106,673	78,234
Note receivable	35,300	—
Other long-term assets	17,781	18,531
Total assets	$1,818,246	$1,595,612
Liabilities and Equity
Current liabilities
Accounts payable	$71,334	$49,682
Accrued accounts payable	60,606	46,275
Accounts payable and accrued expenses, related parties	5,272	3,634
Accrued salaries and benefits	27,852	17,702
Accrued insurance	19,167	22,272
Sales tax payable	2,567	2,435
Accrued expenses and other current liabilities	37,329	37,549
Current operating lease liabilities	9,787	14,247
Current portion of long-term debt	16,275	31,250
Current portion of finance lease obligations	600	650
Total current liabilities	250,789	225,696
Long-term tax receivable agreements liabilities	60,566	43,421
Long-term operating lease liabilities	19,134	21,533
Long-term debt, net	227,759	285,043
Other long-term liabilities	107,683	92,852
Total liabilities	665,931	668,545
Commitments and contingencies (Note 9)
Class A common stock, $0.01 par value; 350,000,000 shares authorized and 131,352,190 and 104,884,902 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,314	1,049
Class B common stock, $0.01 par value; 150,000,000 shares authorized and 7,107,701 and 16,221,101 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	71	162
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,229,469	989,329
Accumulated deficit	(134,674)	(184,924)
Total stockholders’ equity	1,096,180	805,616
Noncontrolling interests	56,135	121,451
Total equity	1,152,315	927,067
Total liabilities and equity	$1,818,246	$1,595,612

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Water Infrastructure	$110,119	$78,805	$308,469	$232,051
Water Services	212,264	166,877	601,648	608,185
Chemical Technologies	89,806	76,561	263,837	220,606
Total revenue	412,189	322,243	1,173,954	1,060,842
Costs of revenue
Water Infrastructure	47,170	36,964	131,941	106,668
Water Services	161,774	136,795	463,882	491,825
Chemical Technologies	73,833	61,352	213,631	181,965
Depreciation, amortization and accretion	48,020	43,578	140,987	123,307
Total costs of revenue	330,797	278,689	950,441	903,765
Gross profit	81,392	43,554	223,513	157,077
Operating expenses
Selling, general and administrative	53,610	41,674	135,339	118,041
Depreciation and amortization	963	1,310	3,293	4,153
Impairments and abandonments	—	2,279	5,947	4,904
Lease abandonment costs	(67)	63	(264)	785
Total operating expenses	54,506	45,326	144,315	127,883
Income (loss) from operations	26,886	(1,772)	79,198	29,194
Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,134	2,600	1,703	10,468
Interest expense, net	(5,354)	(5,963)	(16,282)	(16,484)
Gain on deconsolidation of subsidiary	4,175	—	4,175	—
Remeasurement gain on business combination	—	14,924	—	14,924
Other	5,578	(2,277)	5,272	(1,856)
Income before income tax expense and equity in losses of unconsolidated entities	32,419	7,512	74,066	36,246
Income tax expense	(9,043)	(434)	(17,836)	(7,849)
Equity in losses of unconsolidated entities	(449)	(4,784)	(1,309)	(4,872)
Net income	22,927	2,294	54,921	23,525
Less: net (income) loss attributable to noncontrolling interests	(2,318)	389	(4,671)	(1,956)
Net income attributable to Select Water Solutions, Inc.	$20,609	$2,683	$50,250	$21,569

Net income per share attributable to common stockholders (Note 15):
Class A—Basic	$0.16	$0.03	$0.42	$0.21
Class B—Basic	$—	$—	$—	$—

Net income per share attributable to common stockholders (Note 15):
Class A—Diluted	$0.16	$0.03	$0.41	$0.21
Class B—Diluted	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$22,927	$2,294	$54,921	$23,525
Comprehensive income	22,927	2,294	54,921	23,525
Less: comprehensive (income) loss attributable to noncontrolling interests	(2,318)	389	(4,671)	(1,956)
Comprehensive income attributable to Select Water Solutions, Inc.	$20,609	$2,683	$50,250	$21,569

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2026 and 2025 (unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2025	104,884,902	$1,049	16,221,101	$162	$989,329	$(184,924)	$805,616	$121,451	$927,067
Issuance of shares for underwritten offering	15,784,315	158	—	—	184,892	—	185,050	8,283	193,333
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	9,113,400	91	(9,113,400)	(91)	62,975	—	62,975	(72,865)	(9,890)
Equity-based compensation	—	—	—	—	20,648	—	20,648	1,889	22,537
Issuance of restricted shares	1,297,027	13	—	—	3,746	—	3,759	(3,759)	—
Cashless exercise of options	142,551	1	—	—	1,237	—	1,238	—	1,238
Repurchase of common stock	(674,670)	(7)	—	—	(8,630)	—	(8,637)	(910)	(9,547)
Restricted shares forfeited	(48,236)	—	—	—	(173)	—	(173)	173	—
Performance shares vested	852,901	9	—	—	521	—	530	(530)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	500	500
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(24,573)	—	(24,573)	—	(24,573)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(503)	—	(503)	—	(503)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(2,768)	(2,768)
Net income	—	—	—	—	—	50,250	50,250	4,671	54,921
Balance as of September 30, 2026	131,352,190	$1,314	7,107,701	$71	$1,229,469	$(134,674)	$1,096,180	$56,135	$1,152,315

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of December 31, 2024	103,069,732	$1,031	16,221,101	$162	$998,474	$(206,147)	$793,520	$122,014	$915,534
Equity-based compensation	—	—	—	—	12,183	—	12,183	1,894	14,077
Issuance of restricted shares	1,124,985	11	—	—	1,158	—	1,169	(1,169)	—
Cashless exercise of options	24,943	—	—	—	216	—	216	—	216
Issuance of shares for acquisitions	862,069	9	—	—	7,514	—	7,523	141	7,664
Repurchase of common stock	(615,422)	(6)	—	—	(6,467)	—	(6,473)	(511)	(6,984)
Restricted shares forfeited	(155,562)	(2)	—	—	(157)	—	(159)	159	—
Performance shares vested	594,295	6	—	—	400	—	406	(406)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,875	2,875
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(21,307)	—	(21,307)	—	(21,307)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(539)	—	(539)	—	(539)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(3,406)	(3,406)
Net income	—	—	—	—	—	21,569	21,569	1,956	23,525
Balance as of September 30, 2025	104,905,040	$1,049	16,221,101	$162	$991,475	$(184,578)	$808,108	$123,547	$931,655

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2026 and 2025 (unaudited)

(in thousands, except share data)

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2026	127,073,462	$1,271	11,158,101	$112	$1,203,251	$(155,283)	$1,049,351	$88,169	$1,137,520
Exchange of SES Holdings LLC Units and Class B common stock for Class A common stock	4,050,400	41	(4,050,400)	(41)	25,647	—	25,647	(32,352)	(6,705)
Equity-based compensation	—	—	—	—	7,864	—	7,864	472	8,336
Issuance of restricted shares	250,000	3	—	—	1,805	—	1,808	(1,808)	—
Cashless exercise of options	6,147	—	—	—	53	—	53	—	53
Repurchase of common stock	(5,998)	(1)	—	—	(116)	—	(117)	(6)	(123)
Restricted shares forfeited	(21,821)	—	—	—	(9)	—	(9)	9	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(8,850)	—	(8,850)	—	(8,850)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(176)	—	(176)	—	(176)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(667)	(667)
Net income	—	—	—	—	—	20,609	20,609	2,318	22,927
Balance as of September 30, 2026	131,352,190	$1,314	7,107,701	$71	$1,229,469	$(134,674)	$1,096,180	$56,135	$1,152,315

	Class A		Class B
	Stockholders		Stockholders
		Class A		Class B	Additional		Total
		Common		Common	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity	Interests	Total
Balance as of June 30, 2025	104,185,713	$1,042	16,221,101	$162	$985,337	$(187,261)	$799,280	$123,839	$923,119
Equity-based compensation	—	—	—	—	6,408	—	6,408	990	7,398
Issuance of restricted shares	10,130	—	—	—	11	—	11	(11)	—
Issuance of shares for acquisitions	862,069	9	—	—	7,514	—	7,523	141	7,664
Repurchase of common stock	(38,992)	—	—	—	(328)	—	(328)	(4)	(332)
Restricted shares forfeited	(113,880)	(2)	—	—	(114)	—	(116)	116	—
Dividend and distribution declared:
Class A common stock ($0.07 per share)	—	—	—	—	(7,175)	—	(7,175)	—	(7,175)
Unvested restricted stock ($0.07 per share)	—	—	—	—	(178)	—	(178)	—	(178)
Class B common stock ($0.07 per share)	—	—	—	—	—	—	—	(1,135)	(1,135)
Net income (loss)	—	—	—	—	—	2,683	2,683	(389)	2,294
Balance as of September 30, 2025	104,905,040	$1,049	16,221,101	$162	$991,475	$(184,578)	$808,108	$123,547	$931,655

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$54,921	$23,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	144,280	127,460
Deferred tax expense	17,655	7,566
Gain on disposal of property and equipment and divestitures	(1,703)	(10,468)
Equity in losses of unconsolidated entities	1,309	4,872
Credit loss expense	616	1,124
Amortization and write off of debt issuance costs	1,247	1,815
Inventory adjustments	221	52
Equity-based compensation	22,537	14,077
Impairments and abandonments	5,947	4,904
Remeasurement gain on business combination	—	(14,924)
Gain on deconsolidation of subsidiary	(4,175)	—
Non-cash revenue	(20)	—
Other operating items, net	3,161	1,778
Changes in operating assets and liabilities
Accounts receivable	(65,912)	3,015
Prepaid expenses and other assets	(23,489)	(1,751)
Accounts payable and accrued liabilities	24,827	(13,824)
Net cash provided by operating activities	181,422	149,221
Cash flows from investing activities
Net cash disposed in deconsolidation of subsidiary	(5,495)	—
Purchase of property and equipment	(238,942)	(223,063)
Equity-method and preferred stock investments	(500)	(72,059)
Acquisitions, net of cash received	(44,452)	(52,341)
Proceeds received from sales of property and equipment	3,847	13,757
Net cash used in investing activities	(285,542)	(333,706)
Cash flows from financing activities
Borrowings from revolving line of credit	83,500	105,000
Payments on revolving line of credit	(153,500)	(135,000)
Borrowings from long-term debt	52,367	250,000
Payments on long-term debt	(15,842)	—
Payment of debt issuance costs	(1,902)	(7,867)
Payments of finance lease obligations	(481)	(442)
Net proceeds from underwritten offering	191,630	—
Dividends and distributions paid	(27,850)	(25,250)
Payments under tax receivable agreements	—	(77)
Contributions from noncontrolling interests	500	2,875
Repurchase of common stock	(8,309)	(6,909)
Net cash provided by financing activities	120,113	182,330
Effect of exchange rate changes on cash	(3)	5
Net increase (decrease) in cash and cash equivalents	15,990	(2,150)
Cash and cash equivalents, beginning of period	18,084	19,978
Cash and cash equivalents, end of period	$34,074	$17,828
Supplemental cash flow disclosure:
Cash paid for interest	$15,927	$12,480
Cash paid for income taxes, net	$24	$1,352
Supplemental disclosure of noncash investing activities:
Issuance of shares for acquisitions	$—	$7,664
Assets and liabilities transferred in business combination	$—	$20,734
Property and equipment obtained in revenue agreement	$14,000	$—
Asset retirement costs capitalized to property and equipment in connection with asset retirement obligations assumed	$5,872	$—
Property and equipment obtained by assuming liabilities	$—	$1,615
Capital expenditures included in accounts payable and accrued liabilities	$53,549	$41,100
Note receivable received from sale of Peak	$35,300	$—
Equity-method investment in Peak	$30,100	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SELECT WATER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of the business: Select Water Solutions, Inc. (“Select Inc.” and, together with its consolidated subsidiaries unless the context otherwise requires, “Select,” the “Company,” “we,” “us” or “our”), formerly Select Energy Services, Inc., was incorporated as a Delaware corporation on November 21, 2016. On May 8, 2023, Select Energy Services, Inc.’s Fifth Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of State of the State of Delaware which, among other things, changed the name of Select Inc. from Select Energy Services, Inc. to Select Water Solutions, Inc. to reflect our strategic focus as a water-focused company. We retained our stock ticker “WTTR” trading on the New York Stock Exchange and announced on August 14, 2025 our dual listing on NYSE Texas, Inc. Select Inc. is a holding company whose sole material asset consists of common units (“SES Holdings LLC Units”) in SES Holdings, LLC (“SES Holdings”).

We are a leading provider of sustainable water and chemical solutions to the energy industry. These solutions are supported by our water infrastructure assets, chemical manufacturing and water treatment and recycling capabilities.

On September 23, 2026, SES Holdings sold a 55% ownership interest in Peak Rentals HoldCo, LLC (together with its subsidiaries, “Peak”) to Headwall I LLC (“Headwall”). As a result of the sale, the Company deconsolidated Peak and began accounting for its retained 45% ownership interest as an equity investment. See Note 3—Acquisitions and Divestitures for further discussion of this transaction.

On September 24, 2026, Select Water Solutions, LLC (“Select LLC”), a subsidiary of SES Holdings, entered into a membership interest purchase agreement to acquire all of the issued and outstanding equity interests of Pilot Water Solutions LLC (together with its subsidiaries, “Pilot Water”), a privately held disposal-focused water midstream company with a core position in the Delaware Basin. The transaction closed on November 2, 2026. See Note 17—Subsequent Events.

Common Stock Offering:  In February 2026, the Company completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share, consisting of 13,725,491 shares issued in the base offering and 2,058,824 shares issued upon the full exercise of the underwriters’ overallotment option. The offering generated aggregate gross proceeds of approximately $201.3 million and net proceeds of approximately $192.2 million, after underwriting discounts and commissions and before other offering expenses. In connection with the offering, Select Inc. contributed the net proceeds of the offering to SES Holdings in exchange for a number of SES Holdings LLC Units equal to the number of shares of Class A common stock issued in the underwritten public offering.

Class A and Class B common stock:  As of September 30, 2026, the Company had both Class A and Class B common shares issued and outstanding. Holders of shares of our Class A common stock, par value $0.01 per share (“Class A common stock”), and Class B common stock, par value $0.01 per share (“Class B common stock”), are entitled to one vote per share and vote together as a single class on all matters presented to our stockholders for their vote or approval.

Exchange rights: Under the Eighth Amended and Restated Limited Liability Company Agreement of SES Holdings (the “SES Holdings LLC Agreement”), SES Legacy Holdings LLC (“Legacy Owner Holdco”) and its permitted transferees have the right (an “Exchange Right”) to cause SES Holdings to acquire all or a portion of the exchanging unitholder’s SES Holdings LLC Units for, at SES Holdings’ election, (i) shares of Class A common stock at an exchange ratio of one share of Class A common stock for each SES Holdings LLC Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) cash in an amount equal to the Cash Election Value (as defined within the SES Holdings LLC Agreement) of such Class A common stock. Alternatively, upon the exercise of any Exchange Right, Select Inc. has the right (the “Call Right”) to acquire the tendered SES Holdings LLC Units from the exchanging unitholder for, at Select Inc.’s election, (i) the number of shares of Class A common stock the exchanging unitholder would have received under the Exchange Right or (ii) cash in an amount equal to the Cash Election Value of such Class A common stock. In connection with any exchange of SES Holdings LLC Units pursuant to an Exchange Right or Call Right, the corresponding number of shares of Class B common stock will be cancelled.

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

This Quarterly Report relates to the three and nine months ended September 30, 2026 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2025 (the “Prior Quarter” and the “Prior Period”, respectively). The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on February 18, 2026, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the Current Quarter and Current Period may not be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for credit losses: The Company’s allowance for credit losses relates to trade accounts receivable and a note receivable from Headwall. The Company treats trade accounts receivable as one portfolio and records an initial allowance calculated as a percentage of revenue recognized based on a combination of historical information and future expectations. Additionally, the Company adjusts this allowance based on specific information in connection with aged receivables. Historically, most credit losses have been incurred when a customer’s financial condition significantly deteriorates, which in some cases leads to bankruptcy. Market volatility is highly uncertain and, as such, the impact on expected losses is subject to judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The note receivable is carried at amortized cost. The Company evaluates expected credit losses on the note considering the borrower’s ability to repay, collateral, and reasonable and supportable forecasts. The seller note is secured by a first-priority lien on Headwall’s 55% interest in Peak and a cash collateral account with a minimum balance of $0.5 million. It requires quarterly cash interest payments, which the Company may consent to defer. At origination, the Company estimated that expected credit losses would be less than the $0.5 million of cash collateral, so no allowance was recorded. The Company monitors Headwall’s credit quality through payment status, Peak’s operating results and distributable cash after its senior term loan, and the collateral balance. No allowance for credit losses was recorded as of September 30, 2026.

The change in the allowance for credit losses is as follows:

Nine months ended September 30, 2026
(in thousands)
Balance as of December 31, 2025	$4,801
Increase to allowance based on a percentage of revenue	2,369
Adjustment based on aged receivable analysis	(1,750)
Charge-offs	(427)
Divestiture	(914)
Recoveries	7
Balance as of September 30, 2026	$4,086

Asset retirement obligations:  The Company’s AROs relate to disposal facilities and landfills with obligations for plugging wells, removing surface equipment, and returning land to its pre-drilling condition. Assumed AROs represent obligations recognized upon the Company obtaining control of 14 SWD assets received as noncash consideration under a long-term customer agreement (see Note 4—Revenue). Acquired AROs represent obligations assumed in asset acquisitions completed during the Current Period (see Note 3 – Acquisitions and Divestitures). The following table describes the changes to the Company’s ARO liability for the Current Period:

Nine months ended September 30, 2026
(in thousands)
Balance as of December 31, 2025	$84,568
Assumed AROs	5,872
Accretion expense	4,040
Acquired AROs	2,883
Settlements	(4,122)
Balance as of September 30, 2026	$93,241

Short-term ARO liability	11,328
Long-term ARO liability	81,913
Balance as of September 30, 2026	$93,241

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

Lessor Income: The Company is a lessor for a nominal number of owned facilities and also recognizes income related to multiple facility subleases that are accounted for as follows:

		Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025

		(in thousands)
Category	Classification
Lessor income	Costs of revenue	$221	$161	$492	$239
Sublease income	Lease abandonment costs and Costs of revenue	308	637	1,381	1,662

The Company also generates short-term equipment rental revenue. See “Note 4—Revenue” for a discussion of revenue recognition for the accommodations and rentals business.

Defined Contribution Plan: The Company sponsors the Select Water Solutions, Inc. 401(k) Plan for the benefit of substantially all employees of the Company. The Company incurred match expense of $1.5 million, $1.3 million, $5.1 million and $4.5 million in the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Severance: During 2025, the Company incurred $1.5 million of severance expense in connection with the termination of certain former management employees related to a reorganization which has been fully paid as of the Current Quarter.

Dividends: During the Current Period, the Company paid $24.6 million in dividends accounted for as a reduction to additional paid-in capital, $2.8 million of distributions accounted for as a reduction to noncontrolling interests and $0.5 million as a reduction to accrued expenses and other current liabilities associated with restricted stock awards that vested during the Current Period. As of September 30, 2026, the Company had $0.8 million in dividends payable included in accrued expenses and other current liabilities in connection with unvested restricted stock awards. All future dividend payments are subject to quarterly review and approval by the board of directors.

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

The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with its gathering and distribution pipelines, water recycling facilities, saltwater disposal wells (“SWDs”), water storage facilities, and solids management facilities, primarily serving E&P companies.

The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment included Peak operations on a consolidated basis prior to its deconsolidation on September 23, 2026.

The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. This segment develops, manufactures, manages logistics and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

Equity Investments: For investments in subsidiaries that are not wholly-owned, but where the Company exercises control, the equity held by the minority owners and their portion of net income or loss are reflected as noncontrolling interests. Investments in entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity-method, and investments in entities for which the Company does not have significant control or influence are accounted for using the cost-method or other appropriate basis as applicable. As of September 30, 2026, the Company had five equity-method investments. The Company’s investments are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of its investment is less than its carrying value and the reduction in value is other than temporary, the reduction in value is recognized in earnings.

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

The Company accounts for its retained 45% interest in Peak under the equity method, as it retains influence through board representation, participation in policy-making processes, and information rights, notwithstanding Headwall's control over Peak's board and ordinary-course business operations. The Company recognized the retained investment at fair value on the deconsolidation date and subsequently adjusts its carrying amount for the Company's share of Peak's earnings or losses, distributions, and other basis adjustments. See Note 3—Acquisitions and Divestitures for further discussion of this transaction.

The Company’s investments in unconsolidated entities are summarized below:

		Year		As of September 30,	As of December 31,
Investment	Ownership %	Attained	Accounting method	2026	2025

				(in thousands)
Water Infrastructure
AV Farms, LP	39%	2025	Equity-method	$70,013	$70,965
AquaNyx Midstream LP	47%	2021	Equity-method	2,621	2,753
Water Services
Peak Rentals HoldCo, LLC(1)	45%	2026	Equity-method	30,100	—
ESG Solutions Group, Inc.	20%	2020	Equity-method	3,939	4,104
ICE Thermal, Inc.(2)	34%	2021	Equity-method	—	412
Total investment in unconsolidated entities				$106,673	$78,234
(1)	During the Current Quarter, the controlling interest in Peak was sold resulting in its deconsolidation and the Company’s remaining interest is now accounted for as an equity investment.
(2)	In the Current Period, cumulative losses in excess of the Company’s investment resulted in no investment balance. Ownership percentage decreased in the Current Quarter. The Company’s ownership interest was 35% as of December 31, 2025.

Variable Interest Entities

AV Farms is a Variable Interest Entity (“VIE”). The limited partner interests held by C&A and Geneses are not considered equity at risk as the put option held by each protects their return. This leaves the Company as the only holder of equity at risk, and the holders of equity at risk do not have the power to direct the activities that most significantly affect AV Farms' economic performance. The Company is not the primary beneficiary as it holds two of the nine seats on the board of the general partner, which controls AV Farms, and ordinary-course decisions require five of nine votes. Accordingly, the Company accounts for its investment under the equity method. Under the LPA, the Company had committed to fund at least $83.9 million of additional capital contributions over the three years ending February 2028, when called by the general partner in minimum increments of $10.0 million. $73.8 million of this commitment remained unfunded as of September 30, 2026. Additionally, beginning after the third anniversary of the LPA's effective date,

Select holds a call option, such that the other limited partners may be required to sell their interests in AV Farms and the general partner at a formula price, and the other limited partners hold a put option that, subject to certain conditions, could require the Company to purchase their interests in AV Farms and the general partner at a formula price, and Select Inc. guarantees that obligation. The Company's maximum exposure to loss is limited to the $70.0 million carrying amount of its investment in AV Farms, the unfunded portion of its capital commitment, and its potential obligation under the put option if exercised.

Peak is a VIE as the $35.3 million seller note financed most of Headwall's acquisition of its 55% interest and is therefore excluded from equity at risk, which leaves Headwall with $1.5 million of equity at risk. The Company is not the primary beneficiary as Headwall appoints three of the five directors and directs Peak's significant ordinary-course activities. Accordingly, the Company accounts for its retained 45% interest under the equity method. The Company is not required to contribute additional capital to Peak. The seller note is a variable interest in Headwall, which is also a VIE, and the Company is not Headwall's primary beneficiary. The Company also retained responsibility for certain legacy Peak liabilities, and it continues to provide certain guarantees, letters of credit and a surety bond on Peak's behalf until they are replaced or released. The Company's maximum exposure to loss is limited to the $30.1 million carrying amount of its investment in Peak, the $35.3 million seller note receivable plus accrued interest, its credit support obligations, and certain legacy Peak liabilities.

Headwall is a VIE as the $35.3 million seller note financed most of its acquisition of its 55% interest in Peak, leaving Headwall with $1.5 million of equity at risk. The seller note represents the Company's variable interest in Headwall. The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly affect Headwall's economic performance and, accordingly, does not consolidate Headwall. The seller note is secured by a first-priority lien on Headwall's 55% interest in Peak and a cash collateral account with a minimum balance of $0.5 million. The Company's maximum exposure to loss related to Headwall is limited to the $35.3 million carrying amount of the seller note plus accrued interest.

Recent accounting pronouncements:

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for the Company for the year ending December 31, 2027, and for interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2024-03.

NOTE 3—ACQUISITIONS AND DIVESTITURES

The following table presents key information connected with our 2026 and 2025 acquisitions (in thousands, except share amounts):

Assets and Operations Acquired	Acquisition Date	Shares Issued	Cash Consideration	Other Consideration	Value of Shares Issued	Total Consideration	Segments
Smaller Asset Acquisitions	Multiple 2026 Dates	—	$5,985	$—	$—	$5,985	Water Infrastructure
Lease buyouts	June 30, 2026	—	10,200	—	—	10,200	Water Services
Black River Ranch	May 1, 2026	—	18,579	—	—	18,579	Water Infrastructure
Reeves County Acquisition	May 1, 2026	—	9,464	—	—	9,464	Water Infrastructure
Smaller Asset Acquisition	January 8, 2026	—	175	—	—	175	Water Services
Eight Smaller Asset Acquisitions	Multiple 2025 Dates	—	25,432	—	—	25,432	Water Infrastructure
Lease buyout	August 29, 2025	—	7,537	—	—	7,537	Corporate-Other
Omni	July 1, 2025	862,069	17,747	20,757	7,664	46,168	Water Infrastructure
One Smaller Asset Acquisition	April 1, 2025	—	1,725	—	—	1,725	Water Services
Total		862,069	$96,844	$20,757	$7,664	$125,265

2026 Asset Acquisitions

During the Current Period, the Company paid $10.2 million to terminate operating leases for three facilities and acquire the underlying real property effective June 30, 2026. See Note 6 – Property and Equipment for more information.

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

This acquisition enhances the Company’s Water Infrastructure segment by expanding landfill and disposal capacity in the Bakken and introducing new service offerings. The transaction was accounted for as a business combination under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805. The Company engaged third-party valuation experts to assist in the purchase price allocation for the net assets received. These estimates, judgments, assumptions and valuation of the property and equipment acquired, current assets, current liabilities and long-term liabilities were finalized as of June 30, 2026. The Company also used a third-party analysis for the valuation of property and equipment divested, which resulted in a $14.9 million remeasurement gain in our Water Services segment. The assets acquired and liabilities assumed are included in the Company’s Water Infrastructure segment and the goodwill acquired is deductible for income tax purposes. The goodwill recognized represents the anticipated strategic benefits of expanding Select’s fluids and solids treatment and disposal capabilities in the Bakken region, as well as the expected operational synergies and economies of scale from integrating Select’s existing assets and operations with those acquired from Omni. The Company incurred less than $0.1 million of transaction-related costs related to this acquisition during both the Current Quarter and Current Period. The Company incurred $0.3 million and $1.2 million of transaction-related costs related to this acquisition during the Prior Quarter and Prior Period, respectively. Such costs are included in selling, general and administrative expenses within the consolidated statements of operations.

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

2026 Divestitures

On September 23, 2026, SES Holdings completed the sale of a 55% interest in Peak to Headwall. Peak includes the Company’s former accommodations and rentals platform, distributed power solutions, and well testing and flowback operations, which were previously included in the Water Services segment. The transaction was a related-party transaction, as Headwall is controlled by the individual who served as Peak’s Chief Executive Officer immediately before the transaction. Headwall ceased to be a related party of the Company upon the closing of the transaction.

Immediately prior to closing, Peak entered into a $40.0 million first-lien term loan and a $10.0 million asset-based revolving facility. The revolving facility was undrawn at closing. Peak distributed net proceeds of $37.5 million from the term-loan to SES Holdings while Peak remained consolidated and the Company does not guarantee the Peak debt. At closing, SES Holdings received $1.5 million of cash from Headwall and a secured seller note with a face amount of $35.3 million. The cash consideration is subject to customary post-closing adjustments for cash, indebtedness and working capital, which Headwall may elect to settle in cash or through a corresponding adjustment to the principal amount of the seller note. The seller note bears interest at 8.5%, matures five years after closing (or earlier upon certain change of control events), and is secured by a first priority lien on Headwall’s 55% interest in Peak and a cash collateral account with a minimum balance of $0.5 million. SES Holdings also retained a 45% ownership interest in Peak with a fair value of $30.1 million at closing. See Note 12—Related-Party Transactions.

The Company recognized a gain on deconsolidation of approximately $4.2 million, within “Gain on deconsolidation of subsidiary” in the consolidated statements of operations and is presented in the table below:

Gain calculation	Amount
(in thousands)
Cash consideration from Headwall	$1,500
Seller note receivable at estimated fair value	35,300
Retained 45% investment at estimated fair value	30,100
Total consideration and retained interest	66,900
Less: carrying amount of Peak net assets derecognized	(62,725)
Gain on deconsolidation of subsidiary	$4,175

The major classes of assets and liabilities derecognized are presented in the table below:

Balance sheet classification	Amount
(in thousands)
Assets divested
Cash	$6,995
Accounts receivable, net	49,019
Prepaid expenses and other current assets	7,269
Property and equipment, net	69,140
All other assets	3,960
Total assets divested	136,383
Liabilities divested
Accounts payable	(9,384)
Accrued accounts payable	(8,765)
Accrued expenses and other current liabilities	(8,490)
Long-term debt	(39,992)
All other liabilities	(7,027)
Total liabilities divested	(73,658)
Net assets divested	$62,725

The Company estimated the fair value of its retained equity-method investment by reference to the consideration negotiated as part of the overall transaction with Headwall, including the cash received, the seller note and the retained interest. The seller note was measured using a discounted cash flow technique. The estimated fair values of the retained investment and seller note were $30.1 million and $35.3 million, respectively, and were classified as Level 3 measurements within the fair value hierarchy. See Note 11 - Fair Value Measurements for additional information regarding the valuation techniques and inputs used.

The Company’s continuing involvement with Peak includes a transition services agreement (“TSA”). Under the TSA, the Company provides certain back office and human resources services through January 1, 2028, and certain tax, audit, information technology, accounting, security and other transition services through December 31, 2026, unless terminated earlier. Peak may terminate the agreement or individual services with 30 days’ notice. Transactions with Peak after deconsolidation are considered to be related-party transactions. Amounts billed to Peak from September 23, 2026 through September 30, 2026 were nominal.

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

The following table presents supplementary information regarding accounts receivable arising from rental agreements, accounts receivable related to contracts with customers and contract liabilities associated with contracts with customers. The Company did not have any contract assets during the periods presented. Contract liabilities of $2.0 million, $0.7 million, $2.8 million and $0.9 million at the beginning of the period were recognized as revenue during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

	As of September 30,	As of December 31,
	2026	2025

	(in thousands)

Trade Accounts Receivable - Lease Arrangements (ASC 842)(1)(2)	$—	$29,523
Trade Accounts Receivable - Revenue (ASC 606)(1)	280,271	234,505
Contract liabilities - Revenue (ASC 606)	(12,837)	(2,815)
(1)	Trade accounts receivable is net of the allowance for credit losses and includes related party receivables.
(2)	Following the September 23, 2026 deconsolidation of Peak, which held substantially all of the Company’s lease-related (ASC 842) receivables, Trade Accounts Receivable – Lease Arrangements (ASC 842) was zero as of September 30, 2026.

Accommodations and rentals revenue is included in the Water Services segment and the Company accounts for its accommodations and rentals agreements as an operating lease. The Company recognizes revenue from renting equipment on a straight-line basis. Accommodations and rental contract periods are generally daily, weekly or monthly. During the Current Quarter, Prior Quarter, Current Period and Prior Period, approximately $37.2 million, $21.6 million, $85.6 million and $62.4 million, respectively, of accommodations and rentals revenue was accounted for under ASC 842 lease guidance. Following the September 23, 2026 deconsolidation of Peak, which held the Company’s accommodations and rentals operations, the Company had no in-service or deployed machinery and equipment supporting rental income activities as of September 30, 2026, compared to $31.2 million as of December 31, 2025.

In the Chemical Technologies segment, the typical performance obligation is to provide a specific quantity of chemicals to customers in accordance with the customer agreement in an amount the Company expects to collect. Products and services are generally sold based upon customer orders or contracts with customers that include fixed or determinable prices. Revenue is recognized as the customer takes title to chemical products in accordance with the agreement. Products may be provided to customers in packaging or delivered to the customers’ containers through a hose. In some cases, the customer takes title to the chemicals upon consumption from storage containers on their property, where the chemicals are considered inventory until customer usage. In cases where the Company delivers products and recognizes revenue before collecting payment, the Company has an unconditional right to payment reflected in accounts receivable trade, net of allowance for credit losses. Customer returns are rare and immaterial and there were no material in-process customer agreements for this segment as of September 30, 2026, lasting greater than one year.

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Geographic Region
Permian Basin	$233,378	$171,321	$644,917	$538,457
Rockies	42,689	38,035	131,099	126,661
Marcellus/Utica	39,254	31,506	123,887	118,527
Eagle Ford	33,810	28,576	93,082	107,289
Mid-Continent	27,895	20,718	81,484	68,464
Haynesville/E. Texas	20,528	13,255	62,106	41,203
Bakken	15,026	21,300	44,453	69,353
Eliminations and other regions	(391)	(2,468)	(7,074)	(9,112)
Total	$412,189	$322,243	$1,173,954	$1,060,842

In the Water Infrastructure segment, the most recent top three revenue-producing regions are the Permian Basin, Haynesville and Bakken, which collectively comprised 90%, 88%, 89% and 86% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Water Services segment, the most recent top three revenue-producing regions are the Permian Basin, Eagle Ford and Marcellus/Utica, which collectively comprised 79%, 74%, 76% and 72% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. In the Chemical Technologies segment, the most recent top three revenue-producing regions are the Permian Basin, MidCon and Rockies, which collectively comprised 90%, 92%, 89% and 88% of segment revenue for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Non-cash consideration

As part of a long-term agreement to receive and transport water that was executed in the Current Period, the Company received non-cash consideration in the form of saltwater disposal assets. The assets were measured at fair value at contract inception and included in the transaction price in accordance with ASC 606. Upon receipt, the Company recorded $14.0 million in property and equipment and a corresponding contract liability of $12.3 million, representing its obligation to provide future services. The Company also recorded $1.7 million of liabilities for required initial repairs. The contract liability will be recognized as revenue over the term of the agreement using a units-of-production method based on actual volumes transported, which reflects the pattern in which the customer receives and consumes the benefits of the services. During the Current Quarter, the Company began recognizing revenue under this arrangement as produced water volumes were disposed of at certain of the conveyed saltwater disposal assets, resulting in less than $0.1 million of revenue recognized.

NOTE 5—INVENTORIES

Inventories, which are comprised of chemicals and raw materials available for resale, are valued at the lower of cost or net realizable value, with cost determined under the weighted-average method. The significant components of inventory are as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$37,679	$27,402
Finished goods	10,525	6,876
Total	$48,204	$34,278

During the Current Quarter, Prior Quarter, Current Period and Prior Period, the Company recorded net charges to the reserve for excess and obsolete inventory of $0.1 million, less than $0.1 million, $0.2 million and less than $0.1 million, respectively. Net charges to the reserve for excess and obsolete inventory were recognized within cost of revenue on the accompanying consolidated statements of operations. The Company’s inventory reserve was $5.1 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively. The reserve for excess and obsolete inventories is determined based on the Company’s historical usage of inventory on hand, as well as future expectations and the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation (and amortization of finance lease assets) is calculated on a straight-line basis over the estimated useful life of each asset. Property and equipment consists of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in thousands)
Gathering and disposal infrastructure	$483,235	$418,044
Machinery and equipment	401,384	561,560
Pipelines	293,163	226,303
Recycling facilities	185,428	168,714
Buildings and leasehold improvements	111,827	108,872
Land	54,468	46,412
Computer equipment and software	6,445	8,260
Vehicles and equipment	3,592	7,247
Machinery and equipment - finance lease	3,137	3,137
Office furniture and equipment	1,051	1,213
Computer equipment and software - finance lease	722	824
Construction in progress	162,234	78,820
	1,706,686	1,629,406
Less accumulated depreciation(1)	(670,999)	(717,223)
Total property and equipment, net	$1,035,687	$912,183

(1)	Includes $2.0 million and $1.6 million of accumulated depreciation related to finance leases as of September 30, 2026 and December 31, 2025, respectively.

During the Current Quarter, the deconsolidation of Peak resulted in the removal of $69.1 million of property and equipment, net from the Company’s consolidated balance sheet, primarily consisting of machinery and equipment with a gross carrying amount of $186.1 million and accumulated depreciation of $129.2 million (See “Note 3—Acquisitions and Divestitures”).

During the Current Period, the Company paid $10.2 million to terminate operating leases for three facilities and acquire the underlying real property. One facility is located in East Texas, and the other two are located in South Texas. Upon completion of the transactions, the Company derecognized the related operating lease right-of-use assets and lease liabilities and recorded the acquired land and buildings within property and equipment. Amounts allocated to buildings will be depreciated over their estimated useful lives in accordance with the Company’s accounting policies.

During the Prior Quarter, the Company recognized $2.3 million in impairments and abandonments related to the abandonment of a SWD well in the Water Infrastructure segment.

During the Current Period, the Company recognized $5.9 million in impairments and abandonments primarily related to the abandonment of a SWD well in the Haynesville region of the Water Infrastructure segment. During the Prior Period, the Company recognized $4.9 million in impairments and abandonments, consisting of $3.1 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million in Other related to abandonment of back-office software development costs previously classified as Other long-term assets, and $0.6 million in the Water Services segment related to the relocation of operations from a leased facility.

Total depreciation, amortization and accretion expense related to property and equipment and finance leases presented in the table above, as well as amortization of intangible assets presented in Note 7—Goodwill and Other Intangible Assets is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Category
Depreciation expense from property and equipment	$42,990	$39,199	$126,592	$110,619
Amortization expense from finance leases	180	177	541	528
Amortization expense from intangible assets	4,342	4,378	13,107	13,134
Accretion expense from asset retirement obligations	1,471	1,134	4,040	3,179
Total depreciation, amortization and accretion	$48,983	$44,888	$144,280	$127,460

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded no adjustments to goodwill during the Current Period and $30.3 million of goodwill during 2025 (See “Note 3—Acquisitions and Divestitures”). Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist.

The carrying amounts of goodwill by reportable segment for the Current Period are as follows:

	Water	Water
	Infrastructure	Services	Total

	(in thousands)
Balance as of December 31, 2025	$47,047	$1,438	$48,485
Additions	—	—	—
Balance as of September 30, 2026	$47,047	$1,438	$48,485

During the Current Quarter, the Company removed customer relationships of $3.0 million and the associated accumulated amortization of $1.8 million in connection with the Peak deconsolidation. During the Current Period, the Company added $10.4 million of indefinite-lived water rights in connection with the BRR asset acquisition (See “Note 3—Acquisitions and Divestitures”). The components of other intangible assets, net as of September 30, 2026 and December 31, 2025 are as follows:

	As of September 30, 2026			As of December 31, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)			(in thousands)
Definite-lived
Customer relationships	$184,230	$(101,347)	$82,883	$187,230	$(91,596)	$95,634
Patents and other intellectual property	14,272	(11,178)	3,094	14,272	(10,060)	4,212
Water rights	1,925	(1,090)	835	1,750	(673)	1,077
Total definite-lived	200,427	(113,615)	86,812	203,252	(102,329)	100,923
Indefinite-lived
Water rights	15,705	—	15,705	5,281	—	5,281
Total indefinite-lived	15,705	—	15,705	5,281	—	5,281
Total other intangible assets, net	$216,132	$(113,615)	$102,517	$208,533	$(102,329)	$106,204

The weighted-average periods for customer relationships, patents and other intellectual property, and water rights were 12.9 years, 9.9 years and 4.6 years, respectively, and the weighted-average remaining amortization periods for customer relationships, patents and other intellectual property, and water rights were 7.1 years, 4.8 years and 2.8 years, respectively, as of September 30, 2026. See “Note 6—Property and Equipment” for the amortization expense during the Current Quarter, Prior Quarter, Current Period and Prior Period. The indefinite-lived water rights are generally subject to renewal every five to ten years at immaterial renewal costs. Annual amortization of intangible assets for the next five years and beyond is as follows:

Amount
(in thousands)
Remainder of 2026	$4,270
2027	16,709
2028	14,442
2029	13,901
2030	11,512
Thereafter	25,978
Total	$86,812

NOTE 8—DEBT

Sustainability-linked credit facility and revolving line of credit

On January 24, 2025 (the “Closing Date”), SES Holdings and Select LLC entered into a $550.0 million sustainability-linked senior secured credit facility (the “Sustainability-Linked Credit Facility”), by and among SES Holdings, as parent, Select LLC, as borrower and certain of SES Holdings’ subsidiaries, as guarantors, each of the lenders party thereto and Bank of America, N.A., as administrative agent, issuing lender and swingline lender (the “Administrative Agent”), which initially provides for $300.0 million in revolving commitments (the “Revolving Credit Facility”) and $250.0 million in term commitments (the “Term Loan Facility”), in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the Sustainability-Linked Credit Facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

The Borrowing Base for the Revolving Credit Facility is calculated as the sum of (i) 90% of the Eligible Investment Grade Billed Receivables, plus (ii) 85% of the Eligible Billed Receivables (other than Eligible Investment Grade Billed Receivables), plus (iii) the lesser of (a) 75% of the amount of Eligible Unbilled Receivables and (b) an amount equal to 40% of the Borrowing Base, plus (iv) the least of (x) the product of 70% multiplied by the value of Eligible Inventory at such time, (y) the product of 85% multiplied by the Net Recovery Percentage identified in the most recent Acceptable Appraisal of Inventory, multiplied by the value of Eligible Inventory at such time and (z) an amount equal to 30% of the Borrowing Base, minus (v) the aggregate amount of Reserves, if any, established by the Administrative Agent from time to time. As of September 30, 2026, the Borrowing Base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $256.2 million. The Borrowing Base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by Select LLC to the Administrative Agent.

The Term Advance Borrowing Base for the Term Loan Facility is calculated as the lesser of (i) the product of 100% multiplied by the net book value of all Machinery and Equipment and (ii) the product of 65% multiplied by the net orderly liquidation value – in place of the Term Advance Collateral. As of the Closing Date, the Term Advance Borrowing Base under the Term Loan Facility was $426.3 million. The Term Advance Borrowing Base is thereafter only subject to reporting and redetermination during the period commencing after the date that excess availability is less than the greater of (a) 25% of the lesser of (1) the aggregate revolving commitments and (2) the then-effective borrowing base (such lesser amount, the “Borrowing Limit”) and (b) $30.0 million for three or more consecutive business days and ending on the first date that excess availability has equaled or exceeded the greater of (1) 25% of the Borrowing Limit and (2) $30.0 million for 30 consecutive days.

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

Under the Sustainability-Linked Credit Facility, the interest rate margin and the facility fee rates are also subject to annual adjustments based on Select LLC’s performance of specified sustainability target thresholds with respect to (i) total recordable incident rate, as the Employee Health and Safety Metric, and (ii) barrels of recycled produced water recycled at facilities of the Credit Parties, as the Water Stewardship Metric, in each case, subject to limited assurance verification by a qualified independent external reviewer. The adjustment for the interest rate margin is a range of plus and minus 5.00 basis points and the adjustment for the commitment fee rate is a range of plus and minus 1.00 basis point, subject to the mechanics under the Sustainability-Linked Credit Facility. As of the Closing Date, the margin adjustment in effect is a reduction of 5.00 basis points and the commitment fee adjustment in effect is a reduction of 1.00 basis point.

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

The Sustainability-Linked Credit Facility requires SES Holdings to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00, tested only as of the first day of any covenant testing period and as of the last day of each fiscal quarter ending thereafter during such covenant testing period. A covenant testing period is triggered if availability is less than the greater of (i) 10% of the borrowing limit and (ii) $15.0 million and continues until availability has equaled or exceeded such amount for 30 consecutive calendar days.

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

 The Company had $234.4 million and $320.0 million in borrowings outstanding under the Sustainability-Linked Credit Facility as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $256.2 million and $235.1 million, respectively. The borrowing capacity under the Sustainability-Linked Credit Facility was reduced by outstanding letters of credit of $18.7 million and $19.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s letters of credit have a variable interest rate between 1.75% and 2.25% based on the Company’s average excess availability as outlined above. The unused portion of the available borrowings under the Sustainability-Linked Credit Facility was $237.5 million as of September 30, 2026.

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

On August 20, 2026, the Sustainability-Linked Credit Facility was amended to allow the Company to guarantee, on an unsecured basis, purchase money debt of SES Holdings and its subsidiaries.

The Company was in compliance with all debt covenants as of September 30, 2026.

Prior to closing of the Notes Offering and in connection with the Reorganization, Select Holdings was substituted for SES Holdings as “Parent” under the Sustainability-Linked Credit Facility, upon which SES Holdings was released as a guarantor thereunder and its assets were released from the liens securing the Sustainability-Linked Credit Facility. On October 21, 2026, in connection with the closing of the Notes Offering, the Term Loan Facility under the Sustainability-Linked Credit Facility was repaid in full and terminated. Concurrent with the closing of the Pilot Water Acquisition, and the “Effective Date” under the New Credit Agreement, the Revolving Credit Facility under the Sustainability-Linked Credit Facility was repaid in full and the Sustainability-Linked Credit Facility was terminated. See Note 17—Subsequent Events.

Pilot Water Acquisition Financing

In connection with the Pilot Water Acquisition, SES Holdings obtained financing commitments pursuant to debt commitment letters, pursuant to which certain financing sources committed, subject to satisfaction of certain customary terms and conditions, to provide debt financing sufficient to consummate the Pilot Water Acquisition. Concurrent with the closing of the Pilot Water Acquisition on November 2, 2026, such financing commitments terminated and the New Credit Agreement became effective. See Note 17—Subsequent Events.

Agricultural loan

On May 1, 2026, a subsidiary of the Company acquired the BRR in Eddy County, New Mexico (See “Note 3—Acquisitions and Divestitures”). This acquisition was funded with a combination of cash on hand and a $13.0 million agricultural loan bearing interest at 6.35%, with a maturity date of May 1, 2031. In connection with the agricultural loan, the Company incurred $0.1 million of debt issuance costs during the Current Period.

The principal maturities of debt outstanding as of September 30, 2026 were as follows:

	Amount
	(in thousands)
	Agricultural Loan	Term Loan	Total
Remainder of 2026	$162	$15,625	$15,787
2027	650	62,500	63,150
2028	650	62,500	63,150
2029	650	62,500	63,150
2030	650	31,250	31,900
2031	10,013	—	10,013
Total	$12,775	$234,375	$247,150
Less: Debt issuance costs	(92)	(3,024)	(3,116)
Less: Current portion of long-term debt	(650)	(15,625)	(16,275)
Long-term debt, net	$12,033	$215,726	$227,759

Interest rate as of September 30, 2026	6.35%	6.85%

Unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, were $5.6 million and $6.7 million, respectively. The debt issuance costs related to the revolving line of credit are presented as a deferred charge within other assets on the consolidated balance sheets. The debt issuance costs related to the term loan and agricultural loan are presented as a deferred credit, reducing the loan’s carrying value on the consolidated balance sheets. Debt issuance costs are amortized to interest expense over the life of the debt to which they pertain. Total amortization expense related to debt issuance costs was $0.4 million, $0.4 million, $1.2 million and $1.1 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

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

NOTE 10—EQUITY-BASED COMPENSATION

As of September 30, 2026, there were 5,978,660 shares available for issuance as future equity awards under the Select Water Solutions, Inc. 2024 Equity Incentive Plan (the “2024 Plan”).

Stock Option Awards

The Company has outstanding stock option awards as of September 30, 2026 but there have been no option grants since 2018. The stock options were granted with an exercise price equal to or greater than the fair market value of a share of Class A common stock as of the date of grant. The expected life of the options at the time of the grant was based on the vesting period and term of the options awarded, which was ten years.

A summary of the Company’s stock option activity and related information as of and for the Current Period is as follows:

	For the nine months ended September 30, 2026
			Weighted-average
		Weighted-average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands) (a)
Beginning balance, outstanding	856,092	$21.98	1.7	$302
Other	10,075	14.89
Exercised	(142,551)	8.68
Expired	(38,588)	20.00
Ending balance, outstanding	685,028	$24.75	1.2	$292
Ending balance, exercisable	685,028	$24.75	1.2	$292
Nonvested as of September 30, 2026	—	$—

(a) Aggregate intrinsic value for stock options is based on the difference between the exercise price of the stock options and the quoted closing Class A common stock price of $19.79 and $10.52 as of September 30, 2026 and December 31, 2025, respectively.

All equity-based compensation expense related to stock options has been previously recognized.

Restricted Stock Awards

The value of the restricted stock awards granted was established by the market price of the Class A common stock on the date of grant and is recorded as compensation expense ratably over the vesting term, which is generally over three years from the applicable date of grant. The Company recognized compensation expense of $3.8 million, $3.1 million, $10.7 million and $9.4 million related to the restricted stock awards for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. As of September 30, 2026, there was $21.2 million of unrecognized compensation expense with a weighted-average remaining life of 1.9 years related to unvested restricted stock awards.

During the Current Quarter, the Company’s board of directors approved (with the Company’s CEO recusing himself from the board’s approval) an award of 250,000 shares of time-based restricted stock to the Company’s CEO. The restricted stock will vest one-half on July 16, 2028, and one-half on October 1, 2028.

A summary of the Company’s restricted stock awards activity and related information for the Current Period is as follows:

	For the nine months ended September 30, 2026
		Weighted-average
	Restricted Stock Awards	Grant Date Fair Value
Nonvested as of December 31, 2025	2,245,950	$9.41
Granted	1,297,027	15.21
Vested	(1,003,482)	9.36
Forfeited	(48,236)	10.49
Nonvested as of September 30, 2026	2,491,259	$12.43

Performance Share Units (“PSUs”)

During the Current Quarter, the Company's board of directors approved (with the Company’s CEO recusing himself from the board’s approval) an award of 1,125,000 PSUs to the Company’s CEO. The PSUs are subject to stock price targets for the Company’s Class A common stock over nine consecutive calendar quarters (beginning on October 1, 2026, and ending on December 31, 2028) and an additional service period requirement through January 1, 2029. The grant-date fair value of approximately $14.7 million was determined using a Monte Carlo simulation with a stock price of $19.84, expected volatility of 45.0%, risk-free rate of 4.21% and dividend yield of 1.4%.

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

The fair value on the date the PSUs were granted during 2026, 2025 and 2024 was $28.7 million, $5.4 million and $5.2 million, respectively. Compensation expense related to the PSUs is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are probable to vest by the measurement date (i.e., the last day of each reporting period date) fair value and recognized using the accelerated attribution method. The Company recognized compensation expense of $4.8 million, $4.3 million, $12.0 million and $4.6 million related to the PSUs for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

As of September 30, 2026, the unrecognized compensation cost related to our unvested PSUs is estimated to be $26.8 million and is expected to be recognized over a weighted-average period of 2.2 years. However, this compensation cost will be adjusted as appropriate throughout the applicable performance periods.

A summary of the Company’s PSUs and related information for the Current Period is as follows:

PSUs
Nonvested as of December 31, 2025	1,678,541
Target shares granted	2,079,766
Target shares vested (1)	(852,901)
Adjustment for performance factor(1)	95,653
Target shares forfeited (1)	(39,856)
Target shares outstanding as of September 30, 2026	2,961,203

(1)	The PSUs granted in 2023 related to ROA and free cash flow (“FCF”) vested at 124% and 90% of target, respectively.

Share Repurchases

During the Current Quarter, the Company repurchased 5,998 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under both the 2024 Plan and the Select Energy Services, Inc. 2016 Equity Incentive Plan. All repurchased shares were retired. During the Current Quarter, the repurchases were accounted for as a decrease in equity of $0.1 million. In the Prior Quarter, the Company repurchased 38,992 shares of Class A common stock in connection with the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Quarter or Prior Quarter.

During the Current Period, the Company repurchased 674,670 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements for shares vested under both the 2024 Plan and the Select Energy Services, Inc. 2016 Equity Incentive Plan. All repurchased shares were retired. During the Current Period, the repurchases were accounted for as a decrease in equity of $9.5 million. In the Prior Period, the Company repurchased 615,422 shares of Class A common stock in connection with the cashless exercise of options and the satisfaction of employee minimum tax withholding requirements. The Company did not make any open market repurchases in either the Current Period or Prior Period.

The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our open-market share repurchase program.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of the fair value hierarchy for the nine months ended September 30, 2026 or the year ended December 31, 2025.

As discussed in Note 4—Revenue, the Company received saltwater disposal assets as noncash consideration under a long-term customer agreement and recorded the assets at fair value using Level 3 inputs, with a corresponding contract liability and related day-one repair liabilities. The fair value of the 14 SWD assets received as noncash consideration was estimated to be $14.0 million using a blended cost and income approach. Significant unobservable inputs included an estimated replacement cost of $4.0 million per well, a 50% physical depreciation adjustment and a $1.0 million per-well reduction reflecting the economic effect of the long-term contract’s per-barrel transportation rate, resulting in an estimated fair value of $1.0 million per well. The valuation also considered the age and condition of the wells and the Company’s ability to use available capacity to generate revenue from third-party customers.

The fair value of the Company’s retained 45% equity interest in Peak was estimated to be $30.1 million using the negotiated transaction value. Although the transaction involved a related party, the transaction terms were negotiated over several months by informed parties represented by separate legal and financial advisors, and neither party was required to transact. Accordingly, management concluded that the negotiated value was representative of market-participant assumptions. No separate discounts for lack of control or marketability were applied, as those factors were considered in the negotiated transaction value.

The fair value of the $35.3 million seller note receivable was estimated using a discounted cash flow approach based on its contractual cash flows and an 8.5% discount rate, which was equal to the note’s stated interest rate. In evaluating the discount rate, management considered the note’s five-year maturity, quarterly cash-interest requirement, collateral and mandatory prepayment provisions, as well as the credit and liquidity risks associated with the note. Accordingly, the note’s principal amount approximated its fair value at initial recognition.

Following initial recognition, the retained investment is not subsequently remeasured at fair value and is instead accounted for under the equity method in accordance with ASC 323. Additionally, the seller note receivable is not subsequently remeasured at fair value, and the note is evaluated for expected credit losses under ASC 326. See Note 3—Acquisitions and Divestitures and Note 2—Significant Accounting Policies for further discussion of this transaction.

Other fair value considerations

The agricultural loan bears interest at a fixed rate of 6.35%. As the loan was recently originated and there were no significant changes in market interest rates, the Company’s credit profile or other factors affecting the borrowing rate, the Company estimated that the carrying value of the agricultural loan approximated its fair value as of September 30, 2026. Observable market information for debt with sufficiently comparable terms and credit characteristics was not available; accordingly, the estimated fair value was classified as Level 3 within the fair value hierarchy. The seller note receivable bears a fixed rate of 8.5% and was recorded at fair value on September 23, 2026; its carrying value approximated fair value as of September 30, 2026, also classified as Level 3 within the fair value hierarchy.

The carrying values of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable trade and accounts payable, approximate their fair value as of September 30, 2026 and December 31, 2025 due to the short-term nature of these instruments. The carrying value of debt as of September 30, 2026 approximates fair value due to variable market rates of interest. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

During the Current Quarter, sales to related parties were $0.1 million and purchases from related-party vendors were $7.1 million. These purchases consisted of $4.8 million relating to the rental of certain equipment or other services used in operations, $1.2 million relating to management, consulting and other services, $0.6 million relating to property and equipment and $0.5 million relating to inventory and consumables.

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

During the Current Period, sales to related parties were $0.3 million and purchases from related-party vendors were $19.7 million. These purchases consisted of $14.3 million relating to the rental of certain equipment or other services used in operations, $2.7 million relating to management, consulting and other services, $1.5 million relating to inventory and consumables and $1.2 million relating to property and equipment.

During the Prior Period, sales to related parties were $0.4 million and purchases from related-party vendors were $23.6 million. These purchases consisted of $14.5 million relating to the rental of certain equipment or other services used in operations, $3.4 million relating to management, consulting and other services, $3.4 million relating to inventory and consumables and $2.3 million relating to property and equipment.

Effective as of September 23, 2026, Peak became a related party of the Company through the Company’s 45% equity-method investment. Following deconsolidation, the Company provides certain transition services to Peak under a services and support agreement. Transactions with Peak are included in the related party amounts presented above. The seller note is an obligation of Headwall rather than Peak and is presented separately from the Company’s equity-method investment. The divestiture was a related-party transaction as Headwall was a related party of the Company at the time of the transaction; however, Headwall ceased to be a related party after closing.

Tax Receivable Agreements

In connection with the Select 144A Offering, the Company entered into two TRAs with certain then-affiliates of the then-holders of SES Holdings LLC Units. As of September 30, 2026, certain of the TRA Holders were employed by the Company, on the Company’s board of directors and/or owned shares of the Company’s Class A and/or Class B common stock.

The first of the TRAs, which Select Inc. entered into with Legacy Owner Holdco and Crestview Partners II GP, L.P. (“Crestview GP”) generally provides for the payment by Select Inc. to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Select Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Select Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s SES Holdings LLC Units in connection with the Select 144A Offering or pursuant to the exercise of the Exchange Right or Select Inc.’s Call Right and (ii) imputed interest deemed to be paid by Select Inc. as a result of, and additional tax basis arising from, any payments Select Inc. makes under such Tax Receivable Agreement.

The second of the TRAs, which Select Inc. entered into with an affiliate of Legacy Owner Holdco and Crestview GP, generally provides for the payment by Select Inc. to such TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Select Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the Select 144A Offering as a result of, as applicable to each such TRA Holder, (i) any net operating losses (“NOLs”) available to Select Inc. as a result of certain reorganization transactions entered into in connection with the Select 144A Offering and (ii) imputed interest deemed to be paid by Select Inc. as a result of any payments Select Inc. makes under such Tax Receivable Agreement.

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

Select Inc. has recognized a liability associated with the TRAs as of September 30, 2026 and December 31, 2025 of $60.6 million and $43.4 million, respectively, because the likelihood of a payment to be made under the TRAs has been determined to be probable as of both September 30, 2026 and December 31, 2025. The increase in the Current Period is due to the exchange of 9,113,400 SES Holdings LLC Units for an equivalent number of shares of Class A common stock that occurred during the Current Period. In connection with such exchange, the corresponding shares of Class B common stock were cancelled. The increase in the TRA liability was recorded as a net increase to deferred tax assets of $7.3 million, net of valuation allowance, and a net decrease to additional paid-in capital of $9.9 million.

 The recognized liability associated with the TRAs represents 85% of the net cash savings in U.S. federal, state and local income tax or franchise tax that Select Inc. anticipates realizing in future years from certain increases in tax basis and other tax attributes arising from Select Inc.’s completed acquisitions of SES Holdings LLC Units from the TRA Holders and from the NOLs available to Select Inc. as a result of certain reorganization transactions entered into in connection with the Select 144A Offering. This liability could materially change in the future, based on multiple factors including, among others, whether the remaining holders of SES Holdings LLC Units exchange such units for Class A common stock, the value of our Class A common stock, changes in our economic projections and actual results, passage of future legislation, and consummation of significant transactions in the future.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Current income tax (benefit) expense	$194	$(174)	$181	$283
Deferred income tax expense	8,849	608	17,655	7,566
Total income tax expense	$9,043	$434	$17,836	$7,849
Effective Tax Rate	27.9%	5.8%	24.1%	21.7%

          The Company regularly reviews its deferred tax assets for realization and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers all available positive and negative evidence in determining whether realization of the tax benefit is more likely than not. This evidence includes historical income/loss, projected future income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Management has continued to assess both positive and negative evidence and determined that no adjustments to the remaining valuation allowance were necessary as of September 30, 2026.

NOTE 14—NONCONTROLLING INTERESTS

The Company’s noncontrolling interests fall into two categories as follows:

●	Noncontrolling interests attributable to joint ventures formed for water-related services.
●	Noncontrolling interests attributable to holders of Class B common stock.

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Noncontrolling interests attributable to joint ventures formed for water-related services	$(3,435)	$(2,275)
Noncontrolling interests attributable to holders of Class B common stock	59,570	123,726
Total noncontrolling interests	$56,135	$121,451

During the Current Period, the Company received a $0.5 million cash contribution from a noncontrolling interest for ongoing operations.

For all periods presented, there were changes in Select Inc.’s ownership interest in SES Holdings. The effects of the changes in Select Inc.’s ownership interest in SES Holdings are as follows:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Net income attributable to Select Water Solutions, Inc.	$50,250	$21,569
Transfers from noncontrolling interests:
Decrease in additional paid-in capital from reallocation to Class B holders in connection with underwritten offering	(8,283)	—
Decrease in additional paid-in capital as a result of issuing shares for business combination	—	(141)
Increase in additional paid-in capital as a result of restricted stock issuance, net of forfeitures	3,586	1,010
Increase in additional paid-in capital as a result of vested PSUs	530	406
Increase in additional paid-in capital as a result of the repurchase of SES Holdings LLC Units	910	511
Increase in additional paid-in capital as a result of exchanges of SES Holdings LLC Units (an equivalent number of shares of Class B common stock) for shares of Class A common stock	72,865	—
Change to equity from net income attributable to Select Water Solutions, Inc. and transfers from noncontrolling interests	$119,858	$23,355

Variable Interest Entity

Noncontrolling interests deficit of $3.4 million as of September 30, 2026, relates to the Company’s equity interest in a consolidated subsidiary formed in 2022 to provide water-related services in support of wildfire response efforts. During the Current Quarter, the Company invested an additional $7.5 million in the subsidiary to increase its ownership share, increasing the Company’s ownership interest to approximately 62.3%. The entity is considered a VIE and has been consolidated since formation, as the Company is deemed the primary beneficiary. In addition to its equity contributions, the Company had an outstanding loan balance of $4.5 million due from the subsidiary and an intercompany receivable of $0.3 million as of September 30, 2026; both amounts are eliminated in consolidation.

While multiple partners contributed capital to the subsidiary, the Company’s increased ownership during the Current Quarter reinforces the Company’s ongoing involvement with the VIE and supports the conclusion that the Company is the primary beneficiary, as it reflects a demonstrated willingness to provide financial resources necessary to sustain the subsidiary’s operations. Since inception, the consolidated subsidiary has been included within the Company’s Water Services segment.

NOTE 15—INCOME PER SHARE

Income per share is based on the amount of income allocated to the stockholders and the weighted-average number of shares outstanding during the period for each class of common stock. Outstanding options are included in the calculation of diluted weighted-average shares outstanding to the extent they may be dilutive upon exercise and are excluded to the extent they would be antidilutive. Accordingly, outstanding options to purchase 658,820, 692,908, 658,820 and 692,908 shares of Class A common stock, representing 96%, 71%, 96% and 71% of the total outstanding options at period end, for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as their effect is antidilutive. Shares of the Company’s Class B common stock do not share in net income or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Diluted earnings per share was computed using the treasury stock method.

During the Current Quarter and Current Period, certain holders of SES Holdings LLC Units exchanged 4,050,400 and 9,113,400 SES Holdings LLC Units (and corresponding shares of Class B common stock) for an equivalent number of shares of Class A common stock, respectively. In connection with such exchanges, the corresponding shares of Class B common stock were cancelled. The exchanges were accounted for as equity transactions and resulted in a reclassification within stockholders’ equity with no impact on total stockholders’ equity. The incremental number of shares of Class A common stock are reflected in the Current Quarter and Current Period weighted-average share calculations in the tables below.

The following tables present the Company’s calculation of basic and diluted earnings per share for the Current and Prior Quarter and the Current and Prior Period (dollars in thousands, except share and per share amounts):

	Three months ended September 30, 2026			Three months ended September 30, 2025

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$22,927			$2,294
Net (income) loss attributable to noncontrolling interests	(2,318)			389
Net income attributable to Select Water Solutions, Inc. — basic	$20,609	$20,609	$—	$2,683	$2,683	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	18	18	—	3	3	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	28	28	—	4	4	—
Net income attributable to Select Water Solutions, Inc. — diluted	$20,655	$20,655	$—	$2,690	$2,690	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		127,774,689	8,190,743		102,512,351	16,221,101
Dilutive effect of restricted stock		1,336,075	—		623,975	—
Dilutive effect of performance share units		2,077,657	—		1,087,590	—
Dilutive effect of stock options		15,117	—		12,823	—
Weighted-average shares of common stock outstanding — diluted		131,203,538	8,190,743		104,236,739	16,221,101
Income per share:
Basic		$0.16	$—		$0.03	$—
Diluted		$0.16	$—		$0.03	$—

	Nine months ended September 30, 2026			Nine months ended September 30, 2025

	Select Water Solutions, Inc.	Class A	Class B	Select Water Solutions, Inc.	Class A	Class B
Numerator:
Net income	$54,921			$23,525
Net income attributable to noncontrolling interests	(4,671)			(1,956)
Net income attributable to Select Water Solutions, Inc. — basic	$50,250	$50,250	$—	$21,569	$21,569	$—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of restricted stock	61	61	—	30	30	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of performance units	80	80	—	37	37	—
Add: Reallocation of net income attributable to noncontrolling interests for the dilutive effect of stock options	1	1	—	1	1	—
Net income attributable to Select Water Solutions, Inc. — diluted	$50,392	$50,392	$—	$21,637	$21,637	$—
Denominator:
Weighted-average shares of common stock outstanding — basic		120,219,206	12,352,450		101,616,535	16,221,101
Dilutive effect of restricted stock		1,183,308	—		761,416	—
Dilutive effect of performance share units		1,568,296	—		941,200	—
Dilutive effect of stock options		14,690	—		32,775	—
Weighted-average shares of common stock outstanding — diluted		122,985,500	12,352,450		103,351,926	16,221,101
Income per share:
Basic		$0.42	$—		$0.21	$—
Diluted		$0.41	$—		$0.21	$—

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

The Company’s CODM assesses performance and allocates resources on the basis of the following three reportable segments:

Water Infrastructure — The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with its gathering and distribution pipelines, water recycling facilities, SWDs, water storage facilities, and solids management facilities, primarily serving E&P companies.

Water Services — The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment included the operations of our Peak business on a consolidated basis prior to its deconsolidation on September 23, 2026.

Chemical Technologies — The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. This segment develops, manufactures, manages logistics and provides a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Financial information by segment for the Current and Prior Quarter and the Current and Prior Period is as follows:

	For the three months ended September 30, 2026

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$110,661	$215,569	$90,498	$—	$(4,539)	$412,189
Costs of revenue excluding depreciation, amortization and accretion	(51,384)	(161,824)	(74,108)	—	4,539	(282,777)
Depreciation, amortization and accretion	(30,236)	(16,078)	(1,706)	(963)		(48,983)
Selling, general and administrative	(5,292)	(7,638)	(5,029)	(35,651)		(53,610)
Other(1)	5,294	5,245	14	(48)		10,505

Net income						$22,927
Interest expense, net						5,354
Tax expense						9,043
Depreciation, amortization and accretion						48,983
EBITDA	$59,279	$51,352	$11,375	$(35,699)		$86,307

Capital expenditures(2)	$105,343	$8,923	$1,561	$369		$116,196

	For the three months ended September 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$79,877	$169,014	$76,909	$—	$(3,557)	$322,243
Costs of revenue excluding depreciation, amortization and accretion	(40,214)	(136,840)	(61,614)	—	3,557	(235,111)
Depreciation, amortization and accretion	(25,065)	(16,838)	(1,675)	(1,310)		(44,888)
Selling, general and administrative	(5,367)	(8,723)	(4,181)	(23,403)		(41,674)
Other(1)	(2,962)	10,710	357	16		8,121

Net income						$2,294
Interest expense, net						5,963
Tax expense						434
Depreciation, amortization and accretion						44,888
EBITDA	$31,334	$34,161	$11,471	$(23,387)		$53,579

Capital expenditures(2)	$64,402	$20,446	$1,217	$9		$86,074

	For the nine months ended September 30, 2026

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$310,287	$609,261	$265,989	$—	$(11,583)	$1,173,954
Costs of revenue excluding depreciation, amortization and accretion	(142,689)	(464,001)	(214,347)	—	11,583	(809,454)
Depreciation, amortization and accretion	(86,988)	(48,793)	(5,206)	(3,293)		(144,280)
Selling, general and administrative	(16,104)	(23,192)	(13,738)	(82,305)		(135,339)
Other(1)	(1,397)	5,455	86	14		4,158

Net income						$54,921
Interest expense, net						16,282
Tax expense						17,836
Depreciation, amortization and accretion						144,280
EBITDA	$150,097	$127,523	$37,990	$(82,291)		$233,319

Capital expenditures(2)	$218,638	$45,897	$6,008	$690		$271,233

	For the nine months ended September 30, 2025

	Water Infrastructure	Water Services	Chemical Technologies	Other	Eliminations	Totals
Revenue	$233,766	$614,914	$221,895	$—	$(9,733)	$1,060,842
Costs of revenue excluding depreciation, amortization and accretion	(115,576)	(491,923)	(182,692)	—	9,733	(780,458)
Depreciation, amortization and accretion	(67,115)	(51,090)	(5,102)	(4,153)		(127,460)
Selling, general and administrative	(16,405)	(26,454)	(13,289)	(61,893)		(118,041)
Other(1)	525	13,019	1,060	(1,629)		12,975

Net income						$23,525
Interest expense, net						16,484
Tax expense						7,849
Depreciation, amortization and accretion						127,460
EBITDA	$102,310	$109,556	$26,974	$(63,522)		$175,318

Capital expenditures(2)	$165,834	$44,236	$3,229	$848		$214,147

(1)	Other includes lease abandonment costs, impairments and abandonments, remeasurement gains, gains or losses on sales of property and equipment, gain on deconsolidation of subsidiary, TRAs expense, equity in losses of unconsolidated entities and other income and expenses.
(2)	Amounts above include accruals for capital expenditures.

Total assets by segment as of September 30, 2026 and December 31, 2025, is as follows:

	As of	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Water Infrastructure	$1,139,180	$929,789
Water Services	381,070	435,761
Chemical Technologies	157,339	148,773
Other	140,657	81,289
Total	$1,818,246	$1,595,612

NOTE 17—SUBSEQUENT EVENTS

Credit Agreement

On October 13, 2026, Select Water Holdings LLC (“Select Holdings”), an indirect subsidiary of the Company, executed a Credit Agreement (the “New Credit Agreement”), among Select Holdings, as borrower, SES Holdings, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto from time to time.

The New Credit Agreement provides for a senior secured revolving credit facility of up to $500.0 million (the “New Revolving Credit Facility”), including a $50.0 million letter of credit sublimit, and became effective on November 2, 2026 upon the satisfaction or waiver of certain conditions specified in the New Credit Agreement, including the consummation of the Pilot Water Acquisition (the date of such satisfaction or waiver, the “Effective Date”).

The New Revolving Credit Facility will mature on the earlier of (i) the fifth anniversary of the date on which it becomes effective and (ii) to the extent that more than $50.0 million aggregate principal amount (or available undrawn commitments) of any indebtedness for borrowed money or permitted refinancing indebtedness in respect thereof is outstanding on such date, the date that is 91 days prior to the stated maturity of such material indebtedness for borrowed money or such permitted refinancing indebtedness. Proceeds may be used to finance a portion of the Pilot Water Acquisition and pay fees and expenses related thereto, to refinance existing indebtedness, to fund acquisitions and other growth projects, for working capital, for capital expenditures, and for general corporate purposes. Select Holdings may request up to $250.0 million of additional commitments after the Effective Date, subject to certain conditions, including the provision of such commitments by existing or additional lenders.

Borrowings bear interest, at Select Holdings’ option, at the Term SOFR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.25% to 3.25% or the Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.25% to 2.25%, in each case based on Select Holdings’ net total leverage ratio.

The obligations under the New Credit Agreement are guaranteed by Select Holdings’ material wholly owned domestic subsidiaries (including, as of the Effective Date, Pilot Water) and are secured by substantially all of the personal property and certain material real property of Select Holdings and the guarantors, subject to certain exclusions, and by a pledge by SES Holdings of its equity interests in Select Holdings. Neither Select Inc. nor SES Holdings guarantees the obligations under the New Credit Agreement.

The New Credit Agreement contains restrictions on the ability of Select Holdings and its restricted subsidiaries to make distributions on, or redeem or repurchase their equity interests, or to prepay or redeem certain unsecured or subordinated indebtedness, prior to scheduled maturity, subject to certain exceptions, including that, such transactions are permitted so long as (i) no default or event of default exists or would result therefrom, (ii) the pro forma net total leverage ratio of Select Holdings is not more than 3.50 to 1.00 and (iii) after giving effect to such transaction, Select Holdings has liquidity of not less than 15% of the aggregate revolving credit commitments. In addition, so long as no payment event of default or bankruptcy or insolvency event of default with respect to Select Holdings exists or would result therefrom, Select Holdings is permitted to make restricted payments, including dividends, in an aggregate amount up to $15.0 million per fiscal quarter.

The New Credit Agreement also requires Select Holdings to maintain (i) a net total leverage ratio of not more than 4.25 to 1.00 (which may be increased to 4.50 to 1.00 for the fiscal quarter in which certain material acquisitions are consummated and the two immediately subsequent fiscal quarters), (ii) a net senior secured leverage ratio of not more than 2.50 to 1.00 and (iii) an interest coverage ratio of not less than 2.50 to 1.00, in each case, tested quarterly.

The New Credit Agreement contains certain customary representations and warranties, affirmative covenants and additional negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the New Credit Agreement to be immediately due and payable and terminate all outstanding commitments thereunder; provided that, in the case of certain bankruptcy or insolvency events, such acceleration and termination will occur automatically.

Notes Offering

On October 21, 2026, Select Holdings (in such capacity, the “Issuer”) completed a private offering (the “Notes Offering”) of $900.0 million aggregate principal amount of 7.625% Senior Notes due November 1, 2034 (the “Notes”), issued at par. Interest on the Notes is payable semiannually on May 1 and November 1, beginning May 1, 2027. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Issuer’s existing restricted subsidiaries and by certain future restricted subsidiaries that guarantee certain indebtedness of the Issuer or a guarantor under any credit facility. The Notes are not guaranteed by Select Inc. or SES Holdings. The Issuer received net proceeds of approximately $886.5 million, after deducting the initial purchasers’ discount. The Issuer used a portion of the net proceeds from the Notes Offering, together with cash on hand, (i) to fund the cash consideration for the Pilot Water Acquisition, (ii) to repay the outstanding obligations under the Term Loan Facility in full and repay any outstanding loans (together with accrued and unpaid interest thereon) under the Revolving Credit Facility, and (iii) to pay the fees, premiums, expenses and costs incurred in connection with the foregoing and the transactions related thereto. The Issuer intends to use the remainder for general corporate purposes and working capital.

Reorganization

On October 20, 2026, in connection with the Notes Offering, SES Holdings contributed substantially all of its assets, including its equity interests in its subsidiaries other than Select Holdings, to Select Holdings (the “Reorganization”). SES Holdings is the sole member of Select Holdings. In connection with the Reorganization, Select Holdings was substituted for SES Holdings as “Parent” under the Sustainability-Linked Credit Facility, upon which SES Holdings was released as a guarantor thereunder and its assets were released from the liens securing the Sustainability-Linked Credit Facility.

Pilot Water Acquisition

On September 24, 2026, Select LLC, a subsidiary of SES Holdings, entered into a definitive agreement (the “Pilot Water Acquisition Agreement”) with Pilot OFS Holdings LLC (“Pilot OFS”) and Minerva Infrastructure IA LLC (together with Pilot OFS, the “Sellers”) to acquire all of the issued and outstanding membership interests of Pilot Water, a disposal-focused water midstream company with a core position in the Delaware Basin, for aggregate consideration consisting of $600.0 million in cash (subject to customary purchase price adjustments), a number of shares of our Class A common stock equal to $100.0 million divided by the 30-day volume-weighted average price of our Class A common stock immediately prior to the closing date (such price, the “Closing Share Price” and such shares, the “Equity Consideration”), and $15.0 million of contingent consideration payable in cash to Pilot OFS upon the achievement of certain operational milestones (the “Pilot Water Acquisition”). In addition, the Pilot Water Acquisition Agreement provides that if the 30-day volume-weighted average price of our Class A common stock as of the trading day immediately prior to the six-month anniversary of the closing date (such date, the “Measurement Date” and such price, the “Measurement Date Share Price”) is less than the Closing Share Price, Select LLC will make (or cause to be made) a true-up payment to Pilot OFS in cash in an amount equal to (x) (a) the difference between the Closing Share Price and the Measurement Date Share Price multiplied by (b) the number of shares of our Class A common stock delivered to Pilot OFS at closing, minus (y) any cash dividends received or declared (if the record date occurs prior to the Measurement Date) on the Equity Consideration from the closing through the Measurement Date. On October 27, 2026, Select LLC and the Sellers entered into that certain Amendment No. 1 to the Pilot Water Acquisition Agreement (the “MIPA Amendment”), to provide that the closing of the Pilot Water Acquisition will take place on November 2, 2026, subject to the satisfaction or waiver of the closing conditions. The transaction closed on November 2, 2026, and we issued 5,149,331 shares of Class A common stock in connection therewith.

Select acquired Pilot Water to expand the scale and geographic reach of its Water Infrastructure platform and increase its portfolio of long-term, production-related revenue. Pilot Water’s water midstream infrastructure and contracted customer base complement Select’s existing operations, particularly in the Delaware Basin, while also expanding Select’s presence across several other operating regions. The acquisition is also expected to provide operational efficiencies and opportunities to integrate Pilot Water’s disposal infrastructure with Select’s recycling capabilities, further supporting Select’s strategy of capturing the full lifecycle economics of produced water.  During the Current Period, the Company incurred $2.9 million in transaction costs related to the acquisition. Due to the limited time between the closing of the Pilot Water Acquisition and the issuance of these consolidated financial statements, the initial accounting for the business combination is incomplete. As a result, the Company is unable to disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed, the amount of goodwill, the acquisition-date fair value of the contingent consideration and the share price true-up obligation, and supplemental pro forma revenue and earnings.

On November 2, 2026, in connection with the closing of the Pilot Water Acquisition, Select Holdings, the existing guarantors, Pilot Water Solutions LLC and certain of its subsidiaries entered into a first supplemental indenture to the indenture governing the Notes, pursuant to which Pilot Water Solutions LLC and such subsidiaries became guarantors of the Notes.

Repayment and Termination of Existing Credit Facility

On October 21, 2026, following the closing of the Notes Offering, the Company repaid in full and terminated the Term Loan Facility under the Sustainability-Linked Credit Facility. At the time of repayment, $218.8 million of principal was outstanding under the Term Loan Facility.

On November 2, 2026, upon closing of the Pilot Water Acquisition and the Effective Date occurring under the New Credit Agreement, the Revolving Credit Facility under the Sustainability-Linked Credit Facility was repaid in full and the Sustainability-Linked Credit Facility was fully terminated. At the time of repayment, $10.0 million of borrowings was outstanding under the Revolving Credit Facility.

Termination of Debt Commitments

Concurrent with the closing of the Pilot Water Acquisition on November 2, 2026, the financing commitments pursuant to the debt commitment letters entered into in connection with the Pilot Water Acquisition terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto included in 2025 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on August 5, 2026 (our “Q2 2026 Form 10-Q”). This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors as described under “Cautionary Note Regarding Forward-Looking Statements” and other cautionary statements described under the heading “Risk Factors” included in our 2025 Form 10-K, our Q2 2026 Form 10-Q and this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

This discussion relates to the Current Quarter, the Current Period, the Prior Quarter and the Prior Period.

Overview

We are a leading provider of sustainable water and chemical solutions to the energy industry in the U.S. These solutions are supported by our water infrastructure assets, chemical manufacturing and water treatment and recycling capabilities.

Recent Developments

Notes Offering

On October 21, 2026, the Issuer completed the Notes Offering of $900.0 million aggregate principal amount of the Notes, issued at par. Interest on the Notes is payable semiannually on May 1 and November 1, beginning May 1, 2027. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Issuer’s existing restricted subsidiaries and by certain future restricted subsidiaries that guarantee certain indebtedness of the Issuer or a guarantor under any credit facility. The Notes are not guaranteed by Select Inc. or SES Holdings. The Issuer received net proceeds of approximately $886.5 million, after deducting the initial purchasers’ discount. The Issuer used a portion of the net proceeds from the Notes Offering, together with cash on hand, (i) to fund the cash consideration for the Pilot Water Acquisition, (ii) to repay the outstanding obligations under the Term Loan Facility in full and repay any outstanding loans (together with accrued and unpaid interest thereon) under the Revolving Credit Facility, and (iii) to pay the fees, premiums, expenses and costs incurred in connection with the foregoing and the transactions related thereto. The Issuer intends to use the remainder for general corporate purposes and working capital.

Reorganization

On October 20, 2026, in connection with the Notes Offering, SES Holdings completed the Reorganization, pursuant to which SES Holdings contributed substantially all of its assets, including its equity interests in its subsidiaries other than Select Holdings, to Select Holdings, a wholly owned subsidiary of SES Holdings. In connection with the Reorganization, Select Holdings was substituted for SES Holdings as “Parent” under the Sustainability-Linked Credit Facility, upon which SES Holdings was released as a guarantor thereunder and its assets were released from the liens securing the Sustainability-Linked Credit Facility.

Pilot Water Acquisition

On September 24, 2026, Select LLC, a subsidiary of SES Holdings, entered into the Pilot Water Acquisition Agreement with the Sellers to acquire all of the issued and outstanding membership interests of Pilot Water, a privately held disposal-focused water midstream company with a core position in the Delaware Basin, for aggregate consideration consisting of $600.0 million in cash (subject to customary purchase price adjustments), the Equity Consideration and $15.0 million of contingent consideration payable in cash to Pilot OFS upon the achievement of certain operational milestones. In addition, the Pilot Water Acquisition Agreement provides that if the Measurement Date Share Price is less than the Closing Share Price, Select LLC will make (or cause to be made) a true-up payment to Pilot OFS in cash in an amount equal to (x) (a) the difference between the Closing Share Price and the Measurement Date Share Price multiplied by (b) the number of shares of our Class A common stock delivered to Pilot OFS at closing, minus (y) any cash dividends received or declared (if the record date occurs prior to the Measurement Date) on the Equity Consideration from the closing through the Measurement Date.

On October 27, 2026, Select LLC and the Sellers entered into the MIPA Amendment to provide that the closing of the Pilot Water Acquisition will take place on November 2, 2026, subject to the satisfaction or waiver of the closing conditions.

Pilot Water is a leading disposal-focused water midstream company with a core position in the Delaware Basin with approximately 2.7 million barrels per day of active permitted disposal capacity, approximately 0.8 million barrels per day of undeveloped permitted disposal capacity and more than 700 miles of pipeline infrastructure. Pilot Water’s revenues are supported by an attractive contract portfolio, with more than 80% of its annual revenue supported by long-term contracts, including approximately 480,000 barrels per day of minimum volume commitments and 306,000 dedicated acres. Pilot Water’s operational footprint complements our existing Water Infrastructure footprint. We expect the Pilot Water Acquisition and integration into our Delaware Water Infrastructure network to create a balanced recycling and disposal platform to capture the full lifecycle economics of produced and treated-produced water. Unless otherwise indicated, the financial and operating information presented herein does not give effect to the Pilot Water Acquisition and is that of Select only.

The Pilot Water Acquisition closed on November 2, 2026 and we issued 5,149,331 shares of Class A common stock in connection therewith.

Credit Agreement

On October 13, 2026, Select Holdings, an indirect subsidiary of the Company, entered into the New Credit Agreement, among Select Holdings, as borrower, SES Holdings, as parent, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto from time to time.

The New Credit Agreement provides for the New Revolving Credit Facility, a senior secured revolving credit facility of up to $500.0 million, including a $50.0 million letter of credit sublimit, which became effective on the Effective Date, November 2, 2026, upon the satisfaction or waiver of certain conditions specified in the New Credit Agreement, including the consummation of the Pilot Water Acquisition. See Note 17—Subsequent Events.

Repayment and Termination of Existing Credit Facility

On October 21, 2026, following the closing of the Notes Offering, the Company repaid in full and terminated the Term Loan Facility under the Sustainability-Linked Credit Facility. At the time of repayment, $218.8 million of principal was outstanding under the Term Loan Facility.

On November 2, 2026, upon closing of the Pilot Water Acquisition and the Effective Date occurring under the New Credit Agreement, the Revolving Credit Facility under the Sustainability-Linked Credit Facility was repaid in full and the Sustainability-Linked Credit Facility was fully terminated. At the time of repayment, $10.0 million of borrowings was outstanding under the Revolving Credit Facility.

Termination of Debt Commitments

Concurrent with the closing of the Pilot Water Acquisition on November 2, 2026, the financing commitments pursuant to the debt commitment letters entered into in connection with the Pilot Water Acquisition terminated.

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

Peak Update

On September 23, 2026, SES Holdings completed the sale of a 55% interest in Peak to Headwall. SES Holdings retained a 45% ownership interest in Peak and two of five board seats. Headwall owns 55% of Peak, appoints three directors, and directs Peak’s ordinary-course activities and business operations. As a result, we deconsolidated Peak as of September 23, 2026 and began accounting for our retained interest under the equity method. Peak’s results are included in our consolidated results through September 23, 2026.

Prior to the deconsolidation transaction, Peak, while still wholly owned and consolidated, borrowed $40.0 million under a new first-lien term loan and distributed the net proceeds of $37.5 million to SES Holdings. The Peak term loan is an obligation of Peak and is not guaranteed by Select. At closing, SES Holdings received $1.5 million of cash consideration from Headwall, a $35.3 million secured seller note and retained a 45% equity interest with an estimated closing-date fair value of $30.1 million. The cash consideration is subject to customary post-closing adjustments for cash, indebtedness and working capital, which Headwall may elect to settle in cash or through a corresponding adjustment to the principal amount of the seller note. We recognized a gain of approximately $4.2 million before final closing and valuation adjustments.

Following the transaction, our consolidated revenue and costs no longer include Peak after September 23, 2026.

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

Long-Term Contract Revenue

During the Current Quarter, we executed an amended and restated long-term produced water services agreement with a leading public operator in the Northern Delaware Basin, extending our relationship for an additional 12-year term and expanding our contracted acreage position to approximately 500,000 dedicated acres and 375,000 right-of-first-refusal (“ROFR”) acres across Eddy and Lea Counties, New Mexico, including the conversion of 104,000 acres of prior ROFR acreage into dedicated acreage and the addition of 256,000 newly dedicated acres. In connection with this agreement, we expect to invest approximately $120 million to construct approximately 100 miles of additional pipeline, three million barrels of incremental storage capacity and 60,000 barrels per day of additional recycling throughput capacity in Eddy County, New Mexico, with the expanded system expected to interconnect with our existing and ongoing buildout of our broader Northern Delaware network in New Mexico and be fully operational by the end of 2027. The amendment also increases certain fixed pricing terms under the agreement and grants us an exclusive option to take assignment of multiple saltwater disposal wells in Lea County, New Mexico and Culberson County, Texas, further enhancing our integrated recycling and disposal network and supporting predictable, long-term earnings in the region.

We also continued to expand our portfolio of contracted, recurring revenue opportunities through additional commercial agreements, including produced water takeaway and disposal arrangements, water supply agreements, minimum volume commitments and additional delivery point commitments. These included a 12-year produced water services agreement with a customer in Lea County, New Mexico, providing produced water gathering, treatment and disposal services on a firm basis, together with an acreage-wide right of first refusal covering future development in the area and a separate right of first refusal over the customer's treated water purchase requirements, as well as a complementary pair of seven-year water takeaway and supply agreements in Eddy County, New Mexico, supported by new pipeline infrastructure and exclusive rights of first refusal for both produced water takeaway and treated water supply. We also amended an existing produced water gathering and pipeline agreement in the Bakken (Williams and Mountrail Counties, North Dakota), updating pricing terms and the associated area of dedication, and entered into a new five-year salt water disposal services agreement in the Haynesville/East Texas region (Panola and Shelby Counties, Texas, and DeSoto Parish, Louisiana), supported by our Bethlehem Transfer Station and associated disposal wells, with a minimum volume commitment of 18,000 barrels per day during the first three contract years, stepping down to the greater of a volume election or 12,000 barrels per day thereafter. Collectively, these agreements are intended to increase utilization of our existing infrastructure, support selective capital investments in new pipeline connectivity and delivery points, and provide greater predictability in future revenue generation across our operating regions.

Diversification

During the Current Quarter, we continued advancing our diversification initiatives, including opportunities related to municipal and industrial water markets, lithium extraction partnerships, iodine recovery, and beneficial reuse technologies, intended to evaluate potential opportunities to leverage our existing water infrastructure platform across additional end markets. These initiatives are ongoing and continue to progress.

Market Trends and Outlook

Geopolitical Conflicts

Geopolitical tensions and related hostilities across the Middle East continued during the third quarter of 2026, resulting in increased instability in oil and gas-producing regions as well as in key adjacent shipping lanes and supply chains. These developments have heightened concerns over potential supply disruptions and transportation risks, contributing to volatility in global oil and natural gas prices. In particular, disruptions to maritime traffic through key shipping corridors, including the Strait of Hormuz, have adversely affected global energy markets and contributed to volatility and elevated prices for oil and natural gas.

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

Commodity Prices

Industry conditions during the first nine months of 2026 reflected a relatively disciplined North American upstream activity environment. Commodity prices, while significantly fluctuating in the first nine months of 2026, remained supportive of development activity, although, even with the recent increases in oil prices following geopolitical tensions in the Middle East, North American operators continued to emphasize capital efficiency, free cash flow generation, and moderated production growth. As a result, drilling and completion activity across key U.S. basins remained generally stable compared to recent periods, with the Permian Basin continuing to represent the primary area of development and the largest concentration of completions activity and associated water handling demand.

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

Though geopolitical tensions remained elevated across the Middle East, production from OPEC+ countries increased during the Current Quarter as shipments through major oil transit routes, including the Strait of Hormuz, partially recovered. However, uncertainty remains regarding the flow of traffic through key shipping lanes as tensions in the Middle East continue. The average price of West Texas Intermediate (“WTI”) crude oil increased in the Current Quarter versus the Prior Quarter due to a combination of factors, including geopolitical developments in the Middle East, heightened trade tensions, global demand, and other various influences and impacts. During the Current Quarter, the average spot price of WTI crude oil was $87.12 versus an average price of $65.78 for the Prior Quarter. The average Henry Hub natural gas spot price during the Current Quarter was $2.87 versus an average of $3.03 for the Prior Quarter. Henry Hub natural gas price levels in the Current Quarter decreased relative to the Prior Quarter due to a variety of factors, including easing concerns over near-term supply disruptions and continued strength in domestic natural gas production.

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

Industry Consolidation and Customer Demand for Water Solutions

Demand for produced water gathering, transportation, disposal, and recycling services remained closely linked to industry activity levels and the steady growth in produced water volumes associated with existing production. Produced water generation continues to increase as operators develop longer laterals and higher-intensity completion designs. Additionally, water-to-oil ratios in the Southern Delaware and Northern Delaware Basins are among the highest within the Permian Basin, and furthermore, across the United States, contributing to growing produced water volumes in the Permian Basin. These structural trends continue to support demand for integrated water management infrastructure, including pipeline gathering systems, disposal capacity, and recycling capabilities.

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

Heightened inflation in recent years has driven higher interest rates and increased cost of capital for Select and our customers. In September 2026, the Federal Reserve raised its benchmark interest rate by 25 basis points to a target range of 3.75% to 4.00%, its first increase since 2023, further increasing borrowing costs. Many customers have responded by tightening capital budgets, focusing on cash flow generation and returning capital to investors. Customer consolidation in the Permian Basin can temporarily disrupt activity levels, yet it also creates larger blocks of contiguous acreage that can increase demand for our integrated, long-term water lifecycle solutions. While acquired customers may initially slow activity to integrate operations, we are well-positioned to support these larger entities with comprehensive water management, reuse, recycling and balancing services.

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

In the first quarter of 2026, the U.S. Supreme Court struck down certain broad tariffs previously imposed through executive orders under the International Emergency Economic Powers Act of 1977 on a wide range of imported goods. In response, President Trump promptly implemented a wide sweeping 10% import surcharge on goods under Section 122 of the Trade Act of 1974, which expired in July 2026. These tariffs targeted various categories of imports, including several raw materials used in our operations, including steel, aluminum and copper. While the full scope, duration, and economic impact of these new tariffs remain uncertain, they could result in higher input costs, supply chain disruptions, and potential retaliatory measures from affected trading partners. We continue to monitor these developments closely and evaluate their potential effects on our cost structure and customer demand.

Our Segments

Our services are offered through three reportable segments: (i) Water Infrastructure; (ii) Water Services; and (iii) Chemical Technologies.

●	Water Infrastructure. The Water Infrastructure segment consists of the Company’s fixed infrastructure assets, including operations associated with its gathering and distribution pipelines, water recycling facilities, SWDs, water storage facilities, and solids management facilities, primarily serving E&P companies.
●	Water Services. The Water Services segment primarily consists of the Company’s water-related services businesses, including water sourcing, water transfer, fluids hauling, water monitoring, water containment and water network automation, primarily serving E&P companies. Additionally, this segment included the operations of our Peak business on a consolidated basis prior to its deconsolidation on September 23, 2026.
●	Chemical Technologies. The Chemical Technologies segment provides technical solutions, products and expertise related to chemical applications in the oil and gas industry. We develop, manufacture, manage logistics and provide a full suite of chemicals used in hydraulic fracturing, stimulation, cementing and well completions for customers ranging from pressure pumpers to major integrated and independent oil and gas producers. This segment also utilizes its chemical experience and lab testing capabilities to customize tailored water treatment solutions designed for the recycling and treatment of produced water and to optimize the fracturing fluid system in conjunction with the quality of water used in well completions.

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

Labor costs associated with our employees and contract labor comprise the largest portion of our costs of doing business. We incurred labor and labor-related costs of $122.7 million, $115.8 million, $355.6 million and $369.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The majority of our recurring labor costs are variable and dependent on the market environment and are incurred only while we are providing our operational services. We also incur costs to employ personnel to ensure safe operations, sell and supervise our services and perform maintenance on our assets, which is not as directly tied to our level of business activity. Additionally, we incur selling, general and administrative costs for compensation of our administrative personnel at our field sites and in our operational and corporate headquarters, as well as for third-party support, permitting, licensing and services.

We incur significant vehicle and equipment costs in connection with the services we provide, including depreciation, repairs and maintenance, rental and leasing costs. We incurred vehicle and equipment costs of $88.0 million, $71.7 million, $252.7 million and $230.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur raw material costs in manufacturing our chemical products, as well as for water that we source for our customers. We incurred raw material costs of $76.3 million, $60.4 million, $215.8 million and $184.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We incur variable transportation costs associated with our service lines, predominantly fuel and freight. We incurred fuel and freight costs of $24.8 million, $16.0 million, $69.4 million and $56.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Changes to fuel prices impact our transportation costs, which affects the results of our operations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus interest expense, income taxes, and depreciation, amortization and accretion. We define Adjusted EBITDA as EBITDA plus any impairment and abandonment charges or asset write-offs pursuant to GAAP, plus non-cash losses on the sale of assets or subsidiaries, less gain on deconsolidation of subsidiary, less remeasurement gains on fixed assets related to business combinations, non-cash compensation expense, and non-recurring or unusual expenses or charges, including severance expenses, transaction costs, or facilities-related exit and disposal-related expenditures, plus/(minus) foreign currency losses/(gains), plus/(minus) losses/(earnings) on unconsolidated entities and plus TRAs expense. The adjustments to EBITDA are generally consistent with such adjustments described in our Sustainability-Linked Credit Facility. See “—Comparison of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Our historical financial statements for periods prior to the respective date each acquisition was completed do not include the results of operations of that acquisition. See “—Recent Developments” and “Note 3—Acquisitions and Divestitures” for a description of these transactions.

Results of Operations

The following tables set forth our results of operations for the periods presented.

Current Quarter Compared to the Prior Quarter

	Three months ended September 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$110,119	$78,805	$31,314	39.7%
Water Services	212,264	166,877	45,387	27.2%
Chemical Technologies	89,806	76,561	13,245	17.3%
Total revenue	412,189	322,243	89,946	27.9%

Costs of revenue
Water Infrastructure	47,170	36,964	10,206	27.6%
Water Services	161,774	136,795	24,979	18.3%
Chemical Technologies	73,833	61,352	12,481	20.3%
Depreciation, amortization and accretion	48,020	43,578	4,442	10.2%
Total costs of revenue	330,797	278,689	52,108	18.7%
Gross profit	81,392	43,554	37,838	86.9%

Operating expenses
Selling, general and administrative	53,610	41,674	11,936	28.6%
Depreciation and amortization	963	1,310	(347)	(26.5)%
Impairments and abandonments	—	2,279	(2,279)	NM
Lease abandonment costs	(67)	63	(130)	(206.3)%
Total operating expenses	54,506	45,326	9,180	20.3%
Income (loss) from operations	26,886	(1,772)	28,658	1617.3%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,134	2,600	(1,466)	NM
Interest expense, net	(5,354)	(5,963)	609	(10.2)%
Gain on deconsolidation of subsidiary	4,175	—	4,175	NM
Remeasurement gain on business combination	—	14,924	(14,924)	NM
Other	5,578	(2,277)	7,855	NM
Income before income tax expense and equity in losses of unconsolidated entities	32,419	7,512	24,907	331.6%
Income tax expense	(9,043)	(434)	(8,609)	1983.6%
Equity in losses of unconsolidated entities	(449)	(4,784)	4,335	NM
Net income	$22,927	$2,294	$20,633	899.4%

NM = Not Meaningful

Revenue

Our revenue increased by $89.9 million, or 27.9%, to $412.2 million for the Current Quarter compared to $322.2 million for the Prior Quarter. This increase was composed of a $45.4 million increase in Water Services revenue, a $31.3 million increase in Water Infrastructure revenue and a $13.2 million increase in Chemical Technologies revenue. For the Current Quarter, our Water Infrastructure, Water Services and Chemical Technologies constituted 26.7%, 51.5% and 21.8% of our total revenue, respectively, compared to 24.5%, 51.7% and 23.8%, respectively, for the Prior Quarter. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $31.3 million, or 39.7%, to $110.1 million for the Current Quarter compared to $78.8 million for the Prior Quarter. The increase was primarily driven by higher recycling revenues associated with the continued ramp-up of volumes under long-term agreements, as well as increased activity supported by our ongoing New Mexico infrastructure buildout and related Permian customer development. Results were also supported by increased disposal and solids revenues, reflecting the expansion of our asset base through recent acquisitions. Recycling and disposal revenues also benefited from higher skim oil volumes and pricing. These increases were partially offset by lower pipeline revenue.

Water Services. Revenue increased $45.4 million, or 27.2%, to $212.3 million for the Current Quarter compared to $166.9 million in the Prior Quarter. The increase was primarily driven by underlying organic growth as well as higher water transfer revenues, driven by market share gains supported by our Tideline® hose offering as well as higher Peak revenue driven by increased power generation activity.

Chemical Technologies. Revenue increased by $13.2 million, or 17.3%, to $89.8 million for the Current Quarter compared to $76.6 million for the Prior Quarter. The increase in revenues was primarily driven by enhanced sales performance and new product developments as well as price increases to offset increased raw materials costs.

Costs of Revenue

Costs of revenue increased $52.1 million, or 18.7%, to $330.8 million for the Current Quarter compared to $278.7 million for the Prior Quarter. The increase was comprised of a $25.0 million increase in Water Services costs, a $10.2 million increase in Water Infrastructure costs, a $12.5 million increase in Chemical Technologies costs, and a $4.4 million increase in depreciation, amortization and accretion.

Water Infrastructure. Costs of revenue increased $10.2 million, or 27.6%, to $47.2 million for the Current Quarter compared to $37.0 million for the Prior Quarter. Cost of revenue as a percentage of revenue decreased from 46.9% to 42.8% primarily driven by a greater mix of higher-margin recycling revenues, reflecting higher skim oil sales and economies of scale from higher volumes.

Water Services. Costs of revenue increased $25.0 million, or 18.3%, to $161.8 million for the Current Quarter compared to $136.8 million for the Prior Quarter. As a percentage of revenue, cost of revenue decreased from 82.0% in the Prior Quarter to 76.2% in the Current Quarter. The decrease was primarily driven by improved water transfer margins from increased utilization of Tideline® hose assets, which support greater efficiency and service quality, as well as effective cost controls.

Chemical Technologies. Costs of revenue increased $12.5 million, or 20.3%, to $73.8 million for the Current Quarter compared to $61.4 million for the Prior Quarter. Cost of revenue as a percentage of revenue increased from 80.1% to 82.2% attributable to higher raw material costs and increased fuel and freight due to higher diesel prices.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $4.4 million, or 10.2%, to $48.0 million for the Current Quarter compared to $43.6 million for the Prior Quarter primarily due to increased capital expenditures made into new organic infrastructure projects as well as a higher fixed asset base resulting from recent acquisitions partially offset by a decreased asset base in our Water Services segment due to the assets divested in the Omni transaction as well as assets becoming fully depreciated.

Gross Profit

Gross profit was $81.4 million for the Current Quarter compared to $43.6 million for the Prior Quarter primarily driven by a $21.1 million increase in gross profit from our Water Infrastructure segment, a $20.4 million increase in gross profit from our Water Services segment, and a $0.8 million increase in gross profit from our Chemical Technologies segment partially offset by a $4.4 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 19.7% and 13.5% in the Current Quarter and Prior Quarter, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.9 million, or 28.6%, to $53.6 million for the Current Quarter compared to $41.7 million for the Prior Quarter, driven primarily by a $5.5 million increase in incentive and equity-based compensation, a $6.6 million increase in transaction costs and $2.0 million in other expenses partially offset by $1.5 million in Prior Quarter severance expense and a $0.7 million decrease in wages and associated payroll taxes.

Impairments and Abandonments

During the Prior Quarter, we recognized $2.3 million in impairments and abandonments primarily due to the abandonment of a SWD well in the Water Infrastructure segment.

Net Interest Expense

Net interest expense decreased by $0.6 million, or 10.2%, to $5.4 million for the Current Quarter compared to $6.0 million in the Prior Quarter primarily driven by lower interest rates on the term loan.

Gain on Deconsolidation of Subsidiary

During the Current Quarter, we sold a 55% interest in Peak, which resulted in a gain of $4.2 million.

Remeasurement Gain on Business Combination

A remeasurement gain of $14.9 million was recognized in the Prior Quarter in connection with Water Services property and equipment that was part of the purchase consideration transferred to Omni.

Other Income (Expense)

Other Income was $5.6 million for the Current Quarter compared to Other Expense of $2.3 million for the Prior Quarter. Current Quarter amounts include a $5.5 million insurance reimbursement for lost profits related to a 2024 business combination, while Prior Quarter amounts were primarily attributable to sales tax audit settlements.

Income Tax Expense

Income tax expense increased $8.6 million to $9.0 million for the Current Quarter compared to $0.4 million for the Prior Quarter primarily due to higher pre-tax income. The effective tax rate was 27.9% and 5.8% for the Current Quarter and Prior Quarter, respectively, and differs from the 21% U.S. federal statutory rate primarily due to net income allocated to noncontrolling interests, state income taxes, income tax credits and nondeductible items. The difference in the effective tax rate in the Current Quarter versus the Prior Quarter is related to the items impacting the rate above relative to the amount of pretax earnings.

Net Income

Net income increased by $20.6 million to $22.9 million for the Current Quarter compared to $2.3 million for the Prior Quarter, driven primarily by higher gross profit, other income, lower equity investment losses and impairments and abandonments and the gain on deconsolidation of subsidiary, partially offset by the remeasurement gain on business combination in the Prior Quarter, increased selling, general and administrative expenses and higher income tax expense.

Current Period Compared to the Prior Period

	Nine months ended September 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Revenue
Water Infrastructure	$308,469	$232,051	$76,418	32.9%
Water Services	601,648	608,185	(6,537)	(1.1)%
Chemical Technologies	263,837	220,606	43,231	19.6%
Total revenue	1,173,954	1,060,842	113,112	10.7%

Costs of revenue
Water Infrastructure	131,941	106,668	25,273	23.7%
Water Services	463,882	491,825	(27,943)	(5.7)%
Chemical Technologies	213,631	181,965	31,666	17.4%
Depreciation, amortization and accretion	140,987	123,307	17,680	14.3%
Total costs of revenue	950,441	903,765	46,676	5.2%
Gross profit	223,513	157,077	66,436	42.3%

Operating expenses
Selling, general and administrative	135,339	118,041	17,298	14.7%
Depreciation and amortization	3,293	4,153	(860)	(20.7)%
Impairments and abandonments	5,947	4,904	1,043	NM
Lease abandonment costs	(264)	785	(1,049)	(133.6)%
Total operating expenses	144,315	127,883	16,432	12.8%
Income from operations	79,198	29,194	50,004	171.3%

Other income (expense)
Gain on sales of property and equipment and divestitures, net	1,703	10,468	(8,765)	NM
Interest expense, net	(16,282)	(16,484)	202	(1.2)%
Gain on deconsolidation of subsidiary	4,175	—	4,175	NM
Remeasurement gain on business combination	—	14,924	(14,924)	NM
Other	5,272	(1,856)	7,128	NM
Income before income tax expense and equity in losses of unconsolidated entities	74,066	36,246	37,820	104.3%
Income tax expense	(17,836)	(7,849)	(9,987)	127.2%
Equity in losses of unconsolidated entities	(1,309)	(4,872)	3,563	NM
Net income	$54,921	$23,525	$31,396	133.5%

NM = Not Meaningful

Revenue

Our revenue increased by $113.1 million, or 10.7%, to $1.174 billion for the Current Period compared to $1.061 billion for the Prior Period. This increase was composed of a $76.4 million increase in Water Infrastructure revenue and a $43.2 million increase in Chemical Technologies revenue partially offset by a $6.5 million decrease in Water Services revenue. For the Current Period, our Water Infrastructure, Water Services and Chemical Technologies constituted 26.3%, 51.2% and 22.5% of our total revenue, respectively, compared to 21.9%, 57.3% and 20.8%, respectively, for the Prior Period. The revenue changes by reportable segment are as follows:

Water Infrastructure. Revenue increased $76.4 million, or 32.9%, to $308.5 million for the Current Period compared to $232.1 million for the Prior Period. The increase was primarily driven by higher recycling revenues associated with the continued ramp-up of volumes under long-term agreements, as well as increased activity supported by our ongoing New Mexico infrastructure buildout and related Permian customer development. Results were also supported by increased disposal and solids revenues, reflecting the expansion of our asset base through recent acquisitions. Recycling and disposal revenues also benefited from higher skim oil volumes and pricing. These increases were partially offset by lower pipeline revenue.

Water Services. Revenue decreased $6.5 million, or 1.1%, to $601.6 million for the Current Period compared to $608.2 million in the Prior Period. The decrease was primarily driven by $45.5 million lower Fluids Hauling revenue primarily due to divested operations in connection with the Omni transaction. These decreases were partially offset by higher water transfer revenues, driven by market share gains supported by our Tideline® hose offering as well as higher Peak revenue driven by increased power generation activity.

Chemical Technologies. Revenue increased by $43.2 million, or 19.6%, to $263.8 million for the Current Period compared to $220.6 million for the Prior Period. The increase in revenues was primarily driven by enhanced sales performance and new product developments as well as price increases to offset increased raw materials costs.

Costs of Revenue

Costs of revenue increased $46.7 million, or 5.2%, to $950.4 million for the Current Period compared to $903.8 million for the Prior Period. The increase was comprised of a $31.7 million increase in Chemical Technologies costs and a $25.3 million increase in Water Infrastructure costs partially offset by a $27.9 million decrease in Water Services costs. Depreciation, amortization and accretion also increased $17.7 million.

Water Infrastructure. Costs of revenue increased $25.3 million, or 23.7%, to $131.9 million for the Current Period compared to $106.7 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 46.0% to 42.8% primarily driven by a greater mix of higher-margin recycling revenues, reflecting higher skim oil sales and economies of scale from higher volumes.

Water Services. Costs of revenue decreased $27.9 million, or 5.7%, to $463.9 million for the Current Period compared to $491.8 million for the Prior Period. As a percentage of revenue, cost of revenue decreased from 80.9% in the Prior Period to 77.1% in the Current Period. The favorable decrease in costs as a percentage of revenue was primarily driven by higher water transfer margins resulting from increased utilization of Tideline® hose assets, which supported greater operating efficiency and service quality, as well as effective cost controls. The decrease was also favorably impacted by a lower relative revenue contribution from fluids hauling following the Omni transaction.

Chemical Technologies. Costs of revenue increased $31.7 million, or 17.4%, to $213.6 million for the Current Period compared to $182.0 million for the Prior Period. Cost of revenue as a percentage of revenue decreased from 82.5% to 81.0% attributable to a higher proportion of sales from higher margin products partially offset by higher raw material costs and increased fuel and freight due to higher diesel prices.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense increased $17.7 million, or 14.3%, to $141.0 million for the Current Period compared to $123.3 million for the Prior Period primarily due to increased capital expenditures made into new organic infrastructure projects as well as a higher fixed asset base resulting from recent acquisitions partially offset by a decreased asset base in our Water Services segment due to the assets divested in the Omni transaction as well as assets becoming fully depreciated.

Gross Profit

Gross profit was $223.5 million for the Current Period compared to $157.1 million for the Prior Period primarily driven by a $51.1 million increase in gross profit from our Water Infrastructure segment, a $21.4 million increase in gross profit from our Water Services segment and an $11.6 million increase in gross profit from our Chemical Technologies segment partially offset by a $17.7 million increase in depreciation, amortization and accretion expense. Gross margin as a percentage of revenue was 19.0% and 14.8% in the Current Period and Prior Period, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.3 million, or 14.7%, to $135.3 million for the Current Period compared to $118.0 million for the Prior Period, driven primarily by a $14.0 million increase in incentive and equity-based compensation, an increase of $4.7 million in transaction costs, $1.6 million in higher legal and professional costs and $0.9 million in higher information technology costs partially offset by $1.5 million Prior Period severance expense, a $0.8 million decrease in wages and associated payroll taxes, a $0.5 million decrease in credit loss expense, and $1.1 million in other expenses.

Impairments and Abandonments

During the Current Period, we recognized $5.9 million in impairments and abandonments primarily due to the abandonment of a SWD well in the Haynesville region of our Water Infrastructure segment. During the Prior Period, we recognized $4.9 million in impairments and abandonments, consisting of $3.1 million in the Water Infrastructure segment primarily associated with SWD abandonments and the termination of a disposal lease, $1.2 million related to the abandonment of back-office software development costs and $0.6 million of property and equipment in the Water Services segment related to the relocation of operations from a leased facility.

Gain on sales of property and equipment and divestitures, net

During the Current Period, we recognized $1.7 million in gains on sales of property and equipment and divestitures compared to $10.5 million in gains during the Prior Period. Prior Period amounts were comprised of $5.5 million in underutilized or obsolete property and equipment in our Water Services segment, $4.0 million related to the sale of excess land in the Haynesville/E. Texas region in our Water Infrastructure segment, and $1.0 million of obsolete property and equipment in our Chemical Technologies segment.

Net Interest Expense

Net interest expense decreased by $0.2 million, or 1.2%, to $16.3 million for the Current Period compared to $16.5 million in the Prior Period.

Gain on Deconsolidation of Subsidiary

During the Current Quarter, we sold a 55% interest in Peak, which resulted in a gain of $4.2 million.

Remeasurement Gain on Business Combination

A remeasurement gain of $14.9 million was recognized in the Prior Period in connection with Water Services property and equipment that was part of the purchase consideration transferred to Omni.

Other Income (Expense)

Other Income was $5.3 million for the Current Period compared to Other Expense of $1.9 million for the Prior Period. Current Period amounts include a $5.5 million insurance reimbursement for lost profits related to a 2024 business combination, while Prior Period amounts were primarily attributable to sales tax audit settlements.

Income Tax Expense

Income tax expense increased $10.0 million to $17.8 million for the Current Period compared to $7.8 million for the Prior Period primarily due to higher pre-tax income. The effective tax rate was 24.1% and 21.7% for the Current Period and Prior Period, respectively, and differs from the 21% U.S. federal statutory rate primarily due to net income allocated to noncontrolling interests, state income taxes, income tax credits and nondeductible items. The difference in the effective tax rate in the Current Period versus the Prior Period is related to the items impacting the rate above relative to the amount of pretax earnings.

Net Income

Net income increased by $31.4 million, or 133.5%, to $54.9 million for the Current Period compared to $23.5 million for the Prior Period, driven primarily by higher gross profit, other income, a decrease in equity investment losses and the gain on deconsolidation of subsidiary, partially offset by higher selling, general and administrative expenses, the remeasurement gain in the Prior Period, lower gains on sale of fixed assets, higher impairments and abandonments, and higher income tax expense.

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

The following table sets forth our reconciliation of EBITDA and Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$22,927	$2,294	$54,921	$23,525
Interest expense, net	5,354	5,963	16,282	16,484
Income tax expense	9,043	434	17,836	7,849
Depreciation, amortization and accretion	48,983	44,888	144,280	127,460
EBITDA	86,307	53,579	233,319	175,318
Non-cash compensation expenses(1)	8,336	7,398	22,732	14,077
Non-recurring severance expenses(2)	—	1,467	—	1,467
Non-cash loss on sale of assets or subsidiaries	3	875	121	1,312
Transaction costs	7,449	3,289	8,343	6,490
Lease abandonment costs	(67)	63	(264)	785
Impairments and abandonments	—	2,279	5,947	4,904
Remeasurement gain on business combination	—	(14,924)	—	(14,924)
Gain on deconsolidation of subsidiary	(4,175)	—	(4,175)	—
Equity in losses of unconsolidated entities	449	4,784	1,309	4,872
Other(3)	(4,829)	671	(3,488)	1,825
Adjusted EBITDA	$93,473	$59,481	$263,844	$196,126
(1)	Current Period includes $0.2 million of other cash incentive compensation.
(2)	Prior Quarter and Prior Period amounts relate to severance expense in connection with the termination of certain former management employees related to a reorganization.
(3)	Current Quarter and Current Period amounts include $5.5 million in insurance proceeds from lost profits related to a 2024 business combination.

EBITDA was $86.3 million for the Current Quarter compared to $53.6 million for the Prior Quarter. The $32.7 million increase in EBITDA was driven primarily by a $42.3 million increase in gross profit, a $7.9 million increase in other income, a decrease of $4.3 million in equity investment losses, the $4.2 million gain on the deconsolidation of Peak, and a $2.3 million decrease in impairments and abandonments partially offset by the $14.9 million remeasurement gain in the Prior Quarter, an $11.9 million increase in selling, general and administrative expenses and a $1.5 million decrease in gains on asset sales. Adjusted EBITDA was $93.5 million for the Current Quarter compared to $59.5 million for the Prior Quarter.

EBITDA was $233.3 million for the Current Period compared to $175.3 million for the Prior Period. The $58.0 million increase in EBITDA was driven primarily by an $84.1 million increase in gross profit, a $7.1 million increase in other income, the $4.2 million gain on the deconsolidation of Peak and a decrease of $3.6 million in equity investment losses partially offset by a $17.3 million increase in selling, general and administrative expenses, a $14.9 million Prior Period remeasurement gain and an $8.8 million decrease in gains on asset sales. Adjusted EBITDA was $263.8 million for the Current Period compared to $196.1 million for the Prior Period.

Liquidity and Capital Resources

Overview

Following the effectiveness of the New Revolving Credit Facility on November 2, 2026, our primary sources of liquidity are cash on hand, borrowing capacity under the New Revolving Credit Facility, cash flows from operations, proceeds from the sale of excess property and equipment, proceeds from opportunistic underwritten public offerings of our Class A common stock and the remaining net proceeds from the Notes Offering. Our primary uses of capital have been to fund current operations, maintain our asset base, implement technological advancements, make capital expenditures to support organic growth, fund acquisitions and equity investments, pay dividends and distributions, make payments under the TRAs, and when appropriate, repurchase shares of Class A common stock in the open market. Depending on available opportunities, market conditions and other factors, we may also issue additional debt and equity securities in the future, if needed.

We prioritize sustained positive FCF and a strong balance sheet and evaluate potential acquisitions and investments in the context of those priorities, in addition to the economics of the opportunity. We believe this approach provides us with additional flexibility to evaluate larger investments as well as improved resilience in a sustained downturn versus many of our peers.

We believe our cash on hand, cash flows from operations and available borrowings under the New Revolving Credit Facility will be sufficient to fund our operations, capital expenditures, contractual obligations and working capital needs and to remain in compliance with our debt covenants for at least the next twelve months.

Prior to closing, Peak, while still wholly owned and consolidated, borrowed $40.0 million under a new first-lien term loan and distributed the net proceeds of $37.5 million to SES Holdings. The Peak term loan is an obligation of Peak and is not guaranteed by Select. At closing, SES Holdings received $1.5 million in cash and a $35.3 million secured seller note from Headwall. The cash consideration is subject to customary post-closing adjustments for cash, indebtedness and working capital, which Headwall may elect to settle in cash or through a corresponding adjustment to the principal amount of the seller note.

During the fourth quarter of 2022, we initiated a quarterly dividend and distribution program of $0.05 per share and $0.05 per unit for holders of shares of Class A and Class B common stock, respectively. We paid quarterly dividends at the same rate through the third quarter of 2023, then the board of directors increased the quarterly dividend paid on November 17, 2023 to $0.06 per share and $0.06 per unit for holders of shares of Class A and Class B common stock, respectively. We paid quarterly dividends at the same rate through the third quarter of 2024, then the board of directors increased the quarterly dividend paid on November 15, 2024 to $0.07 per share and $0.07 per unit for holders of shares of Class A and Class B common stock, respectively. This program resulted in a financing outflow of $27.9 million in the Current Period, and this quarterly dividend program is expected to continue. All future dividend payments are subject to quarterly review and approval by our board of directors. Upon its effectiveness, the New Revolving Credit Facility will restrict our ability to make distributions, including to fund our dividends, subject to certain exceptions, including restricted payments (including dividends) of up to $15.0 million per fiscal quarter. See Note 17—Subsequent Events.

As of September 30, 2026, cash and cash equivalents totaled $34.1 million, and we had approximately $237.5 million of available borrowing capacity under the Revolving Credit Facility under our Sustainability-Linked Credit Facility. As of September 30, 2026, we had $247.2 million in outstanding indebtedness, the borrowing base for the Revolving Credit Facility under the Sustainability-Linked Credit Facility was $256.2 million, the borrowing base for the Term Loan Facility under the Sustainability-Linked Credit Facility was $426.3 million and outstanding letters of credit totaled $18.7 million.

Senior Notes

On October 21, 2026, the Issuer completed the Notes Offering pursuant to which it issued $900.0 million aggregate principal amount of the Notes. The Issuer received net proceeds of approximately $886.5 million, after deducting the initial purchasers’ discount. The Issuer used a portion of the net proceeds from the Notes Offering, together with cash on hand, (i) to fund the cash consideration for the Pilot Water Acquisition, (ii) to repay the outstanding obligations under the Term Loan Facility in full and repay any outstanding loans (together with accrued and unpaid interest thereon) under the Revolving Credit Facility, and (iii) to pay the fees, premiums, expenses and costs incurred in connection with the foregoing and the transactions related thereto. The Issuer intends to use the remainder for general corporate purposes and working capital. Interest on the Notes accrues from October 21, 2026, at an annual rate of 7.625% and is payable semiannually on May 1 and November 1 of each year, beginning May 1, 2027.

The Notes will mature on November 1, 2034 and are senior unsecured obligations of the Issuer, guaranteed, jointly and severally, on a senior unsecured basis by the Issuer’s existing subsidiaries that are borrowers or guarantors under the Revolving Credit Facility and by certain of its future restricted subsidiaries. The Issuer may redeem all or a portion of the Notes at any time on or after November 1, 2029 at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest. Prior to November 1, 2029, the Issuer may redeem all or a portion of the Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, and may also redeem up to 40% of the aggregate principal amount of the Notes with an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest. Upon the occurrence of certain types of change of control, accompanied by a downgrade of the Notes by at least two rating agencies, the Issuer will be required to offer to repurchase the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The indenture governing the Notes contains covenants that, among other things, limit the ability of the Issuer and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue certain preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from the Issuer’s restricted subsidiaries to the Issuer; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications, and certain of these covenants will terminate if the Notes receive an investment grade rating and no default or event of default has occurred and is continuing.

Sustainability-Linked Credit Facility

On January 24, 2025, SES Holdings, Select LLC, the Administrative Agent, and the other lenders party thereto entered into the Sustainability-Linked Credit Facility, which initially provides for $300.0 million in revolving commitments under the Revolving Credit Facility and $250.0 million in term commitments under the Term Loan Facility, in each case, subject to a borrowing base. The Sustainability-Linked Credit Facility also has a sublimit of $50.0 million for letters of credit and a sublimit of $30.0 million for swingline loans. Subject to obtaining commitments from existing or new lenders, Select LLC has the option to increase the maximum amount under the Sustainability-Linked Credit Facility by (i) $150.0 million for additional revolving commitments and (ii) $50.0 million for additional term commitments, in each case, during the first four years following the Closing Date. As of the Closing Date, (i) there were no borrowings outstanding under the Revolving Credit Facility and approximately $20.0 million of letters of credit issued and outstanding thereunder and (ii) the Term Loan Facility was fully funded. Capitalized terms used but not defined herein have the meaning ascribed to them in the Sustainability-Linked Credit Facility.

On October 21, 2026, in connection with the closing of the Notes Offering, the Term Loan Facility under the Sustainability-Linked Credit Facility was repaid and terminated in full. Concurrent with the closing of the Pilot Water Acquisition, and the Effective Date under the New Credit Agreement, the Revolving Credit Facility under the Sustainability-Linked Credit Facility was repaid in full and the Sustainability-Linked Credit Facility was terminated.

Refer to “Note 8—Debt” for further discussion of the Sustainability-Linked Credit Facility and “Note 17—Subsequent Events” for further discussion of the New Revolving Credit Facility.

New Revolving Credit Facility

The New Revolving Credit Facility provides for up to $500.0 million of commitments, including a $50.0 million letter of credit sublimit. It became effective upon satisfaction or waiver of specified conditions, including the closing of the Pilot Water Acquisition on November 2, 2026. As of November 5, 2026, we had zero borrowings, outstanding letters of credit totaled $16.6 million and the available borrowing capacity under our New Revolving Credit Facility was $483.4 million. We must maintain a net total leverage ratio of not more than 4.25 to 1.00, a net senior secured leverage ratio of not more than 2.50 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00, tested quarterly. See Note 17—Subsequent Events.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2026	2025	Dollars	Percentage

	(in thousands)
Net cash provided by operating activities	$181,422	$149,221	$32,201	21.6%
Net cash used in investing activities	(285,542)	(333,706)	48,164	14.4%
Net cash provided by financing activities	120,113	182,330	(62,217)	(34.1)%
Subtotal	15,993	(2,155)
Effect of exchange rate changes on cash and cash equivalents	(3)	5	(8)	NM
Net increase (decrease) in cash and cash equivalents	$15,990	$(2,150)

NM = Not Meaningful

Analysis of Cash Flow Changes between the nine months ended September 30, 2026 and 2025

Operating Activities. Net cash provided by operating activities was $181.4 million for the Current Period, compared to $149.2 million for the Prior Period. The $32.2 million increase is comprised primarily of an increase of $84.2 million of net income combined with non-cash adjustments partially offset by a $52.0 million increase in working capital.

Investing Activities. Net cash used in investing activities was $285.5 million for the Current Period, compared to $333.7 million for the Prior Period. The $48.2 million decrease in net cash used in investing activities was due primarily to a $71.6 million decrease in equity-method and preferred stock investments, and a $7.9 million decrease in spending for acquisitions net of cash received partially offset by a $15.9 million increase in purchases of property and equipment, $9.9 million lower proceeds received from sales of property and equipment and $5.5 million in net cash disposed in deconsolidation of subsidiary.

Financing Activities. Net cash provided by financing activities was $120.1 million for the Current Period, compared to $182.3 million for the Prior Period. The decrease was driven primarily by lower financing inflows, as proceeds from the Class A common stock offering in the Current Period were less than borrowings in the Prior Period. The $62.2 million decrease in net cash provided by financing activities was comprised of a $253.5 million decrease in borrowings net of repayments, a $2.6 million increase in dividends and distributions paid, a $2.4 million decrease in cash received from noncontrolling interest holders and a $1.4 million increase in repurchases of common stock partially offset by $191.6 million in proceeds received from a public offering of our Class A common stock and $6.0 million lower debt issuance costs.

Free Cash Flow

The following table summarizes our free cash flow for the periods indicated:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$181,422	$149,221
Purchase of property and equipment	(238,942)	(223,063)
Proceeds received from sale of property and equipment	3,847	13,757
Free cash flow	$(53,673)	$(60,085)

Common Stock Offering

In February 2026, the Company completed an underwritten public offering of 15,784,315 shares of Class A common stock at a public offering price of $12.75 per share. Refer to “Note 1—Business and Basis of Presentation” for further discussion of the underwritten public offering.

Contractual Obligations

Our contractual obligations include, among other things, our Sustainability-Linked Credit Facility and operating leases. Refer to “Note 6—Leases” in our 2025 Form 10-K for operating lease obligations as of December 31, 2025 and “Note 8—Debt” in Part I, Item 1 of this Quarterly Report for an update to our Sustainability-Linked Credit Facility as of September 30, 2026.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our 2025 Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2—Significant Accounting Policies” for recent accounting pronouncements.

Off-Balance-Sheet Arrangements

As of September 30, 2026, we had no material off-balance-sheet arrangements. As such, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Any combination of these factors that results in sustained low oil and gas prices and, therefore, lower capital spending and/or reduced drilling and completion activity by our customers, would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest Rate Risk

As of September 30, 2026, we had $234.4 million in outstanding borrowings and $237.5 million of available borrowing capacity under our Sustainability-Linked Credit Facility. Interest is calculated under the terms of our Sustainability-Linked Credit Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. A hypothetical one percentage point increase in interest rates on our borrowings under our Sustainability-Linked Credit Facility as of September 30, 2026, would increase our annual interest expense by approximately $2.3 million. The Term Loan Facility was repaid in full on October 21, 2026, and the Revolving Credit Facility was repaid in full and the Sustainability-Linked Credit Facility was terminated on

November 2, 2026. As of November 5, 2026, we have no outstanding borrowings under the New Credit Agreement. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to various risks and uncertainties as disclosed in Part I, Item 1A. of our 2025 Form 10-K. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, Risk Factors of our 2025 Form 10-K, which are incorporated herein by reference. You should carefully consider the risks set forth in our 2025 Form 10-K and the following risks, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K. The following risk factors below are hereby added to the risk factors disclosed in our 2025 Form 10-K.

We have incurred, and expect to continue to incur significant transaction costs in connection with the Pilot Water Acquisition.

We have incurred and expect to continue to incur a number of non-recurring costs associated with the Pilot Water Acquisition, the integration of Pilot Water’s operations with ours and the realization of the expected benefits from the Pilot Water Acquisition. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. Although we expect the elimination of duplicative costs and the realization of other expected benefits related to the integration of Pilot Water’s assets to allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

Our actual operating results, costs and activities could differ materially from the guidance we have released in connection with the Pilot Water Acquisition.

In connection with our announcement of the Pilot Water Acquisition, we released certain forecasted operating results, costs and activities, including, without limitation, future expected financial and operating metrics. This forward-looking guidance is based upon a number of assumptions that are inherently uncertain and is subject to numerous business, economic, competitive, financial and regulatory risks, including the risks described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and in our most recent Annual Report on Form 10-K. Many of these risks and uncertainties are beyond our control.

If any of these risks and uncertainties actually occur or the assumptions underlying our guidance are incorrect, our actual operating results, costs and activities may be materially and adversely different from our guidance. In addition, investors should also recognize that the reliability of any guidance diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put our guidance in context and not to place undue reliance upon it.

The integration of Pilot Water into the Company may not be as successful as anticipated, and the Company may not achieve the intended benefits or do so within the intended time frame.

The Pilot Water Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Pilot Water into the Company, and the Company’s ability to manage the combined company, may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of the Company. Potential difficulties that may be encountered in the integration process include, among other factors:

●	the inability to successfully integrate Pilot Water’s disposal-focused water midstream business into the Company’s Delaware Water Infrastructure network, operationally and culturally, in a manner that permits the Company to achieve the full revenue and cost savings anticipated from the Pilot Water Acquisition;
●	complexities associated with managing a larger, more complex, integrated business, including the Company’s efforts to combine Pilot Water’s disposal assets with the Company’s recycling infrastructure to create a balanced recycling and disposal platform;
●	the inability to retain key employees and otherwise integrate personnel from the Company and Pilot Water and the loss of key employees;
●	integrating relationships with customers, vendors and business partners; and
●	the disruption of, or the loss of momentum in, the ongoing business of the Company or Pilot Water or inconsistencies in standards, controls, procedures and policies.

Additionally, the success of the Pilot Water Acquisition will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Pilot Water’s businesses, including operational and other synergies that the Company believes the combined company will achieve. The anticipated benefits and cost savings of the Pilot Water Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

During the Current Quarter, we repurchased the shares of Class A common stock as shown in the table below, which included 5,998 shares purchased to satisfy the cashless exercise of options and tax withholding obligations related to vested shares under the Select Energy Services, Inc. 2016 Equity Incentive Plan and Select Water Solutions, Inc. 2024 Equity Incentive Plan previously awarded to certain of our current and former employees. The Company did not make any open market repurchases in the Current Quarter.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2026 to July 31, 2026	730	$17.99	—	$21,177,432
August 1, 2026 to August 31, 2026	5,268	$20.88	—	$21,177,432
September 1, 2026 to September 30, 2026	—	$0.00	—	$21,177,432

(1)	The average price paid per share includes commissions.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference, as applicable, as part of this report.

HIDDEN_ROW
Exhibit Number	Description

#+2.1

Membership Interest Purchase Agreement, dated as of September 24, 2026, by and among Select Water Solutions, LLC, Pilot OFS Holdings LLC, Minerva Infrastructure IA LLC and, for the limited purposes therein, Pilot Travel Centers LLC (incorporated by reference herein to Exhibit 2.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed September 24, 2026).

*2.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of October 27, 2026, by and among Select Water Solutions, LLC, Pilot OFS Holdings LLC and Minerva Infrastructure IA LLC.

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

4.1

Indenture, dated as of October 21, 2026, by and among Select Water Holdings LLC, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee. (incorporated by reference herein to Exhibit 4.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed October 21, 2026).

4.2

Form of 7.625% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.1) (incorporated by reference herein to Exhibit 4.2 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed October 21, 2026).

4.3

First Supplemental Indenture, dated as of November 2, 2026, by and among Select Water Holdings LLC, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed November 2, 2026).

*10.1

First Amendment to Credit Agreement dated as of August 20, 2026, by and among Select Water Solutions, LLC, as borrower, SES Holdings, LLC, as parent, the other credit parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

#10.2

Credit Agreement, dated as of October 13, 2026, by and among Select Water Holdings LLC, as borrower, SES Holdings, LLC, as parent, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 to Select Water Solutions, Inc.’s Current Report on Form 8-K, filed October 13, 2026).

†*10.3	Performance Share Unit Grant Notice and Performance Share Unit Agreement between John Schmitz and Select Water Solutions, Inc. under the Select Water Solutions, Inc. 2024 Equity Incentive Plan.

†*10.4	Restricted Stock Grant Notice and Restricted Stock Agreement between John Schmitz and Select Water Solutions, Inc. under the Select Water Solutions, Inc. 2024 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

†Management contract or compensatory plan or arrangement.

**Furnished herewith

#Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+Portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The registrant hereby undertakes to provide an unredacted copy on a supplemental basis upon request by the SEC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT WATER SOLUTIONS, INC.

Date: November 9, 2026	By:	/s/ John D. Schmitz
John D. Schmitz
Chairman, President and Chief Executive Officer

Date: November 9, 2026	By:	/s/ Chris George
Chris George
Executive Vice President and Chief Financial Officer